Form 10QSB
period 1996-03-31
BIOSOURCE INTERNATIONAL INC
filed 1996-05-15
CIK 860451

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996 Commission File Number. 000-21930.

                          BIOSOURCE INTERNATIONAL, INC.
        (Exact name of Small Business Issuer as specified in its charter)

DELAWARE                                                             77-0340829
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

820 FLYNN ROAD, CAMARILLO, CALIFORNIA                                     93012
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:                   (805)987-0086

                                      None

      (Former name, former address, and former fiscal year if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .
    ---    ---

Number of common shares of issuer
  Outstanding at May 9, 1996                               5,878,774

                          BIOSOURCE INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

ITEM     Description                                                       PAGE
PART I   FINANCIAL INFORMATION

1.       Financial Statements

         Consolidated Balance Sheet as of March 31, 1996.............      3

         Consolidated Statements of Operations for the three
           months ended March 31, 1996 and 1995......................      4

         Consolidated Statements of Cash Flows for the three
           months ended March 31, 1996 and 1995......................      5

         Notes to Consolidated Financial Statements..................      6-10

2.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................      11-13

PART II  OTHER INFORMATION

1-6      Other Information, Exhibits and Reports on
           Form 8-K..................................................      14

         SIGNATURES..................................................      15

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                          BIOSOURCE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                   (UNAUDITED)

                            ASSETS

     Current assets:
           Cash and cash equivalents                           $ 1,301,488
           Accounts receivable, less
               allowance for doubtful accounts of $29,000        1,464,221
           Inventories                                           3,384,222
           Prepaid expenses and other current assets               176,993
           Deferred income taxes                                    91,000
                                                               -----------
               Total current assets                              6,417,924
                                                               -----------
           Property and equipment, net                           2,439,013
           Other assets                                            366,455
                                                               -----------
                                                               $ 9,223,392
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
           Current maturities of notes payable                 $   665,489
           Accounts payable                                        831,545
           Accrued expenses                                        190,304
           Income taxes payable                                    237,369
                                                               -----------
                Total current liabilities                        1,924,707
                                                               -----------

     Notes payable, less current maturities                        785,289
     Deferred income taxes                                          65,000

     Stockholders' equity:
          Preferred stock, $.001 par value.  Authorized
               1,000,000 shares; none issued                            --
          Common stock, $0.001 par value.  Authorized
               20,000,000 shares; issued and outstanding
               5,862,565 shares                                      5,863
          Additional paid-in capital                             9,369,806
          Accumulated deficit                                   (2,927,273)
                                                               -----------
               Net stockholders' equity                          6,448,396
                                                               -----------
                                                               $ 9,223,392
                                                               ===========

          See accompanying notes to consolidated financial statements          3

                          BIOSOURCE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                     1996           1995
                                                  ----------     ----------
     Revenue                                      $2,518,557     $1,924,502

     Cost of goods sold                              849,031        857,705
                                                  ----------     ----------

        Gross profit                               1,669,526      1,066,797
                                                  ----------     ----------

     Operating expenses:
        Research and development                     244,019        287,764
        Sales and marketing                          323,442        309,756
        General and administrative                   373,540        351,571
                                                  ----------     ----------

            Total operating expenses                 941,001        949,091
                                                  ----------     ----------

            Operating income                         728,525        117,706
                                                  ----------     ----------

     Other income, net                                61,416         19,470
                                                  ----------     ----------

            Income before income taxes               789,941        137,176

     Provision for income taxes                      270,193         21,982
                                                  ----------     ----------


            Net income                            $  519,748     $  115,194
                                                  ==========     ==========

     Income per share:

            Net income per share                  $     0.09     $     0.02
                                                  ==========     ==========

     Weighted average number of
        common shares outstanding                  5,957,285      5,816,817
                                                  ==========     ==========

          See accompanying notes to consolidated financial statements          4

                          BIOSOURCE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

                                                                                   1996           1995
                                                                                -----------    ---------
     Cash flows from operating activities:
        Net income                                                              $   519,748    $ 115,194
                                                                                -----------    ---------

        Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                             55,385       39,159
        Changes in assets and liabilities:
           Accounts receivable                                                      (74,361)     (79,347)
           Inventories                                                              (83,014)      (3,274)
           Prepaid expenses and other current assets                                (34,672)     (90,586)
           Other assets                                                            (218,940)     (11,638)
           Accounts payable                                                         104,914       88,195
           Accrued expenses                                                        (140,849)     (24,119)
                                                                                -----------    ---------

              Net cash provided by operating activities                             128,211       33,584
                                                                                -----------    ---------

     Cash flows from investing activities:
        Purchase of property and equipment                                       (1,571,790)     (84,325)
                                                                                -----------    ---------

     Cash flows from financing activities:
        Proceeds from the exercise of options                                        31,340       10,171
        Borrowings from bank                                                      1,341,000       28,000
        Repayments to bank                                                          (10,715)     (15,068)
        Payments of capital lease obligations                                        (9,650)      (8,579)
                                                                                -----------    ---------

              Net cash provided by financing activities                           1,351,975       14,524
                                                                                -----------    ---------

              Net decrease in cash and cash
                 equivalents                                                        (91,604)     (36,217)

     Cash and cash eqivalents at beginning
        of period                                                                 1,393,092      883,760
                                                                                -----------    ---------

     Cash and cash equivalents at end
        of period                                                               $ 1,301,488    $ 847,543
                                                                                ===========    =========

          See accompanying notes to consolidated financial statements          5

                          BIOSOURCE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the year ended December 31, 1995.

The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results of these periods are not necessarily indicative of the results to be expected for the full year.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       The consolidated financial statements include the accounts of BioSource International, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

       The Company is engaged in the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oligonucleotides used in biomedical research. The types of products supplied by the Company include a range of bioactive proteins, enzymes, substrates, antibodies, human and murine cytokines, growth factors and a variety of assay systems for the detection of biological molecules. These products focus on areas of research such as immunology, AIDS and cancer. The Company focuses its sales efforts on academic, industrial and governmental laboratories.

       Cash and Cash Equivalents

       Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.

       Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) for raw materials and work in process and the average-cost method for finished goods.

       Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful life or the lease term, whichever is shorter.

                          BIOSOURCE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       License Agreements

       License agreements are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term (generally five to ten years). These costs are included with other assets in the accompanying consolidated balance sheet.

       Income Taxes

       The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enacted date.

       Long Lived Assets

       In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. This statement provides guidelines for recognition of impairment losses related to long-term assets. Effective January 1, 1996, the Company adopted Statement No. 121.
       The adoption of this new standard did not have a material effect on the Company's consolidated financial statements.

       Accounting for Stock Options

       In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), was issued. This statement encourages, but does not require a fair value based method of accounting for employee stock options. The Company will continue to measure compensation costs pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees" and comply with the pro forma disclosure requirements of Statement No. 123. Effective January 1, 1996, the Company adopted Statement No. 123 which had no impact on the Company's consolidated financial statements.

       Net Income per Share

       Net income per share has been computed using the weighted average number of common shares outstanding each quarter. The Company's common share equivalents associated with dilutive stock options and warrants are immaterial, and accordingly, primary and fully diluted net income per share are approximately the same.

                          BIOSOURCE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     INVENTORIES

       Inventories are summarized as follows:

                                                                   March 31,
                                                                     1996
                                                                  -----------
       Raw materials                                              $    27,581
       Work in process                                              1,778,899
       Finished goods                                               1,577,742
                                                                  -----------
                                                                  $ 3,384,222
                                                                  ===========

3.     PROPERTY AND EQUIPMENT

       Property and equipment are summarized as follows:

                                                                   March 31,
                                                                     1996
                                                                  -----------
       Land                                                       $   270,000
       Building and improvements                                    1,510,769
       Leasehold improvements                                           7,423
       Computer equipment                                             265,262
       Office furniture and fixtures                                  190,694
       Machinery and equipment                                        995,646
                                                                  -----------
                                                                    3,239,794

       Less accumulated depreciation
            and amortization                                          800,781
                                                                  -----------

                                                                  $ 2,439,013
                                                                  ===========

                          BIOSOURCE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     NOTES PAYABLE

       On March 31, 1996 the Company had a credit agreement with a bank providing for borrowings of up to $1,000,000 under a revolving line of credit limited to 75% of eligible accounts receivable, as defined per the borrowing agreement. Interest on the revolving line of credit is payable monthly at prime plus .75%. Included under the credit agreement is a $150,000 installment note payable with interest at prime plus 1.375% through June 30, 1998. Borrowings under the credit agreement are secured by all Company assets.

       On March 29, 1996, the Company purchased its existing executive offices and manufacturing facilities, consisting of approximately 27,000 square feet located on 63,162 square feet of land in Camarillo, California. These offices and manufacturing facilities, leased by the Company prior to the purchase date, are subject to a first trust deed mortgage (the "First Mortgage") which was made by the lender pursuant to the Small Business Administration's Loan Guarantee Program. At March 31, 1996, the First Mortgage had an outstanding balance of $745,000 with unpaid principal due on April 1, 2006. The principal amount of the loan is being amortized over twenty years. Pursuant to the First Mortgage, the Company is obligated to make monthly payments of $6,895, which include interest at 9.4% per annum. The property is also subject to a second trust deed loan (the "Second Mortgage") with the California Statewide Development Corp. with an outstanding principal balance of $616,000 as of the date of sale of the debenture which is scheduled for funding by June 1, 1996. The second mortgage is subject to a fixed rate of approximately 7.75% per annum, payable and amortized over twenty years, due approximately June 1, 2016, with estimated monthly payments of principle and interest of $5,057. As of March 31, 1996 there is a bridge loan in the amount of $596,000 payable to the holder of the First Mortgage which is subject to a fixed rate of 9.75%. The bridge loan will be funded upon the sale of the debenture underlying the Second Mortgage by the California Statewide Certified Development Corporation. Payments by the Company under the First Mortgage and the Second Mortgage are unconditionally guaranteed by James H. Chamberlain, Chief Executive Officer and President of the Company.

       At March 31, 1996 the estimated minimum payments on these notes are as follows:

                 1996                               $   637,987
                 1997                                    57,106
                 1998                                    37,076
                 1999                                    17,183
                 2000                                    18,870
                 Thereafter                             669,206
                                                    -----------
                                                    $ 1,437,428
                                                    ===========

                          BIOSOURCE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     LEASE COMMITMENTS

       The Company leases manufacturing premises for its wholly owned subsidiary under an operating lease expiring on April 30, 1998 and renewable for a three-year period upon expiration of the initial term.

       The subsidiary also leases approximately $104,000 of certain equipment under a capital lease. The capital lease obligation is payable in monthly installments through June 1996, including interest at approximately 11.8%.

       At March 31, 1996 the estimated future minimum payments under these leases are as follows:

                                   Capital            Operating
                                    leases               leases
                               -----------           ----------
              1996             $    13,350           $    9,587
              1997                      --               13,479
              1998                      --                4,592
                               -----------           ----------
                               $    13,350           $   27,658
                               ===========           ==========


6.     INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review by management.

                                     ITEM 2

                          BIOSOURCE INTERNATIONAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with the financial statements and the notes thereto included elsewhere herein.

OVERVIEW

     BioSource develops, manufactures, markets and distributes products which are widely used in biomedical research and are instrumental in the development of new medical diagnostic methods and pharmaceutical products. The Company's products enable scientists to understand better the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDs and certain other sexually transmitted diseases. The Company's products include immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules) and monoclonal and polyclonal antibodies. The Company also develops, manufactures, markets and distributes oligonucleotides and ELISA test kits, and uses recombinant DNA technology to produce cytokines and other proteins. Because the Company's products are sold only for research, the Company is not subject to regulation by the FDA, and therefore undertakes none of the risks associated with the research and development of new drugs.

     The Company maintains laboratory facilities at its executive offices in Camarillo, California, manufactures oligonucleotides at laboratory facilities located in Menlo Park, California, and has direct access to animal facilities in Northern California which are used to produce antibodies.

     Since 1993, BioSource focused on internal new product development, and currently offers more than 800 products to more than 1,700 medical laboratories and research centers in universities, government institutions and pharmaceutical and biotechnology firms. The Company's CYTOscreen line of ELISA test kits is its fastest growing product line. The Company's products are marketed and sold domestically by its own sales force and throughout the world by international distributors.

     The Company's growth has also been stimulated by acquisitions. On November 21, 1995, the Company acquired Keystone, located in Menlo Park, California, which manufactures and sells oligonucleotides. Oligonucleotides are used in the study and research of cellular and molecular biology. This acquisition provided a captive source of supply for needed oligonucleotides, enhanced the Company's ability to clone specific genes into bacterial cell lines, provided an expanded product line and customer base and resulted in the contribution of additional revenue from Keystone's existing product line. The acquisition has also given the Company the ability to develop and produce internally the oligonucleotides it uses in the production of cytokines and in turn in its ELISA test kits. Thus, the Company has become less dependent on certain suppliers and has been able to reduce cost of goods sold for various products, thereby increasing its gross margins.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

     Revenue. Revenue for the three months ended March 31, 1996 increased $594,055, or 31%, to $2,518,557 from $1,924,502 when compared to the three months ended March 31, 1995. The primary factors contributing to revenue growth were the continued demand for BioSource products both domestically and internationally across all product lines, and the introduction of new
ELISA test kits, cytokines, growth factors, antibodies, oligonucleotides and other biomedical reagents supplied by the Company.

     Cost of Goods Sold. Cost of goods sold of $849,031 decreased for the three months ended March 31, 1996 by $8,674, or 1%, when compared to $857,705 for the three months ended March 31, 1995. The decrease was due to efficiencies in production which were created by manufacturing larger volumes of products and their components, thereby recognizing greater economies of scale.

     Research and Development Expenses. Research and development expenses were $244,019 for the three months ended March 31, 1996 and decreased by $43,745, or 15%, as compared to $287,764 for the three months ended March 31, 1995.
The decrease resulted from the favorable comparison to the comparable period in 1995 when the Company incurred higher research and development expenses in connection with the expansion of its research and development efforts. The Company has continued to maintain productive research and development efforts while implementing expense controls. The Company believes its protein recombinant rat IL-6, introduced in the first quarter of 1996, was the first to be commercially available. The research department also produced other biologically active proteins which are replacements for outsourced raw materials used in ELISA development. In the same period, the Company introduced five new ELISA test kits and two replacement kits using internally developed components. The Company continues its focus on producing new proteins for commercial sale and for use in new ELISA kits and other products used in biomedical research.

     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 1996 were $323,442, an increase of 4%, or $13,686, as compared to $309,756 for the three months ended March 31, 1995. As a percentage of revenue, these expenses decreased to 13% in 1996 as compared to 16% in 1995. The increase in absolute dollars is the net effect of increased salaries for the new fiscal year and related personnel expenses against decreased expenditures in catalog printing, direct mail and advertising. The level of increase is a result of management's effectiveness in controlling expenses while not sacrificing market penetration or sales growth.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1996 were $373,540, an increase of $21,969, or 6%, as compared to $351,571 for the three months ended March 31, 1995. As a percentage of revenue, these expenses decreased to 15% in 1996 as compared to 18% in 1995. The increase in expenditures in absolute dollars was due primarily to the addition of new personnel, increased salaries for the new fiscal year and related personnel expenses. Other general and administrative expenses remained relatively stable.

     Provision for Income Taxes. The provision for income taxes for the three months ended March 31, 1996 of $270,193 increased by $248,211, when compared to $21,982 for the three months ended March 31, 1995. The increase resulted from the increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996 the Company's current ratio was 3.33 to 1 compared to 4.8 to 1 at December 31, 1995. The decrease was due to a short-term bridge loan which partially funded the Company's March 28, 1996 purchase of the Company's executive offices and manufacturing facilities in Camarillo, California and is due on June 26, 1996. The bridge loan will be replaced by a 20 year mortgage funded by the California Statewide Development Corporation ("CDC") prior to June 26, 1996. Cash generated from operating activities increased to $128,211 for the three months ended March 31, 1996 as compared to $33,584 for the three months ended March 31, 1995. At March 31, 1996, total cash and cash equivalents on hand amounted to $1.3 million as compared to $1.4 million at December 31, 1995. The significant use of cash during the first quarter of 1995 was the down payment and closing costs of $173,223 used in connection with the purchase of the Company's facilities.

     Capital expenditures for the three months ended March 31, 1996 were $1.6 million as compared to $84,325 for the three months ended March 31, 1995. The major purchase as stated earlier was the purchase of the Company's facilities for a total price of $1.5 million; the remaining purchases were manufacturing equipment and computers.

     The Company's revolving line of credit with Silicon Valley Bank provides for borrowings of up to $1.0 million limited to 75% of eligible accounts receivable. The credit line expires on December 31, 1996. Interest on the revolving line of credit is payable monthly at prime plus .75%. The Company also has a $150,000 installment note payable to Silicon Valley Bank payable in monthly installments of principal and interest of prime plus 1.375% through June 30, 1998.

     On March 28, 1996 the Company purchased its corporate facilities for a total purchase price of $1.5 million dollars plus closing costs. These offices and manufacturing facilities, leased by the Company prior to the purchase date, are subject to a first trust deed (the "First Mortgage") payable to Heller Financial, Inc. The principal amount of the First Mortgage is $745,000, payable in monthly installments of $6,895 which includes principal and interest at a rate of 9.4% per annum. The First Mortgage is due on April 1, 2006. The principal amount of the First Mortgage is being amortized over 20 years. The property is subject to a second trust deed loan (the "Second Mortgage") which is currently funded by Heller Financial, Inc. via a short term bridge loan which becomes due on June 26, 1996 subject to interest of 9.75% per annum. Prior to that date the Second Mortgage will be replaced by a 20 year mortgage payable to the CDC upon the sale of the underlying debenture which is scheduled for funding by June 1, 1996. The Second Mortgage, funded by the CDC, will bear an interest rate of approximately 7.75% with a monthly installment of principal and interest of approximately $5,057. Payments by the Company under the First and Second Mortgages are unconditionally guaranteed by James H. Chamberlain, Chairman of the Board and President of the Company.

     Management believes that its working capital and amounts available under its line of credit, together with internally generated funds, will provide sufficient liquidity to enable the Company to meet its current operating and capital needs for the next 12 months.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits
       None

(b)    Reports on Form 8-K

Registrant's report on Form 8-K filed February 12, 1996, item 2 event.

Registrant's report on Form 8-K filed April 4, 1996, item 5 event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          BIOSOURCE INTERNATIONAL, INC.

                          By:  /s/ Anna Anderson
                               -------------------------------------
                                   Anna Anderson
May 15, 1996                       Vice President and Chief Financial Officer



                               /s/ James H. Chamberlain
                               ------------------------------------------
                                   James H. Chamberlain
May 15 , 1996                      President and Chief Executive Officer