Form 10QSB/A
period 1996-03-31
BIOSOURCE INTERNATIONAL INC
filed 1996-05-24
CIK 860451

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               AMENDMENT NO. 1
                                      TO
                                FORM 10-QSB/A


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

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                          BIOSOURCE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                   (UNAUDITED)

                            ASSETS

     Current assets:
           Cash and cash equivalents                           $ 1,301,488
           Accounts receivable, less
               allowance for doubtful accounts of $29,000        1,464,221
           Inventories                                           3,384,222
           Prepaid expenses and other current assets               373,993
           Deferred income taxes                                    91,000
                                                               -----------
               Total current assets                              6,614,924
                                                               -----------
           Property and equipment, net                           2,439,013
           Other assets                                            366,455
                                                               -----------
                                                               $ 9,420,392
                                                               ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
           Current maturities of notes payable                 $   665,489
           Accounts payable                                        831,545
           Accrued expenses                                        190,304
           Income taxes payable                                    237,369
                                                               -----------
                Total current liabilities                        1,924,707
                                                               -----------

     Notes payable, less current maturities                        785,289
     Deferred income taxes                                          65,000

     Stockholders' equity:
          Preferred stock, $.001 par value.  Authorized
               1,000,000 shares; none issued                            --
          Common stock, $0.001 par value.  Authorized
               20,000,000 shares; issued and outstanding
               5,862,565 shares                                      5,863
          Additional paid-in capital                             9,566,806
          Accumulated deficit                                   (2,927,273)
                                                               -----------
               Net stockholders' equity                          6,645,396
                                                               -----------
                                                               $ 9,420,392
                                                               ===========

          See accompanying notes to consolidated financial statements          3

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
                                                    -----------
                                                    $ 1,437,428
                                                    ===========

                          BIOSOURCE INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     COMMON STOCK WARRANTS

       The Company has entered into an agreement in principle to acquire certain assets and selected liabilities of Medgenix Diagnostics, S.A. related to its in vitro diagnostic business (the "Medgenix acquisition").

       On February 1, 1996, the Company granted a warrant to purchase 100,000 shares of the Company's common stock to Nordion International Inc. ("Nordion"), the ultimate parent of Medgenix Diagnostics, S.A., with an exercise price equal to the lesser of (i) $7.50 per share, or
       (ii) 115% of the closing sale price of the common stock on the date of closing of the Medgenix acquisition. The warrant was fully vested on the date of grant and expires on February 1, 2001.

       The warrant was issued to provide incentive for Nordion to sign a formal letter of intent to sell the Medgenix business to the Company. The fair value of the warrant will be considered a component of the purchase price upon closing of the acquisition. The fair value of the warrant of $197,000 was estimated on the date of grant using the Black-Scholes option pricing model and has been included as a component of "prepaid expenses and other current assets" and "additional paid-in capital" in the consolidated balance sheet as of March 31, 1996.


6.     LEASE COMMITMENTS

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


7.     INCOME TAXES

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996 the Company's current ratio was 3.4 to 1 compared to 4.8 to 1 at December 31, 1995. The decrease was due to a short-term bridge loan provided by Heller Financial, Inc., Small Business Lending Division, which partially funded the Company's March 28, 1996 purchase of the Company's executive offices and manufacturing facilities in Camarillo, California and is due on June 26, 1996. The principal amount of the bridge loan is $596,000, subject to a fixed rate of 9.75%. The bridge loan will be replaced by a 20 year mortgage funded by the California Statewide Development Corporation ("CDC") prior to June 26, 1996. Cash generated from operating activities increased to $128,211 for the three months ended March 31, 1996 as compared to $33,584 for the three months ended March 31, 1995. At March 31, 1996, total cash and cash equivalents on hand amounted to $1.3 million as compared to $1.4 million at December 31, 1995. The significant use of cash during the first quarter of 1995 was the down payment and closing costs of $173,223 used in connection with the purchase of the Company's facilities.

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

(a)    Exhibits
       None

(b)    Reports on Form 8-K

Registrant's report on Form 8-K filed February 12, 1996, item 2 event.

Registrant's report on Form 8-K filed April 4, 1996, item 5 event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                          BIOSOURCE INTERNATIONAL, INC.

                          By:  /s/ Anna Anderson
                               -------------------------------------
                                   Anna Anderson
May 23, 1996                       Executive Vice President-Finance
                                   and Chief Financial Officer



                               /s/ James H. Chamberlain
                               ------------------------------------------
                                   James H. Chamberlain
May 23, 1996                       President and Chief Executive Officer