Form 10QSB
period 1996-06-30
BIOSOURCE INTERNATIONAL INC
filed 1996-08-14
CIK 860451

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996 Commission File Number. 000-21930.

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

                                      None
- --------------------------------------------------------------------------------
     (Former name, former address, and former fiscal year if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

Number of common shares of issuer
  Outstanding at August 13, 1996                                      8,311,315

                          BIOSOURCE INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

ITEM          DESCRIPTION                                                  PAGE

PART I        FINANCIAL INFORMATION

1.            FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1996............     3

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
               MONTHS ENDED JUNE 30, 1996 AND 1995.....................      4

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
               MONTHS ENDED JUNE 30, 1996 AND 1995.....................      5

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
               MONTHS ENDED JUNE 30, 1996 AND 1995.....................      6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............   7-10

2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                OF OPERATIONS..........................................  11-13

PART II       OTHER INFORMATION

1-6           OTHER INFORMATION, EXHIBITS AND REPORTS ON
                FORM 8-K........................................... .... 14-15

              SIGNATURES.................................................   16

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)

ASSETS

Current assets:
      Cash and cash equivalents                                           $ 13,989,512
      Accounts receivable, net                                               4,561,580
      Inventories                                                            6,911,132
      Prepaid expenses and other current assets                              1,633,780
      Deferred income taxes                                                    101,000
                                                                          ------------
          Total current assets                                              27,197,004

      Property and equipment, net                                            4,108,788
      Other assets                                                             386,546
                                                                          ------------

                                                                          $ 31,692,338
                                                                          ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of notes payable                                 $     29,530
      Accounts payable                                                       1,442,505
      Accrued expenses                                                       1,608,396
      Income taxes payable                                                     568,743
                                                                          ------------
           Total current liabilities                                         3,649,174
                                                                          ------------

Notes payable, less current maturities                                       1,328,265
Deferred income taxes                                                           75,000

Stockholders' equity:
     Preferred stock, $.001 par value.  Authorized
          1,000,000 shares; none issued                                             --
     Common stock, $0.001 par value.  Authorized
          20,000,000 shares; issued and outstanding
          8,311,003 shares                                                       8,311
     Additional paid-in capital                                             28,887,961
     Accumulated deficit                                                    (2,336,373)
     Accumulated translation adjustment                                         80,000
                                                                          ------------
          Total stockholders' equity                                        26,639,899
                                                                         -------------
                                                                         $  31,692,338
                                                                         =============

          See accompanying notes to consolidated financial statements          3

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                              1996                1995
                                           ----------          ----------

Revenue                                    $5,781,195          $4,075,090

Cost of goods sold                          1,987,138           1,651,118
                                           ----------          ----------

   Gross profit                             3,794,057           2,423,972
                                           ----------          ----------

Operating expenses:
   Research and development                   533,503             565,690
   Sales & marketing                          832,194             648,147
   General and administrative                 816,589             754,403
                                           ----------          ----------

       Total operating expenses             2,182,286           1,968,240
                                           ----------          ----------

       Operating income                     1,611,771             455,732
                                           ----------          ----------

Other income, net                             100,445              40,675
                                           ----------          ----------

       Income before income taxes           1,712,216             496,407

Provision for income taxes                    601,567              93,827
                                           ----------          ----------


       Net income                          $1,110,649          $  402,580
                                           ==========          ==========

Net income per share                       $     0.17          $     0.07
                                           ==========          ==========

Weighted average number of
   common shares outstanding                6,573,786           5,824,528
                                           ==========          ==========

          See accompanying notes to consolidated financial statements.         4

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                              1996                1995
                                           ----------          ----------

Revenue                                    $3,262,638          $2,150,588

Cost of goods sold                          1,138,107             793,413
                                           ----------          ----------

   Gross profit                             2,124,531           1,357,175
                                           ----------          ----------

Operating expenses:
   Research and development                   289,484             277,926
   Sales & marketing                          508,752             338,391
   General and administrative                 443,050             402,832
                                           ----------          ----------

       Total operating expenses             1,241,286           1,019,149
                                           ----------          ----------

       Operating income                       883,245             338,026
                                           ----------          ----------

Other income, net                              39,029              21,205
                                           ----------          ----------

       Income before income taxes             922,274             359,231

Provision for income taxes                    331,374              71,845
                                           ----------          ----------


       Net income                          $  590,900          $  287,386
                                           ==========          ==========

Net income per share                       $     0.09          $     0.05
                                           ==========          ==========

Weighted average number of
   common shares outstanding                6,768,656           5,824,374
                                           ==========          ==========

           See accompanying notes to consolidated financial statements         5

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                                                      1996                    1995
                                                                                  ------------           ------------

Cash flows from operating activities:
   Net income                                                                     $  1,110,649           $    402,580

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                    152,655                117,526
   Changes in assets and liabilities:
      Accounts receivable                                                           (3,171,721)              (195,770)
      Inventories                                                                   (3,609,924)               (98,588)
      Prepaid expenses and other current assets                                     (1,501,459)              (144,631)
      Other assets                                                                   6,628,969                (22,598)
      Accounts payable                                                                 715,874                 13,948
      Accrued expenses                                                               1,618,617                 11,970
                                                                                  ------------           ------------

         Net cash provided by operating activities                                   1,943,660                 84,437
                                                                                  ------------           ------------

Cash flows from investing activities:
   Purchase of European subsidiary                                                  (6,868,000)                    --
   Purchase of property and equipment                                               (3,338,835)              (126,050)
                                                                                  ------------           ------------

         Net cash used in investing activities                                     (10,206,835)              (126,050)
                                                                                  ------------           ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                           19,365,919                     --
   Proceeds from the exercise of options                                               126,659                 14,459
   Proceeds from the exercise of warrants                                               59,365                     --
   Borrowings from bank                                                              1,957,000                 28,000
   Repayments to bank                                                                 (706,348)              (117,502)
   Payments of capital lease obligations                                               (23,000)               (17,415)
                                                                                  ------------           ------------

         Net cash provided by (used in) financing activities                        20,779,595                (92,458)
                                                                                  ------------           ------------
Effect of currency exchange rate change                                                 80,000                     --
                                                                                  ------------           ------------
         Net increase (decrease) in cash and
            cash equivalents                                                        12,596,420               (134,071)

Cash and cash equivalents at beginning
   of period                                                                         1,393,092                883,760
                                                                                  ------------           ------------

Cash and cash equivalents at end
   of period                                                                      $ 13,989,512           $    749,689
                                                                                  ============           ============


          See accompanying notes to consolidated financial statements          6

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 1996 and for the six month and three month periods ended June 30, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the year ended December 31, 1995.

The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results of these periods are not necessarily indicative of the results to be expected for the full year.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

       The consolidated financial statements include the accounts of BioSource International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

       Cash and Cash Equivalents

       Cash and cash equivalents includes all cash balances and highly liquid investments in debt instruments with an original maturity of three months or less.

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

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

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

       Accounting for Stock Options

       In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", was issued. This statement encourages, but does not require a fair value based method of accounting for employee stock options. The Company will continue to measure compensation costs pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees" and comply with the pro forma disclosure requirements of Statement No. 123. Effective January 1, 1996, the Company adopted Statement No. 123 which had no impact on the Company's consolidated financial statements.

       Net Income per Share

       Net income per share has been computed using the weighted average number of common shares outstanding each quarter. The Company's common share equivalents associated with dilutive stock options and warrants are immaterial, and accordingly, primary and fully diluted net income per share are approximately the same.

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     BUSINESS COMBINATION

        On June 5, 1996 the Company acquired certain assets and assumed selected liabilities of Medgenix Diagnostics, S.A. ("Medgenix"), located in Fleurus, Belgium, related to its in vitro diagnostic business (the "Medgenix Business"). The Medgenix assets consist of certain product lines which are similar to those of the Company, focusing on assay test kits, customer accounts, laboratory and animal facilities, real property leasehold interests and an existing employee base, all of which are used in the Medgenix Business. The purchase price for the Medgenix Business was $6.9 million, payable in cash, and the assumption of certain Medgenix liabilities. The Company funded the cash portion of the purchase price of the Medgenix Business from a portion of the net proceeds of a secondary offering of its common stock which closed concurrently with the closing of the Medgenix acquisition. The acquisition was accomplished as a purchase of assets (and assumption of certain liabilities) which were acquired by a wholly-owned subsidiary of the Company, BioSource Europe, S.A. (BioSource Europe), and was accounted for as a purchase. BioSource Europe is incorporated under Belgian law with subsidiaries in France, Germany, Italy and the Netherlands.

3.     INVENTORIES

                                                                   JUNE 30, 1996
                                                                   -------------

        Raw materials                                                   $766,735
        Work in process                                                2,909,992
        Finished goods                                                 3,234,405
                                                                   -------------
                                                                   $   6,911,132
                                                                   =============

4.     PROPERTY AND EQUIPMENT

        Land                                                       $     270,000
        Building and improvements                                      1,871,182
        Laboratory equipment                                           1,670,507
        Office furniture, equipment and computers                      1,195,150
                                                                   -------------
                                                                   $   5,006,839
        Less accumulated depreciation                                    898,051
                                                                   -------------

                                                                   $   4,108,788
                                                                   =============

5.     NOTES PAYABLE

        On June 30 1996 the Company had a credit agreement with a bank providing for borrowings of up to $1,000,000 under a revolving line of credit limited to 75% of eligible accounts receivable, as defined per the borrowing agreement. Interest on the revolving line of credit is payable monthly at prime plus .75%. Borrowings under the credit agreement are secured by all Company assets. As of June 30, 1996 there was no outstanding balance under the credit agreement.

        On March 29, 1996, the Company purchased its existing executive offices and manufacturing facilities, consisting of approximately 27,000 square feet located on 63,162 square feet of land in Camarillo, California. These offices and manufacturing facilities, leased by the Company prior to the purchase date, are subject to a first trust deed mortgage (the "First Mortgage"). At June 30, 1996, the First Mortgage had an outstanding balance of $741,975 with unpaid principal due on April 1, 2006. The principal amount of the loan is being amortized over twenty years. Pursuant to the First Mortgage, the Company is obligated to make monthly payments of $6,896, which include interest at 9.4% per annum. The property is also subject to a second trust deed loan (the "Second Mortgage") with an outstanding principal balance of $616,000 as of June 30, 1996. The second mortgage is subject to a fixed rate of approximately 7.75% per annum, payable and amortized over twenty years, due approximately June 1, 2016, with estimated monthly payments of principle, interest, and fees of $5,369. Payments by the Company under the First Mortgage and the Second Mortgage are unconditionally guaranteed by James H. Chamberlain, Chief Executive Officer and President of the Company.

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     LEASE COMMITMENTS

        The Company's European subsidiary, BioSource Europe S.A,. leases approximately 30,000 square feet of a building located in Fleurus, Belgium, for a term of three years expiring on March 31, 1998.

        The Company also leases premises consisting of 1,491 square feet in Menlo Park, California for Keystone Laboratories, a wholly owned subsidiary, under an operating lease expiring on April 30, 1998 and renewable for a three-year period upon expiration of the initial term.

7.     INCOME TAXES

        Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review by management.

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        The following discussion and analysis should be read together with the financial statements and the notes thereto included elsewhere herein.

OVERVIEW

        BioSource develops, manufactures, markets and distributes products which are widely used in biomedical research and are instrumental in the development of new medical diagnostic methods and pharmaceutical products. The Company's products enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging an certain diseases such as cancer, arthritic and other inflammatory diseases, AIDs and certain other infectious diseases. The Company's products include immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules) and monoclonal and polyclonal antibodies. The Company also develops, manufactures, markets and distributes oligonucleotides and ELISA test kits, and uses recombinants DNA technology to produce cytokines and other proteins. Because the Company's products are sold only for research, the Company is not subject to regulation by the FDA, and therefore undertakes none of the risks associated with the research and development of new drugs.


        BioSource maintains facilities for manufacturing, laboratory and its executive offices in Camarillo, California. The Company manufactures oligonucleotides through its wholly-owned subsidiary, Keystone Laboratories, Inc., at its facilities located in Menlo Park, California.

        On June 5, 1996 the Company acquired certain assets and assumed selected liabilities of Medgenix Diagnostics, S.A. ("Medgenix"), located in Fleurus, Belgium, related to its in vitro diagnostic business (the "Medgenix Business"). The Medgenix assets consist of certain product lines which are similar to those of the Company, focusing on assay test kits, customer accounts, laboratory and animal facilities, real property leasehold interests and an existing employee base, all of which are used in the Medgenix Business. The purchase price for the Medgenix Business was $6.9 million, payable in cash, and the assumption of certain Medgenix liabilities. The Company funded the cash portion of the purchase price of the Medgenix Business from a portion of the net proceeds of a secondary offering of its common stock which closed concurrently with the closing of the Medgenix acquisition. The acquisition was accomplished as a purchase of assets (and assumption of certain liabilities) which were acquired by a wholly-owned subsidiary of the Company, BioSource Europe, S.A. (BioSource Europe), and was accounted for as a purchase. BioSource Europe is incorporated under Belgian law with subsidiaries in France, Germany, Italy and the Netherlands.

RESULTS OF OPERATIONS QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

        Revenue. Revenue for the quarter ended June 30, 1996 increased $1,112,050 or 52% to $3,262,638 from $2,150,588 when compared to the three months ended June 30, 1995. Revenue for the six month ended June 30, 30, 1996 increased $1,706,105 or 42% to $5,781,195 from $4,075,090 when compared to the six months ended June 30, 1995. The increased revenue was due in part to the continued demand of the BioSource ELISA test kits and to the addition of $764,000 in revenue contributed by BioSource Europe. Kit sales for the quarter and six months ended June 30, 1996 increased by 37% and 49%, respectively when compared to the same period in 1995. In addition, BioSource continues to increase sales in other product areas which include cytokines, growth factors, antibodies.

        Gross Margins. Gross margins for the quarter ended June 30, 1996 increased to 65.1% or 2% from 63.1% when compared to the quarter ended June 30, 1995. Gross margins for the six months ended June 30, 1996 increased 65.6% or 6.1% from 59.5% when compared to the six months ended June 30, 1995. BioSource realized improved gross margins due to increased sales of manufactured ELISA test kits which have larger gross margins than other product lines and by benefiting from increased production efficiencies.

        Research and Development Expenses. Research and development expenses for the quarter ended June 30, 1996 increased by $11,558 or 4% to $289,484, when compared to $277,926 for the quarter ended June 30, 1995. Research and development expenses for the six months ended June 30, 1996 decreased by $32,187 or 6% to $533,503 when compared to $565,690 for the six months ended June 30, 1995. The decrease resulted from the favorable comparison to the same period in 1995 when the Company incurred higher research and development expenses in connection with the expansion of its research and development efforts. For the quarter ended June 30, 1996, the Company introduced 4 ELISA test kits, including Rat IL-Beta, Rat MCP-1, Rat TNF-US and Mouse IL-12, which it believes are the first of their kind to be commercially available. The rat cytokines are becoming the animal model of choice by many researchers in the area of cytokine research. The Company also introduced new monoclonal antibodies, including antimouse IL-12, antihuman IL-12 and antiFAS(CD95) consisting of two clones. The antiFAS antibodies are involved in the new area of research called apoptosis or "programmed cell death". The Company continues to focus its research on producing new proteins for commercial sale and for use in new ELISA kits and other products used in biomedical research.

        Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended June 30, 1996 were $508,752, an increase of $170,361, when compared to $338,391 for the quarter ended June 30, 1995. Sales and marketing expenses for the six months ended June 30, 1996 were $832,194 an increase of 28% as compared to $648,147 for the six months ended June 30, 1995. The increase is primarily due to the additional expenses incurred by BioSource Europe which has direct sales and marketing presence in strategic European locations. The U.S. selling and marketing expenses amounted to $651,194 for the six months ended June 30, 1996, an increase of less than 1% or $3,047 when compared to $648,147 for the six months ended June 30, 1995. The Company believes it has been successful in its focus on controlling expenses while maintaining increased sales revenue, and expects to bring the same focus to its European operations in future periods.

        General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 1996 were $443,050, an increase of $40,218 or 10% when compared to $402,832 for the quarter ended June 30, 1995. General and administrative expenses for the six months ended June 30, 1996 were $816,589 an increase of $62,186 or 8% as compared to $754,403 for the six months ended June 30, 1995. The increase in general and administrative expense for the quarter ended June 30, 1996 were due to the expenses incurred by BioSource Europe since the date of acquisition.

        Provision of Income Taxes. The provision for income taxes for the six months ended June 30, 1996 was calculated using the effective rate of approximately 35%, which includes anticipated tax benefits realized from the use of net operating loss carryforwards and tax credits recognized from increasing research and development expenses. Foreign taxes have been provided at a rate of 39% which approximates the tax rate in Belgium.

        Net Income. Net income for the quarter ended June 30, 1996 was $590,900, an increase of $303,514 or 106% when compared to $287,386 for the quarter ended June 30, 1995. Net income for the six months ended June 30, 1996 was $1,110,649, an increase of $708,069 or 176% when compared to $402,580 for the six months ended June 30, 1995. The increase in earnings is mainly due to the increased revenue from all product lines, particularly the ELISA test kits and improved gross margins. The Company continues to focus on controlling and managing overall expenses with the increased revenue growth.


LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1996, the Company's current ratio was 7.5 to 1 compared to
4.8 to 1 at December 31, 1995. Cash provided by operating activities for the six months ended June 30, 1996 was $1,943,660 when compared to $84,437 for the six months ended June 30, 1995. At June 30, 1996 cash and cash equivalents on hand was $13,989,512 when compared to $1,393,092 at December 31, 1995. The company invests the cash on hand in low risk short term commercial paper and tax-exempt mutual funds. The Company's policy is to maintain liquidity in its investments to provide working capital and have the ability to react to future potential long term investment opportunities in complementary business, products or technologies.

        The substantial increase in cash on hand was due to the Company completing a secondary offering of 2.5 million shares of its common stock, which included 138,000 shares offered by then current shareholders, which resulted in net proceeds of $19.4 million dollars. The offering was completed on June 5, 1996. Simultaneously with the offering, the Company completed the acquisition of its European subsidiary for a total cash purchase price of $6,868,000.

        For the six months ended June 30, 1996 purchases of property and equipment amounted to $3,338,835. Fixed assets purchased through the acquisition of BioSource Europe amounted to $1,319,000. On March 29, 1996 the Company purchased its corporate headquarters and manufacturing facilities located in Camarillo, California for $1,496,000. Capital improvements and expansion of office and laboratory facilities totaled $353,000 through the six months ended June 30, 1996. The expansion increased the amount of office and manufacturing space available for current and future growth. The remaining capital expenditures were for the purchases of additional laboratory, production and office equipment.

        The Company's revolving line of credit with Silicon Valley Bank, as extended, provides for borrowings of up to $1.0 million limited to 75% of eligible accounts receivable. The credit line expires on December 31, 1996. Interest on the line of credit is at prime plus .75%. At June 30, 1996 and at August 12, 1996 no amounts were drawn against the line of credit.
On June 6, 1996 the Company paid the remaining $89,286 due on its $150,000 installment note payable to Silicon Valley Bank.

        Management believes with the positive increase in working capital provided by operations and the cash generated from its recently completed stock offering, the Company has sufficient working capital to meet its operating and capital needs for the foreseeable future.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On July 1, 1996 the Proposals below were submitted to a vote of security holders at the Annual Meeting of the Shareholders of BioSource International, Inc. The Annual Meeting of Shareholders was adjourned to July 31, 1996 and again adjourned to August 30, 1996 for the purpose of addressing open Proposal 2.
and Proposal 4. outlined below.

Proposal 1. To authorize certain actions to effect the delisting of the Company from the Vancouver Stock Exchange:

                   FOR              AGAINST           ABSTAIN          NON-VOTES
                   4,866,129        12,171            25,672           449,442

Proposal 2. To amend the Company's Certificate of Incorporation to establish a classified Board of Directors and limit certain stockholder actions:

                                   ADJOURNED

Proposal 3. The election of the following persons to serve as directors of BioSource International, Inc., a Delaware corporation, until the next regular Annual Meeting of the Shareholders of BioSource International, Inc.
and until their successors have been duly elected and qualified:

                                    FOR              AGAINST           ABSTAIN          NON-VOTES
James H. Chamberlain                5,300,523        0                 52,891           0
Leonard M. Hendrickson              5,300,623        0                 52,791           0
David S. Moffa, Ph.D.               5,294,568        0                 58,846           0
Robert D. Weist                     5,294,923        0                 58,491           0
John R. Overturf, Jr.               5,292,723        0                 60,691           0

                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders (continued)

Proposal 4.  To amend the Company's 1993 Stock Incentive Plan:

                                   ADJOURNED

Proposal 5. To ratify the appointment of KPMG Peat Marwick, LLP as the Company's independent public accountants for the year ending December 31, 1996:

                   FOR              AGAINST           ABSTAIN          NON-VOTES
                   5,302,040        20,928            30,446           0

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits
        None

(b)    Reports on Form 8-K

Registrant's report on Form 8-K filed April 4, 1996, item 5 event.

Registrant's report on Form 8-K filed June 5, 1996, item 2 event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BIOSOURCE INTERNATIONAL, INC.

                                            By:  Anna Anderson
                                                 -------------------------------
                                                 Anna Anderson
August 13, 1996                                  Vice President and
                                                 Chief Financial Officer



                                                 James H. Chamberlain
                                                 ------------------------------
                                                 James H. Chamberlain
August 13, 1996                                  President and Chief
                                                 Executive Officer