Form 10QSB/A
period 1996-09-09
BIOSOURCE INTERNATIONAL INC
filed 1996-09-09
CIK 860451

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                 FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 1996  --  Commission File Number 000-21930


                         BIOSOURCE INTERNATIONAL, INC.
       (Exact name of Small Business Issuer as specified in its charter)


            DELAWARE                                     77-0340829
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)


  820 FLYNN ROAD, CAMARILLO, CALIFORNIA                     93012
(Address of principal executive offices)                 (Zip Code)


        Issuer's telephone number, including area code:   (805) 987-0086


                                      None
- -------------------------------------------------------------------------------
        (Former name, former address, and former fiscal year if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


Number of common shares of issuer
outstanding at September 9, 1996            8,312,195

                         PART II  --  OTHER INFORMATION


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


Proposal 1. To authorize certain actions to effect the delisting of the Company from the Vancouver Stock Exchange:

         FOR            AGAINST          ABSTAIN         NON-VOTES
      4,866,129          12,171           25,672          449,442


Proposal 2. To amend the Company's Certificate of Incorporation to establish a classified Board of Directors and limit certain stockholder actions:

         FOR            AGAINST          ABSTAIN         NON-VOTES
      2,824,269         294,052          198,346         2,278,803


Proposal 3. The election of the following persons to serve as directors of BioSource International, Inc., a Delaware corporation, until the next regular Annual Meeting of the Shareholders of BioSource International, Inc. and until their successors have been duly elected and qualified:

                            FOR         AGAINST      ABSTAIN       NON-VOTES
James H. Chamberlain      5,300,523        0          52,891           0
Leonard M. Hendrickson    5,300,623        0          52,791           0
David S. Moffa, Ph.D.     5,294,568        0          58,846           0
Robert D. Weist           5,294,923        0          58,491           0
John R. Overturf, Jr.     5,292,723        0          60,691           0


Proposal 4.  To amend the Company's 1993 Stock Incentive Plan:

         FOR            AGAINST          ABSTAIN         NON-VOTES
      2,975,122         246,104           95,441         2,278,803


Proposal 5. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1996:

         FOR            AGAINST          ABSTAIN         NON-VOTES
      5,302,040          20,928           30,446            0

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BIOSOURCE INTERNATIONAL, INC.

                                        By:  Anna Anderson
                                             ---------------------------
September 9, 1996                            Anna Anderson
                                             Vice President and
                                             Chief Financial Officer



                                             James H. Chamberlain
                                             ---------------------------
September 9, 1996                            James H. Chamberlain
                                             President and Chief
                                             Executive Officer