Form 10QSB
period 1996-09-30
BIOSOURCE INTERNATIONAL INC
filed 1996-11-13
CIK 860451

                                                          This document consists
                                                           of 16 pages, of which
                                                         this page is number 1 .


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996 Commission File Number. 000-21930.

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
                         Yes  X    No     .
                             ---      ---
Number of common shares of issuer
     Outstanding at November 13, 1996               8,316,971

                          BIOSOURCE INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS


ITEM          DESCRIPTION                                                 PAGE


PART I        FINANCIAL INFORMATION

1.            FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996...       3

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE
                    MONTHS ENDED SEPTEMBER 30, 1996 AND 1995........       4

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
                    MONTHS ENDED SEPTEMBER 30, 1996 AND 1995........       5

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                    MONTHS ENDED SEPTEMBER 30, 1996 AND 1995........       6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............       7-10

2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.............       11-14

PART II       OTHER INFORMATION

1-6           OTHER INFORMATION, EXHIBITS AND REPORTS ON
                    FORM 8-K........................................       15

              SIGNATURES............................................       16

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                         ASSETS

Current assets:
      Cash and cash equivalents                           $14,269,404
      Accounts receivable, net                              4,188,299
      Inventories                                           7,112,446
      Prepaid expenses and other current assets             2,266,464
      Deferred income taxes                                   101,000
                                                          -----------
          Total current assets                             27,937,613

      Property and equipment, net                           4,011,857
      Other assets                                            435,213
                                                          -----------

                                                          $32,384,683
                                                          ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of notes payable                 $    27,912
      Accounts payable                                      1,334,325
      Accrued expenses                                      1,431,425
      Income taxes payable                                    880,417
                                                          -----------
           Total current liabilities                        3,674,079
                                                          -----------

Notes payable, less current maturities                      1,321,715
Deferred income taxes                                          75,000

Stockholders' equity:
     Preferred stock, $.001 par value.  Authorized
          1,000,000 shares; none issued                            --
     Common stock, $0.001 par value.  Authorized
          20,000,000 shares; issued and outstanding
          8,313,313 shares                                      8,313
     Additional paid-in capital                            28,842,569
     Accumulated deficit                                   (1,529,993)
     Accumulated translation adjustment                        (7,000)
                                                          -----------
          Net stockholders' equity                         27,313,889
                                                          -----------
                                                          $32,384,683
                                                          ===========


          See accompanying notes to consolidated financial statements.

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)



                                            1996             1995
                                        -----------       ----------
Revenue                                 $10,820,724       $6,344,038

Cost of goods sold                        3,875,821        2,402,366
                                        -----------       ----------

   Gross profit                           6,944,903        3,941,672
                                        -----------       ----------

Operating expenses:
   Research and development                 984,505          859,712
   Sales & marketing                      1,699,434          939,882
   General and administrative             1,669,503        1,171,270
                                        -----------       ----------

       Total operating expenses           4,353,442        2,970,864
                                        -----------       ----------

       Operating income                   2,591,461          970,808
                                        -----------       ----------

Other income, net                           263,134           64,419
                                        -----------       ----------

       Income before income taxes         2,854,595        1,035,227

Provision for income taxes                  937,567          241,711
                                        -----------       ----------

       Net income                       $ 1,917,028       $  793,516
                                        ===========       ==========
Income per share:

       Net income per share             $      0.27       $     0.14
                                        ===========       ==========
Weighted average number of
   common shares outstanding              7,130,000        5,823,351
                                        ===========       ==========

          See accompanying notes to consolidated financial statements.

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)



                                           1996             1995
                                        ----------       ----------
Revenue                                 $5,039,529       $2,268,948

Cost of goods sold                       1,888,683          751,248
                                        ----------       ----------

   Gross profit                          3,150,846        1,517,700
                                        ----------       ----------
Operating expenses:
   Research and development                451,002          294,022
   Sales & marketing                       867,240          291,735
   General and administrative              852,913          416,867
                                        ----------       ----------

       Total operating expenses          2,171,155        1,002,624
                                        ----------       ----------

       Operating income                    979,691          515,076
                                        ----------       ----------

Other income, net                          162,689           23,744
                                        ----------       ----------

       Income before income taxes        1,142,380          538,820

Provision for income taxes                 336,000          147,884
                                        ----------       ----------

       Net income                       $  806,380       $  390,936
                                        ==========       ==========
Income per share:

       Net income per share             $     0.10       $     0.07
                                        ==========       ==========
Weighted average number of
   common shares outstanding             8,450,000        5,828,639
                                        ==========       ==========


          See accompanying notes to consolidated financial statements.

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                       1996               1995
                                                                   ------------        ----------
Cash flows from operating activities:
   Net income                                                      $  1,917,028        $  793,516

   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                     306,332           202,399
   Changes in assets and liabilities, net of
    acquired assets and liabilities:
      Accounts receivable                                            (2,798,440)         (295,455)
      Inventories                                                    (3,811,238)         (341,874)
      Prepaid expenses and other current assets                      (2,134,143)          (24,871)
      Other assets                                                    6,580,302           (31,024)
      Accounts payable                                                  607,694           250,116
      Accrued expenses                                                1,753,320           (21,748)
                                                                   ------------        ----------

         Net cash provided by operating activities                    2,420,855           531,059
                                                                   ------------        ----------
Cash flows from investing activities:
   Purchase of Medgenix Business                                     (6,868,000)             --
   Purchase of property and equipment                                (3,395,581)         (187,711)
                                                                   ------------        ----------

         Net cash used in investing activities                      (10,263,581)         (187,711)
                                                                   ------------        ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                            19,315,959              --
   Proceeds from the exercise of options                                131,229            29,504
   Proceeds from the exercise of warrants                                59,365              --
   Foreign currency translation                                          (7,000)             --
   Borrowings from bank                                               1,957,000            28,000
   Repayments to bank                                                  (714,515)         (133,347)
   Payments of capital lease obligations                                (23,000)          (26,515)
                                                                   ------------        ----------

         Net cash provided by (used in) financing activities         20,719,038          (102,358)
                                                                   ------------        ----------
         Net increase in cash and
            cash equivalents                                         12,876,312           240,990

Cash and cash equivalents at beginning
   of period                                                          1,393,092           883,760
                                                                   ------------        ----------
Cash and cash equivalents at end
   of period                                                       $ 14,269,404        $1,124,750
                                                                   ============        ==========



          See accompanying notes to consolidated financial statements.

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements as of September 30, 1996 and for the nine month and three month periods ended September 30, 1996 and 1995 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, which contains financial information for the year ended December 31, 1995.

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

3.     INVENTORIES

                                                         SEPT 30, 1996
                                                         -------------
        Raw materials                                     $  997,033
        Work in process                                    2,662,220
        Finished goods                                     3,453,193
                                                          ----------
                                                          $7,112,446
                                                          ==========

4.     PROPERTY AND EQUIPMENT

        Land                                              $  270,000
        Building and improvements                          1,914,435
        Laboratory equipment                               1,872,702
        Automobiles                                           68,000
        Office furniture, equipment and computers            938,448
                                                          ----------
                                                          $5,063,585
        Less accumulated depreciation                      1,051,728
                                                          ----------
                                                          $4,011,857
                                                          ==========

5.     NOTES PAYABLE

        At September 30 1996 the Company had a credit agreement with a bank providing for borrowings of up to $1,000,000 under a revolving line of credit limited to 75% of eligible accounts receivable, as defined per the borrowing agreement. Interest on the revolving line of credit is payable monthly at prime plus .75%. Borrowings under the credit agreement are secured by all Company assets. At September 30, 1996 there was no outstanding borrowings under the credit agreement.

        On March 29, 1996, the Company purchased its existing executive offices and manufacturing facilities, consisting of approximately 27,000 square feet located on 63,162 square feet of land in Camarillo, California. These offices and manufacturing facilities, leased by the Company prior to the purchase date, are subject to a first trust deed mortgage (the "First Mortgage") which was made by the lender pursuant to the Small Business Administration's Loan Guarantee Program. At September 30, 1996, the First Mortgage had an outstanding balance of $738,514 with unpaid principal due on April 1, 2006. The principal amount of the loan is being amortized over twenty years. Pursuant to the First Mortgage, the Company is obligated to make monthly payments of $6,896, which include interest at 9.4% per annum. The property is also subject to a second trust deed loan (the "Second Mortgage") with the California Statewide Development Corp. with an outstanding principal balance of $611,113 as of September 30, 1996. The second mortgage is subject to a fixed rate of 7.6% per annum, payable and amortized over twenty years, due approximately June 1, 2016, with monthly payments of principle, interest, and fees of $5,369. Payments by the Company under the First Mortgage and the Second Mortgage are unconditionally guaranteed by James H. Chamberlain, Chief Executive Officer and President of the Company.

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     LEASE COMMITMENTS

        The Company's European subsidiary, BioSource Europe S.A,. leases a building of approximately 30,000 square feet located at the Fleurus, Belgium facility for a term of three years expiring on March 31, 1998.

        The Company also leases manufacturing premises for Keystone Laboratories, its wholly owned subsidiary, under an operating lease expiring on April 30, 1998 and renewable for a three-year period upon expiration of the initial term.

        The Keystone Laboratories also leases approximately $104,000 of certain equipment under a capital lease. The capital lease obligation is payable in monthly installments through June 1997, including interest at approximately 6.25%.


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

OVERVIEW

     BioSource International, Inc. develops, manufactures, markets and distributes products which are widely used in biomedical research and are instrumental in the development of new medical diagnostic methods and pharmaceutical products. The Company's products enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDs and certain other infectious diseases. The Company's products include immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules) and monoclonal and polyclonal antibodies. The Company also develops, manufactures, markets and distributes oligonucleotides and ELISA test kits, and uses recombinant DNA technology to produce cytokines and other proteins. Because the Company's products are currently sold only to the research market, the Company is not subject to regulation by the FDA, and therefore undertakes none of the risks associated with the research and development of new drugs.

     BioSource International, Inc. (BioSource) maintains manufacturing, laboratories and its executive offices in Camarillo, California. The Company manufactures oligonucleotides at its laboratory facilities located in Menlo Park, California.

     On June 5, 1996 BioSource acquired certain assets and assumed selected liabilities of Medgenix Diagnostics, S.A. ("Medgenix"), located in Fleurus, Belgium, related to its in vitro diagnostic business (the "Medgenix Business"). The Medgenix assets consist of certain product lines which are similar to those of the Company, focusing on assay test kits, customer accounts, laboratory and animal facilities, real property leasehold interests and an existing employee base, all of which are used in the Medgenix Business. The purchase price for the Medgenix Business was $6.9 million, payable in cash, and the assumption of certain Medgenix liabilities. The Company funded the cash portion of the purchase price of the Medgenix Business from a portion of the net proceeds of a secondary offering of its common stock which closed concurrently with the closing of the Medgenix acquisition. The acquisition was accounted for as a purchase of assets (and assumption of certain liabilities) which were acquired by a wholly-owned subsidiary of BioSource, BioSource Europe, S.A.("BioSource Europe"). BioSource Europe is incorporated under Belgian law with subsidiaries in France, Germany, Italy and the Netherlands.


RESULTS OF OPERATIONS QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenue. Revenue for the quarter ended September 30, 1996 increased $2,770,581 or 122% to $5,039,529 from $2,268,948 when compared to the quarter ended September 30, 1995. Revenue for the nine months ended September 30, 1996 increased $4,476,686 or 71% to $10,820,724 from $6,344,038 when compared to the nine months ended September 30, 1995. The primary factor for the increased revenue of the Company was the addition of BioSource Europe's revenue of $2,540,000 for the quarter ended September 30, 1996. Excluding BioSource Europe, revenues for BioSource increased $230,581 or 10% and $1,172,686 or 18% for the quarter and nine months ended September 30, 1996, respectively. Sales of Elisa Test kits for the quarter and nine months ended September 30, 1996 when compared to September 30, 1995 increased by 24% and 39%, respectively.

     Gross Margins. Gross margins for the quarter ended September 30, 1996 decreased to 62.5% or 4.4% from 66.9% when compared to the quarter ended September 30, 1995. Gross margins for the nine months ended September 30, 1996 increased to 64.2% or 2.1% from 62.1% when compared to the nine months ended September 30, 1995. BioSource continues to recognize increased consolidated gross margins as a result of increased production volumes at lower costs of ELISA test kits. BioSource continues the expansion of in-house production of products versus out-sourcing which enables the Company to recognize increased margins. The slight decrease in gross margins for the third quarter are the result of the inclusion of BioSource Europe. Biosource Europe's gross margins for the quarter were 55.8%.

     Research and Development Expenses. Research and development expenses for the quarter ended September 30, 1996 increased by $156,980 or 53.4% to $451,002 when compared to $294,022 for the quarter ended September 30, 1995. Research and development expenses for the nine months ended September 30, 1996 increased by $124,793 or 14.5% to $984,505 when compared to $859,712 for the nine months ended September 30, 1995. The majority of the increase is a direct result of the research and development expenses associated with BioSource Europe. The Company's continued development of ELISA test kits, of which 6 new kits were introduced in the third quarter, also contributed to the increase. The Company has expanded the molecular biology program which allows for faster product development and allows the Company greater control over its future product development. On July 9, 1996 the Company announced that it entered into a scientific study with the Mary Babb Randolph Cancer Center at West Virginia University to study the feasibility of a quantitative assay capable of detecting minimal residual disease in bone marrow or peripheral blood stem cell products from breast cancer patients. Management does not currently anticipate a significant increase in research expenses as a result of this study.

     Sales and Marketing Expenses. Sales and marketing expenses for the quarter ended September 30, 1996 were $867,240, an increase of $575,505, when compared to $291,735 for the quarter ended September 30, 1995. Sales and marketing expenses for the nine months ended September 30, 1996 were $1,699,434 an increase of $759,552 when compared to $939,882 for the nine months ended September 30, 1995. The increase is primarily due to the additional expenses associated with BioSource Europe which has a direct sales and marketing presence in four European locations and worldwide distribution. BioSource Europe sales and marketing expenses were $547,900 for the quarter ended September 30, 1996.

     General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 1996 were $852,913, an increase of $436,046 when compared to $416,867 for the quarter ended September 30, 1995. General and administrative expenses for the nine months ended September 30, 1996 were $1,669,503, an increase of $498,233 as compared to $1,171,270 for the nine months ended September 30, 1995. The increase in general and administrative expenses for the quarter were due to the additional expenses associated with Biosource Europe, and specifically administrative and employee relocation costs incurred resulting from the BioSource Europe acquisition. General and administrative expenses for BioSource Europe were $408,900 for the quarter ended September 30, 1996.

     Provision of Income Taxes. The provision for income taxes for the nine months ended September 30, 1996 was calculated using the effective rate of approximately 31%, which includes the tax benefits realized from net operating loss carryforwards, a foreign sales corporation and tax credits recognized from increasing research and development expenses. Foreign taxes have been provided at a rate of 39% which approximates the tax rate in Belgium.

     Net Earnings. Net earnings for the quarter ended September 30, 1996 were $806,380, an increase of $415,444 or 106% when compared to $390,936 for the quarter ended September 30, 1995. Net earnings for the nine months ended September 30, 1996 were $1,917,028, an increase of $1,123,512 or 142% when compared to $793,516 for the nine months ended September 30, 1995. The increase in consolidated earnings is attributable to the increased revenue from all product lines, particularly the ELISA test kits, and the contribution associated with higher gross margins. In addition, net earnings were increased by the addition of $246,000 in net earnings from BioSource Europe.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1996, the Company's current ratio was 7.6 to 1 compared to 4.8 to 1 at December 31, 1995. Cash provided by operating activities for the nine months ended September 30, 1996 was $2,420,855 as compared to $531,059 for the nine months ended September 30, 1995. At September 30, 1996 cash and cash equivalents on hand was $14,269,404 as compared to $1,393,092 at December 31, 1995. The Company invests the cash on hand in low risk short term commercial paper and tax-exempt mutual funds. The Company's policy is to maintain liquidity in its investments to provide working capital and have the ability to react to future potential long term investment opportunities in complementary business, products or technologies.

     The substantial increase in cash on hand was due to the Company completing a secondary offering of 2.5 million shares of its common stock, which included 138,000 shares offered by then current shareholders, which resulted in raising approximately $19.9 million dollars. The offering was completed on June 5, 1996. Simultaneously with the offering, the Company completed the acquisition of the in vitro business of Medgenix for a total purchase price of $6.9 million.

     For the nine months ended September 30, 1996, purchases of property and equipment amounted to $3,395,581. On March 29, 1996 the Company purchased its corporate headquarters and manufacturing facilities located in Camarillo, California. The property was purchased for $1,496,000. Capital improvements and expansion of office and laboratory facilities totaled $353,000 through the nine months ended June 30, 1996. The majority of the remaining capital expenditures was from the purchases of BioSource Europe net fixed assets which included laboratory, production and office equipment.

     The Company's credit agreement with Silicon Valley Bank, as extended, provides for borrowings of up to $1.0 million limited to 75% of eligible accounts receivable. The credit line expires on December 31, 1996. Interest on the line of credit is at prime plus .75%. At September 30, 1996 no amounts have been drawn of the line of credit. On June 6, 1996 the Company paid down the remaining $89,286 due on its $150,000 installment note payable to Silicon Valley Bank.

     Management believes with the positive increase in working capital provided by operations and the cash generated from its secondary offering, the Company has sufficient working capital to meet its operating and capital needs.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits
        None

(b)    Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BIOSOURCE INTERNATIONAL, INC.

                                  By: /s/ Anna Anderson
                                      ------------------------------------------
                                      Anna Anderson
November 13, 1996                     Vice President and Chief Financial Officer



                                      /s/ James H. Chamberlain
                                      ------------------------------------------
                                      James H. Chamberlain
November 13, 1996                     President and Chief Executive Officer