Form 10-K
period 1996-12-31
BIOSOURCE INTERNATIONAL INC
filed 1997-04-15
CIK 860451

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECU RITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-21930

                         BIOSOURCE INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0340829
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                  820 FLYNN ROAD, CAMARILLO, CALIFORNIA, 93012
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805)987-0086

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:
                                      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ].

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March   , 1997 the aggregate market value of the outstanding shares of
voting stock held by non-affiliates of the registrant was $          .

     At March   , 1997 the registrant had shares of Common Stock, par value
$0.001 per share, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
================================================================================

     The registrant's Proxy Statement relating to its 1996 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 11, 12 and 13 of this Annual Report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     BioSource International, Inc. ("BioSource"or the "Company") develops, manufactures, markets and distributes products which are widely used in biomedical research and are instrumental in the development of new medical diagnostic methods and pharmaceutical products. The Company's products enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AID's and certain other infectious diseases. The Company's products include immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules) and monoclonal and polyclonal antibodies. The Company also develops, manufactures, markets and distributes oligonucleotides and ELISA test kits, and uses recombinant DNA technology to produce cytokines and other proteins.

     The Company was originally incorporated as a California corporation in October, 1989, and was reincorporated as a Delaware corporation on May 19, 1993 in connection with the acquisition of TAGO Immunoligicals, Inc. ("TAGO"). TAGO developed and manufactured immunological reagents derived from antibodies produced in goats and other animals.

     Since its acquisition of TAGO in May of 1993, BioSource has concentrated on internal development of new products, and currently offers over 1,300 products to more than 1,700 medical laboratories and research centers in universities, government institutions and pharmaceutical and biotechnology firms. In November 1995, BioSource further expanded its product lines by acquiring Keystone Laboratories, Inc. ("Keystone"), enabling it to manufacture oligonucleotides both as a new product line and for use in the production of cytokines and its ELISA test kits.

     On June 5, 1996 BioSource acquired certain assets and assumed selected liabilities of Medgenix Diagnostics, S.A. ("Medgenix"), located in Fleurus, Belgium, related to its in vitro diagnostic business (the "Medgenix Business"). The Medgenix assets consist of certain product lines which are similar to those of the Company, focusing on the manufacture, sales and distribution of assay test kits, customer accounts, laboratory and animal facilities, real property leasehold interests and an existing employee base, all of which were used in the Medgenix Business. The purchase price for the Medgenix Business was $6.9 million. The purchase price, paid in cash, was funded from a portion of the net proceeds of the Company's second primary offering of its common stock which closed concurrently with the closing of the Medgenix acquisition. The acquisition was accounted for as a purchase of assets (and assumption of certain liabilities) which were acquired by a wholly-owned subsidiary of BioSource, BioSource Europe, S.A. ("BioSource Europe"). BioSource Europe is incorporated under Belgian law with subsidiaries in France, Germany, Italy and the Netherlands. Since the acquisition, BioSource Europe continues to manufacture and sell its existing product line, in addition to distributing the BioSource product line to the European customer base and other worldwide locations.

INDUSTRY OVERVIEW

     The biomedical research industry has recently seen major advances in the understanding of physiological processes at the cellular and molecular level. New research technologies require the use of qualitative and quantitative analysis to monitor the way in which tissues and cells communicate with each other and how cells respond when stimulated. Biomedical researchers around the world are constantly in search of specialty research products which are necessary to conduct both basic and clinical research. This research is conducted in settings that range from university and medical school laboratories to pharmaceutical and biotechnology research and development groups. The success of such research in creating new health care products depends upon the availability of biological reagents, including various biological proteins, antibodies, serums and immunoassay kits, such as those manufactured and sold by the Company.

     The biomedical research industry is a large and growing segment of the biotechnology industry. Large, highly capitalized biotechnology and pharmaceutical companies have concentrated their efforts on the development of human therapeutics and high volume diagnostic tests. BioSource supplies these larger companies with the tools to assist them in achieving their scientific goals.

     Most industrialized nations, led by the United States, Japan and the countries of Western Europe, support some level of biomedical research. BioSource's products are used by thousands of physicians and scientists who are employed by or affiliated with universities, medical schools, research institutes and private industry. The biomedical research industry is highly fragmented with no dominant competitors.

STRATEGY

     The Company's primary business strategy has been to capitalize on the growth of the biotechnology industry by creating "building block" reagents and test kits which are not subject to regulatory overview or the risk and volatility inherent in developing pharmaceuticals, and to grow through the selective acquisition of complementary businesses. The Company's strategy includes the following elements:

     Develop Broad Product Lines. The Company offers over 1,300 products in four major product lines in an effort to serve effectively a diverse and fragmented industry. The Company believes that its many and diverse products more fully address the needs of researchers, thereby offering them the ability and convenience of obtaining their research products from a single source, which will cause researchers to look first to the Company to satisfy their needs.

     Focus on Product Research. Over the last two years, the Company has developed over 40 new products to serve the biomedical research industry. The Company's sales force, who have education and training in the biological sciences, continuously evaluates the direction of its customers' biomedical research, enabling the Company's management to develop more effectively innovative ELISA test kits, cytokines, antibodies and other immunological reagents to address those needs. For example, the Company capitalized on the use of mice and rats as the species of choice of most researchers as a preclinical model for potential therapeutics by developing ELISA test kits to measure various cytokines for both mice and rats.

     Commitment to Product Development. During 1996, 1995 and 1994, the Company has invested approximately $1.4 million, $1.1 million and $700,000, respectively, in research and development and plans to increase its research and development expenses in the future. The Company employs nine professionals with Ph.D. degrees in the life sciences. The Company believes it was the first to introduce certain ELISA test kits to measure several different human interleukins (a type of cytokine) that researchers have associated with the immune system function.

     Offer Products of Exacting Capability. The Company continually strives to offer products with the greatest sensitivity, precision, accuracy and reproducibility available on the market. For example, the Company's products are generally capable of measuring picogram (one trillionth of a gram) levels of a protein more quickly than products available from certain of its competitors.

     Create Superior Value. The Company seeks to create superior value for its customers. For instance, BioSource includes two ELISA test plates in most of its ELISA test kit packages which allows for double the number of tests, at a comparable price, compared to the test kits of most of its competitors, thereby offering greater affordability and convenience to customers, and fostering more economical and prolific research.

     Acquire Complementary Businesses, New Products and Technologies. The Company evaluates potential acquisitions of complementary products and businesses from time to time and has a proven track record of profiting from its business acquisitions. In 1993, the Company acquired TAGO, which added polyclonal and monoclonal antibodies to its product lines, in 1995 the Company acquired Keystone, which added oligonucleotides to its product lines; and in 1996 the Company acquired the Medgenix Business which resulted in further expansion of its product offerings and geographic distribution.

     Esprit de Corps. The Company seeks to create a team spirit among all of its employees, foster awareness of the Company's objectives and strategies at all levels within the Company, and reward meritorious performance with compensation and other incentives. The Company believes this creates loyalty to the Company and pride in its products, which translates into greater quality and enhanced customer service.

PRODUCTS

     BioSource has over 1,300 different products in its inventory. The Company groups its products into four principal product lines; oligonucleotides (DNA segments), bioactive proteins (cytokines, growth factors and adhesion molecules), monoclonal and polyclonal antibodies and ELISA test kits.

     Oligonucleotides (DNA Segments). An oligonucleotide is a synthesized polymer made up of the same building blocks which form DNA. Synthetic oligonucleotides have been used in molecular biology for over twenty years, basically to act as primers and templates for nucleic acid and protein synthesis, and more recently, as the therapeutic agents for the inhibition of either DNA transcription of RNA translation or as a diagnostic agent to identify disease. DNA is used by almost every discipline in biomedical research in both academic and industry areas, including molecular biology departments and cell biology departments of major universities, and biomedical companies developing gene therapy drugs.

     In DNA sequencing, oligonucleotides are custom synthesized by the Company pursuant to customer specifications and are used to initiate a process of sequencing a growing DNA strand. DNA sequencing is used in a wide range of other biomedical research applications to identify specific diseases. In PCR (Polymerase Chain Reaction) priming, oligonucleotides synthesized by the Company are used in combination with other reagents to amplify a specific genetic sequence isolated from a cell sample.

     Bioactive Proteins (Cytokines, Growth Factors and Adhesion Molecules). The development of effective immune response involves complex cell-to-cell communications which are mediated by a group of secreted proteins collectively called cytokines. Cytokines and other similar growth factors and adhesion molecules are instrumental in the body's defense against cancer, AIDS and other life-threatening disorders. Cytokines are small, hormone-like, soluble proteins secreted by activated cells of the immune system. Through their activities, cytokines coordinate and orchestrate the proper functioning of the immune system. Growth factors are proteins that stimulate the multiplication and differentiation of various types of immature precursor cells. Adhesion molecules enable cells to interact for the purpose of cell communication and are involved in such processes as wound healing and tumor metastasis.

     Antibodies. Antibodies are used as detector systems in the research of normal and abnormal proteins. Antibodies are molecules generated by a particular group of immune cells in response to foreign antigens. They have specific amino acid sequences by virtue of which they interact only with the antigen that induced their synthesis. They are classified according to their mode of action. In vivo, secreted antibodies circulate in the blood and serve as the effects of humoral immunity by searching out and neutralizing or eliminating foreign antigens. Antibodies are also used in vitro for neutralization studies in bioassay systems. Antibodies are generally produced by injecting a particular antigen into animals (usually goats, chickens, rabbits or mice) which cause the animals immune system to produce an antibody specific to that antigen.

     BioSource develops its own antibodies when it is able to do so. Where the Company perceives a need for a specific antibody that it is unable to produce internally, it licenses from a third party a cell line specific to that antibody (hybridoma cells) which permits the Company to obtain and purify the antibody from the secretions of the hybridoma cell line. In some cases, the Company will purchase bulk antibodies directly.

     ELISA Test Kits. ELISA test kits are a combination of certain cytokines and their antibodies and other chemical reagents, and are used to measure the presence or quantity of a particular bioactive protein in serum, plasma or other biological sample. Included in this product line are the radioimmunoassays ("RIA") and Dynamix assays manufactured by BioSource Europe. In a typical ELISA test kit, an antibody is immobilized or "bound" on a microtiter well of the kit's test plate. ELISA technology is a valuable tool both in research and diagnostic applications as it provides a relatively inexpensive, accurate and rapid method of protein quantitation. Detection of fluctuations in cytokine levels by ELISA tests whether in an in vitro cell culture experiment of a new drug or in a patient's serum, provide researchers and scientists with valuable information in understanding disease progression, therapy or diagnosis.

SALES AND MARKETING

     The Company's sales force hold biological sciences undergraduate degrees and undergo training in the nature and application of BioSource's products and proven selling techniques. BioSource believes that by investing in the scientific training of its sales force, it is able to determine the needs of researchers and scientists in the biomedical community. Its sales force is used not only as a traditional marketing branch of the Company, but also to provide valuable feedback for the Company's product development.

     The principal markets for BioSource products are in the United States, Japan and Western Europe. Domestic sales are achieved through the use of a direct sales force strategically located in major metropolitan areas in the United States, advertising in various scientific trade journals and catalog distribution to all current and potential customers. The use of a direct sales force also provides the Company with an opportunity to discuss directly with researchers and scientists new developments and trends in the industry. The international markets are serviced directly through BioSource Europe and the use of highly respected international distributors which specifically target the foreign medical market, advertising and catalog distribution.

  Marketing

     BioSource has a comprehensive and integrated marketing program which utilizes advertisements in key journals, direct mail, trade show exhibits, press releases, and other forms of advertisement to provide exposure to potential end users of BioSource products.

     The Company's journal advertisements emphasize BioSource's innovative products and attempt to depict pictorially its competitive strengths. The Company generally uses direct mail to support a new product launch. The direct mail campaign is coordinated with advertisement programs in an effort to achieve maximum product exposure. The Company's direct mail literature is targeted to specific end user groups believed to have the highest potential for immediate purchase of the specified product.

  Sales

     BioSource effects sales to end users through a direct sales force based in the U.S. and Western Europe in addition to a network of international distributors. Domestic sales are made through several field territories with a direct sales representative located in the east, midwest and western parts of the United States. The European sales force is located in Belgium, France, Germany, Italy and Holland. Each representative is responsible for the maintenance of existing accounts as well as the generation of new business. Representatives are paid a base salary and commissions. The commissions are based upon sales growth over previous years' sale levels.

     The Company requires that all field representatives have a degree in a biological science, and either molecular or immunological laboratory research experience. This laboratory experience allows them to understand end user applications and match BioSource product benefits to specific needs. All representatives are required to attend professional selling skills courses and, in most cases, are given supplemental selling skills training each year at the Company's expense. The Company monitors sales performance on a weekly basis in an effort to ensure the quality and quantity of customer contacts.

     BioSource's network of international distributors can be exclusive or non-exclusive, but BioSource generally grants exclusive distribution rights only where the distributor maintains direct field representatives proportionate to the potential for BioSource product sales in a defined geographical area, and is subject to mutually acceptable annual sales goals. All BioSource distributors are required to limit their primary sales focus to the biomedical research market. The Company offers all of its distributors annual training to enhance their knowledge of product applications, solicit requests for new products and ultimately to increase sales.

RESEARCH AND DEVELOPMENT

  General

     The Company funds its own research and development costs. BioSource continues to focus its research and development on the creation of new and unique ELISA test kits and other biotechnology products which include antibodies and proteins. BioSource Europe also continues its efforts in the development of new ELISA assays which are in various stages of development to expand its current product line.

     Commencing in 1994, BioSource began to dramatically expand its research and development efforts, and to focus its efforts in the area of molecular biology. The Company's molecular biology group is now focusing its efforts on cloning and expressing of cytokine genes for a variety of species. This effort involves the use of recombinant DNA technology to produce certain proteins which will be unique internally produced cytokines. In addition, the Company has begun to develop a group of new products which will build upon its current antibody product line. This includes, but is not limited to, labeled anti-cytokine antibodies for intracellular staining (flow cytometry) and antibody coupled magnetic beads for cell separation.

     Recent advances in genetic sequencing and molecular biology are enabling novel new methods for rapid diagnosis and monitoring of treatment for human infectious and genetic diseases. Leveraging on the Company's core technology, and the work of researchers on its Scientific Advisory Board, the Company, in collaboration with other researchers, is investigating the development of unique test kits that may allow it to enter the human diagnostics market. Each of these research programs is structured to minimize the initial expense to the Company, while offering the opportunity for development of valuable new products.

     The Company's first collaborative human diagnostic study is being conducted at the Bone Marrow Transplantation Program at Mary Babb Randolph Cancer Center, West Virginia, where a research team is investigating the feasibility of a quantitative assay capable of detecting minimal residual disease from breast cancer. The study, which began in July, 1996, utilizes custom oligonucleotides provided by the Company. These DNA segments are critical components of the new assay.

     The Company's second collaborative human diagnostic study is being conducted at the University of Texas Southwestern Medical Center at Dallas. The Company is funding this two-year study to support efforts to identify DNA primers and construct quantitative controls for tests utilizing PCR technology to detect minimal residual disease in patients undergoing therapy for certain leukemias and non-Hodgkins lymphomas. The Company has committed to fund this study up to a maximum of $100,000, and has exclusively licensed the resulting technology for the development of commercial diagnostic products.

     ELISA-like assays developed as a result of these programs will be marketed for research uses, then expanded into clinical settings.

     Expenditures for research and development were approximately $1.4 million, $1.1 million and $700,000 for the years 1996, 1995 and 1994, respectively.

AVAILABILITY OF RAW MATERIALS

     The principal raw materials for the oligonucleotides manufactured by the Company are the nucleotides that comprise DNA which are available from numerous sources. The Company's oligonucleotides are used to make genes. Genes are then used to make some cytokines, which are in turn used to make antibodies. The Company also purchases some cytokines and antibodies.

     ELISA test kits are manufactured from antibodies, proteins, enzymes and various buffers, and utilize plastic test well plates. The Company develops most of its cell lines internally, and obtains licenses to various cell lines that are necessary to the manufacture of key components of its product lines, on an as needed basis. The Company believes that it maintains adequate supplies of materials on hand to allow it to continue to manufacture products and meet customer demand, and that those materials that it does not produce internally are readily available from multiple sources.

SEASONALITY OF BUSINESS

     The Company typically does not experience material seasonality of sales. However, the Company does experience a slowing of sales in Europe during the summer months and worldwide for the Christmas holidays.

SIGNIFICANT CUSTOMERS

     No single customer accounted for more than 10% of total revenues during the years 1996, 1995 or 1994. COMPETITION

     The Company is engaged in a segment of the health care products industry that is highly competitive. The Company's primary competitors include biotechnology companies, such as Techne Corporation, Genzyme Corporation, Southern Biotechnology, Endogen, Inc., Jackson Labs, Dako Corporation and Genosys Biotechnologies. Many of its competitors have been involved in the health care industry significantly longer than BioSource and benefit from greater name recognition. In addition, many of these companies have greater resources to devote to research and development, sales and marketing and occasionally engage in price cutting measures to achieve leadership in their field.

     BioSource believes that by offering a very broad and complete product line which enables the end user to obtain many of its product needs from one source it gains a competitive advantage. In addition, BioSource competes by producing high quality products with exacting capabilities at reasonable prices, and by maintaining an aggressive marketing and sales effort. BioSource believes that the biomedical research market is highly fragmented, and that neither BioSource nor any of its competitors has a dominant share of any of the market segments.

PATENTS AND TRADEMARKS

     The Company does not own any patents and does not believe that patent protection is available for any of its processes. The Company licenses a number of products from companies that are incorporated in certain BioSource products resulting in BioSource receiving quasi or derivative patent protection therefor.

     The Company claims "TAGOImmunologicals," "CYTOscreen," and "PRIMESCREEN" and "DYNAMIX" as trademarks, although the Company believes such trademarks are of limited importance to its business. The Company has generally sought to protect its interests by treating its technologies and know how as trade secrets and by requiring all employees to execute invention and assignment agreements with the Company, including confidentiality provisions. The Company believes that its processes can only be understood from direct observation and are not ascertainable by examination of the end product. However, there can be no assurance that others will not independently develop the same or similar information, obtain unauthorized access to the Company's proprietary information or misuse information to which the Company has granted access.

GOVERNMENT REGULATION

     Approval by the FDA is not required for the sale of any of the Company's research products in the United States because the products have been marketed and sold for research use only. Therefore, the Company's research products are not currently required to comply with the lengthy FDA approval process associated with diagnostics or therapeutics. The Company is subject to governmental regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, to all of which the Company believes itself to be in material compliance.

     BioSource Europe clinical products are produced in ISO 9001 facilities and are eligible to be used as clinical diagnostics and are subject to much less stringent regulatory requirement than that of the United States.

     In the event the Company develops products for the diagnostic market, it may be required to obtain FDA approval prior to selling them. Such approval, if required, could be time consuming and costly. In such event, the Company would also be subject to the FDA Good Manufacturing Practices which include testing, control and documentation requirements enforced by periodic site inspections.

EMPLOYEES

     As of December 31, 1996, the Company employed 154 individuals including 4 on a part time basis.

FOREIGN AND DOMESTIC OPERATIONS

     The information required by this item is incorporated herein by reference to the financial statements listed in Note 11 in "Notes to Consolidated Financial Statements."

ITEM 2. PROPERTIES

DESCRIPTION OF PROPERTIES

     The Company's executive offices and manufacturing facilities, consisting of approximately 29,000 square feet located on 63,162 square feet of land, are located in Camarillo, California. The Company purchased this property on March 28, 1996 and owns it subject to a first trust deed mortgage (the "First Mortgage") which was made by the lender pursuant to the Small Business Administration's Loan Guarantee Program. At the date of purchase, the First Mortgage had an original principal of $745,000 and is due on April 1, 2006. The principal amount of the loan is being amortized over twenty years. Pursuant to the First Mortgage, the Company is obligated to make monthly payment of $6,896, which includes interest at 9.4% per annum. Yield maintenance charges will be assessed on any prepayment of the principal amount of the loan which results in a loss to the lender due to a decrease in the interest rate. The balance due at maturity, assuming no prepayments by the Company, will be $535,178.

     The property is subject to a second trust deed loan (the "Second Mortgage") with the California Statewide Development Corp. with an original principal balance of $616,000. The Second Mortgage is subject to a fixed interest rate of approximately 7.6% per annum, payable and amortized over a period of 20 years, due approximately June 1, 2016, with monthly payments of principal and interest of $5,369.

     Payments by the Company under the First Mortgage and the Second Mortgage are unconditionally guaranteed by James H. Chamberlain, Chairman of the Board of the Company.

     During 1996, the Company renovated the Camarillo facilities to provide for additional ELISA development and manufacturing, additional marketing and sales offices, and additional refrigerated storage space for inventory.

     The Company leases facilities in Menlo Park, California which consist of approximately 1,500 square feet of laboratory space.

     BioSource Europe leases approximately 30,000 square feet of manufacturing, laboratory and office space in Fleurus, Belgium. In addition, subsidiary sales offices are leased in Ratingen, Germany, Rumgis, France, Milan, Italy and Amersfoort, Holland.

     The Company believes that its facilities are adequately covered by insurance and will be adequate for its occupancy needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to nor is any of its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1996 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     The Company's Common Stock commenced trading on the NASDAQ National Market on April 29, 1996 under the symbol "BIOI." Prior to that time, the Company's Common Stock traded on the NASDAQ Small Cap Market under the same symbol. The following table sets forth, for the periods indicated, certain high and low bid information of the Common Stock as reported by IDD/Tradeline until December 31, 1996 and certain high and low sale prices of the Common Stock as reported by the NASDAQ National Market beginning April 29, 1996. Prices before April 29, 1996 reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                                                       HIGH       LOW
                                                                       ----       ---
        YEAR ENDED DECEMBER 31, 1995
        First Quarter................................................  $ 1 19/32  $1  /32
        Second Quarter...............................................    2 1/8     1 3/8
        Third Quarter................................................    4 3/32    1 7/8
        Fourth Quarter...............................................    6 1/4     2 3/8

                                                                       HIGH       LOW
                                                                       ----       ---
        YEAR ENDED DECEMBER 31, 1996
        First Quarter................................................  $ 7        $4 3/4
        Second Quarter...............................................   13 1/4     5 7/8
        Third Quarter................................................    9 1/2     5 3/4
        Fourth Quarter...............................................    9 1/8     6

On December 31, 1996, the last reported sales price of the Common Stock as
reported on the NASDAQ National Market was $          per share. As of December
31, 1996 there were           holders of record of the Common Stock.

                                DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock and does not currently anticipate that it will do so in the foreseeable future. The Company plans to retain earnings to finance the Company's operations.

ITEM 6. SELECTED FINANCIAL DATA

               SELECTED STATEMENT OF
              OPERATIONS DATA FOR THE
            YEARS ENDED DECEMBER 31,(1)               1996(3)(4)    1995    1994(2)   1993     1992
----------------------------------------------------  ----------   ------   ------   ------   ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue.............................................   $ 15,913    $8,608   $7,367   $6,113   $4,317
Gross margin........................................     10,345     5,612    4,234    3,555    2,370
Net income (loss)...................................      2,767     1,160     (210)     513     (390)
Net income (loss) per share.........................       0.35      0.20    (0.04)    0.11    (0.12)

               SELECTED BALANCE SHEET
              DATA AT DECEMBER 31,(1)                    1996       1995     1994     1993     1992
----------------------------------------------------  ----------   ------   ------   ------   ------
                                                                      (IN THOUSANDS)
Working capital.....................................   $ 18,088    $4,996   $3,485   $3,518   $1,285
Total assets........................................     33,870     7,388    5,968    5,446    3,255
Long-term debt......................................      1,314        64      150       72       83
Total stockholders' equity..........................     28,161     5,897    4,673    4,252    1,949

---------------

(1) The data reflects the acquisitions of TAGO, effected on May 19, 1993, and Keystone, effected on November 21, 1995, each of which was accounted for as a pooling of interests.

(2) The Company recognized compensation expense of $577,452 in 1994 related to the release from escrow of 469,180 shares of Common Stock held by directors, officers and others deemed to be able to affect the financial results of the Company. No expense was recognized with respect to 635,763 shares of Common Stock held by other stockholders which were also released from escrow. In addition, the Company incurred a one-time charge in 1994 of $312,000 in connection with the closure of its Northern California facility. These charges affect the comparability of operating results during 1993, 1994 and 1995.

(3) The Company acquired certain assets and selected liabilities of Medgenix which occurred concurrently with the completion of a second primary offering of Common Stock (See Item 1. Description of Business for purchase of "Medgenix Business.")

(4) As adjusted to reflect the sale of 2,362,000 shares of Common Stock in connection with the Company's second primary offering and the application of the net proceeds therefrom.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenue

     Revenue increased $7.3 million during 1996 or 84.9% to $15.9 million from $8.6 million when compared to 1995. Revenue for BioSource Europe from the date of acquisition of June 5, 1996, which was accounted for as a purchase, amounted to $5.9 million for the year ended December 31, 1996, which accounted for 80.9% of the increase in consolidated revenue for the year. See "Part 1, Overview." BioSource domestic revenue increased $1.4 million during 1996 or 16.2% when compared to domestic revenue of $8.6 million for the year ended December 31, 1995. Approximately 38% of the increase in domestic revenue for 1996 was attributed to the growth in ELISA immunoassay test kit (Cytoscreen) sales. Sales of assay test kits which includes Radioimmunoassays (RIA) and ELISA (Easia) immunoassays by BioSource Europe for the year 1996 amounted to 100% of its revenue. Revenue for Keystone of $1.0 million for 1996, increased slightly when compared to $976,744 for 1995. While the quantity of oligonucleotides manufactured has nearly doubled, pricing in this market has decreased by 50% or more causing the revenue to remain relatively flat during 1996.

     Revenue increased $1.2 million during 1995 or 16.8% to $8.6 million from $7.4 million when compared to 1994. The increase in revenue is attributable to broad sales growth across all product lines, including existing and newly introduced ELISA test kits, cytokines, growth factors, and other reagent products supplied by the Company. The Company has been able to increase its revenue domestically through increased and more efficient marketing efforts, such as increased trade show attendance, increased sales personnel and increased print advertising. Keystone's revenue for 1995 was $976,744, a decrease of $150,366 when compared to 1994 revenue of $1.1 million. This decrease was primarily attributable to competitive pricing and discounting of oligonucleotides by Keystone to meet market demands.

     Gross margins

     Gross margins as a percentage of revenue, of 65.0% for 1996 decreased slightly when compared to 65.2% for fiscal 1995. The primary factor for this was the inclusion of BioSource Europe. BioSource Europe margins for fiscal 1996 were 56.5%. The lower margins in Europe are a result of higher costs associated with the RIA assays components and higher labor and fixed costs when compared to that of the United States. Domestic gross margins for BioSource for fiscal 1996 of 69.0% increased by 3.8%, when compared to 65.2% for fiscal 1995. This increase was primarily a result of increased margins in the ELlSA kits and antibody manufacturing due to efficiencies in production from increasing production volumes and the expansion of in-house production of products versus out-sourcing, thereby lowering costs.

     Gross margins, as a percentage of revenue, of 65.2% for fiscal 1995, increased 7.7%, when compared to 57.5% for fiscal 1994. This increase was the result of the Company recognizing benefits in the form of decreased manufacturing expenses and economies of scale resulting from the relocation of the manufacturing operations that had been conducted in Northern California
(TAGO), to its headquarters in Camarillo, California in October, 1994. During 1995, the Company also concentrated on lowering manufacturing expenses, including labor, materials and overhead, without compromising product quality to the customer.

     Research and development

     The Company's research and development expenses were $1.4 million for 1996, an increase of $347,182, or 32.3% when compared to $1.1 million for 1995. The increase in expenses was primarily due to the continued increased expenses relating to the development of new products, including new and improved assay test kits, antibodies, proteins and other related products. In fiscal 1996, 14 new cytokine kits and 14 bioactive proteins (including 4 novel cytokines) were introduced. Included in the increased expenditures for fiscal 1996 was BioSource Europe research and development expenses of $614,667. The Company will continue to focus on the development of new and unique assay test kits, in addition to other related biomedical research and diagnostic products.

     The Company's research and development expenses were $1.1 million for 1995, an increase of $351,831, or 49%, when compared to $721,902 for 1994. As a percentage of revenue, research and development expenses increased 2%, from 10% in 1994 to 12% in 1995. This increase contributed to the growth in the Company's product lines as a result of the Company's directed effort at producing new ELISA test kits. In 1995, the Company produced 14 new ELISA test kits. Also in 1995, the Company initiated new projects which resulted in additional monoclonal and polyclonal antibodies.

     Sales and marketing

     Sales and marketing expenses were $2.8 million for 1996, an increase of $1.5 million, or 114.1%, as compared to $1.3 million for 1995. For fiscal 1996, the majority of the increase was due to the incremental expenses related to BioSource Europe. BioSource Europe and its subsidiaries, located in strategic locations in Western Europe, includes 11 full-time sales representatives and a network of distributors throughout the world. With this increased customer base the Company is in a position to more effectively penetrate the biomedical research market and gain direct access to customers in Western Europe. Domestically, increased expenses related to added personnel and expenses relating to increased advertising and trade show attendance.

     Sales and marketing expenses were $1.3 million for 1995, an increase of $149,277, or 13%, as compared to $1.1 million for 1994. The increase is attributable to increased direct marketing expenses, including advertising, distributor training and other marketing programs, as well as increased expenses for the printing and mailing of the Company's research product catalog. The Company also expanded its marketing department in 1995 by adding 4 additional positions in the marketing area.

     General and administrative

     General and administrative expenses were $2.7 million for 1996, an increase of $1.1 million, or 65.4%, as compared to $1.6 million for 1995. The primary increase in general and administrative expenses related to the additional costs relating to BioSource Europe. The Company has made an effort to keep costs associated with BioSource under control and on budget post acquisition. Domestically, the Company's general and administrative expenses for fiscal 1996 of $1.7 million, remained relatively unchanged, when compared to $1.6 million for fiscal 1995.

     General and administrative expenses for fiscal 1995 were $1.6 million, a decrease of $295,538, or 15.3%, when compared to $1.9 million for fiscal 1994. The decrease is attributable primarily to the elimination of duplicate expenditures as a result of the closure of the Northern California facility in October, 1994.

     Provision for income taxes

     The provision for income taxes for fiscal 1996 was provided at the effective tax rate of approximately 20% of consolidated pretax earnings. Income taxes were reduced to reflect the reduction of $607,000 in the valuation allowance. Management reviewed the recoverability of deferred income tax assets and determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings in the United States. Federal income taxes have also been reduced as a result of tax exempt interest income and the benefit of a foreign sales corporation, established in September, 1996. Federal and state income taxes have been reduced to reflect credits for increasing research and development expenditures.

     The provision for income taxes for fiscal 1995 were provided at the effective tax rate of 28% of consolidated pretax earnings. Federal income taxes were reduced as a result of recognition of net operating loss carryforwards. Both federal and state income taxes were reduced to reflect credits for increasing research and development expenditures.

     The provision for income taxes for fiscal 1994 reflects the federal and state income tax rate of zero for BioSource on pretax loss of $347,304 and 23% for Keystone on pretax earnings of $185,863. The provision reflected lower taxable earnings for 1994, in addition to the benefits received from federal net operating loss recognition and federal and state credits for increasing research and development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company's current ratio was 5.2 to 1 compared to
4.8 to 1 at December 31, 1995. Cash generated from operating activities increased to $2.0 million as compared to $853,200 for 1995. At December 31, 1996 cash, cash equivalents, short and long term investments in marketable securities amounted to $14.9 million as compared to $1.4 million at December 31, 1995. The Company invests its cash on hand in low risk short term commercial paper and U.S. treasury strips. The Company's policy is to maintain liquidity in its investments to provide working capital and have the ability to react to future potential long term investment opportunities in complementary business, products or technologies. Inventories at December 31, 1996 amounted to $7.2 million as compared to $3.3 million at December 31, 1995. The primary factor for the increase is the inclusion of inventory at BioSource Europe which amounted to $3.2 million.

     The substantial increase in cash on hand was due to the Company completing a second primary offering of 2.5 million shares of its common stock, which included 138,000 shares offered by then current shareholders, which resulted in raising approximately $19.3 million. The offering was completed on June 5, 1996. Simultaneously with the offering, the Company completed the acquisition of the in vitro business of Medgenix for an approximate total purchase price of $6.9 million. Capital expenditures for the year ended December 31, 1996 were $2.3 million, of which $1.5 million was for the purchase of the Company's corporate headquarters and manufacturing facilities located in Camarillo, California. Capital expenditures also included building improvements in the Camarillo headquarters of additional laboratory, sales and marketing offices in the amount of $411,834 for the year ended December 31, 1996. The remaining funds were used to purchase needed laboratory, production, office and computer equipment.

     Capital expenditures for the year ended December 31, 1995 were $211,809, a reduction of $480,330 when compared to $692,139 for the year ended December 31, 1994. The majority of the reduction was due to the 1994 build-out of the laboratory facilities and the equipment needed to supply the new production and laboratory areas in the Camarillo headquarters and manufacturing facility.

     Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations.

                                  RISK FACTORS

     An investment in shares of Common Stock of the Company involves a high degree of risk. Many of the matters discussed in this Report are forward-looking statements that inherently involve risks and uncertainties. Factors associated with such forward looking statements which could cause actual results to differ materially from those projected in the statements appear below. In addition to the other information contained in this Report, prospective investors should carefully consider the following risk factors and cautionary statements before purchasing any shares of Common Stock of the Company.

     GROWTH STRATEGY AND EXPANSION. The Company has and will continue to seek to increase sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses. The Company's historical revenue growth is primarily attributable to the Company's acquisitions and new product development and, to a lesser extent, to increased revenues from the Company's existing products. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including (i) the ability to internally develop new products, (ii) the ability to make profitable acquisitions, (iii) the integration of new facilities into existing operations, (iv) the hiring, training and retention of qualified personnel, (v) the establishment of new relationships or expansion of existing relationships with suppliers, (vi) the identification and lease of suitable premises on competitive terms and (vii) the availability of capital. In addition, the implementation of the Company's growth strategy will place significant strain on the Company's administrative, operational and financial resources and increased demands on its systems and controls. The Company's ability to manage its growth successfully will require it to continue to improve and expand such systems and controls. If the Company's management is unable to manage growth effectively, the Company's operating results could be adversely affected. In addition, the Company competes for acquisition and expansion opportunities with companies which have significantly greater financial and management resources than those of the Company. There can be no assurance that suitable acquisition or investment opportunities will be identified, that any such transactions can be consummated, or that, if acquired, such new businesses can be integrated successfully and profitably into the Company's operations. Moreover, there can be no assurance that the Company's historic rate of growth will continue, that the Company will continue to successfully expand, or that growth or expansion will result in profitability.

     NEW PRODUCT DEVELOPMENT; GOVERNMENT REGULATION. The Company anticipates that in addition to its currently planned research and development expenses, it will spend significant additional amounts during fiscal 1997 and 1998 to fund research and development of certain technologies related to the area of molecular diagnostics. This effort will be directed towards the development of medical products which will be used to detect or diagnose disease at a molecular level. See "Item 1 -- Research and Development." There can be no assurance that any such diagnostic products may be successfully developed or that if developed, will be commercially successful. Unlike the Company's current products, which are offered exclusively for research uses, the new products would be offered for the detection of diseases in humans and animals. Prior to any such use, the Company may be required to have such products approved by the FDA following extensive clinical trials. Management believes that its $1 million investment in these products will be sufficient to cover the development of these products and all necessary clinical trials; however, there can be no assurance that this level of investment will be sufficient. Furthermore, the Company's investment will be made with no assurance that development efforts or clinical trials will be successful, or that the FDA will approve such products. In the event that the Company is unable to develop a commercialized product from its research and development efforts, or the FDA does not permit the Company to manufacture and sell such products, or the Company is unable or unwilling to allocate amounts beyond the $1 million investment, the Company could lose its entire investment in such products.

     COMPETITION. The Company is engaged in a segment of the health care products industry that is highly competitive. Competitors in the United States and elsewhere are numerous and include major pharmaceutical, chemical and biotechnology companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than the Company. These companies may succeed in developing products competitive with those of the Company that are more effective than any that have been or may be developed by the Company and may also be more successful than the Company in producing and marketing their products. See "Item 1 -- Competition."

     INTERNATIONAL SALES. International sales accounted for approximately 27% and 57% of the Company's revenues in 1995 and 1996, respectively. The Company believes that there is large demand for its products internationally and is aggressively pursuing such sales. While the Company expects that international sales will increase as a percentage of revenue in future periods, particularly as a result of the acquisition of the Medgenix Business, the Company may not be successful in expanding its international sales. The products of the Company may not continue to meet with the same market acceptance as they currently receive, other competitive products may be more attractive to international customers and the cost of selling the Company's products overseas may result in a competitive disadvantage. In addition, international sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. The Company continues to depend on third party distributors for a material portion of its international sales. Certain of the Company's third party distributors may also act as resellers for competitors of the Company and could devote greater effort and resources to marketing competitive products. The loss of, or other significant reduction in sales to, certain of these third party distributors could have a material adverse effect on the Company's business and results of operations.

     A substantial portion of the Company's international sales are invoiced in non-Belgian currencies, primarily German, French and Italian, while the costs associated with these sales are based primarily on the Belgian franc. The Company's gross margins from international sales may, therefore, be materially adversely affected by significant exchange rate fluctuations between the Belgian franc and these other currencies. In addition, because international sales are not made in U.S. dollars, currency exchange rate fluctuations could materially impact the Company's results of operations. Although the Company may be able to hedge against all or a portion of these currency exchange rate exposures, the Company does not currently have plans to do so and, if the Company chooses to do so, there can be no assurance that the Company will be able to do so successfully.

     DEPENDENCE ON KEY MANAGEMENT. The Company's success will continue to depend to a significant extent on the members of its management and scientific staff, particularly its Chief Executive Officer, James H. Chamberlain. The Company has an employment contract with Mr. Chamberlain which expires at the end of 1998. The Company maintains "key man" life insurance on Mr. Chamberlain in the amount of $1 million, of which the Company is the sole beneficiary but there can be no assurance that the proceeds will be sufficient to offset the loss to the Company in the event of his death. The Company does not maintain any insurance on the lives of its other senior management or scientific staff. As the Company continues to grow, it will continue to hire, appoint or otherwise change senior management and members of its scientific staff. There can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of Mr. Chamberlain or of any key employee could have a material adverse effect upon the Company's business. See "Part III."

     VOLATILITY OF STOCK PRICE. Until April 29, 1996, the Company's Common Stock was quoted on the Nasdaq Small Cap Market, and there was substantial volatility in the market price of such Common Stock. The trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry, recommendations by securities industry analysts and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of the common stock of many technology companies in particular and which have at times been unrelated to operating performance of the specific companies whose stock is affected. In addition, in the past the Company has not experienced significant trading volume in its Common Stock, has not been actively followed by stock market analysts and has had limited market-making support from broker-dealers. If market-making support does not continue at present or greater levels and/or the Company does not continue to receive analyst coverage, the average trading volume in the Company's Common Stock may not increase or even sustain its current levels, in which case, there can be no assurance that an adequate trading market will exist to sell large positions in the Company's Common Stock. See "Part II -- Price Range of Common Stock."

     POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without any further vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. Although the Company has no present intention to issue any shares of its Preferred Stock, there can be no assurance that the Company will not do so in the future. These provisions, as well as other provisions contained in the Company's Certificate of Incorporation, also may have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Report of KPMG Peat Marwick LLP, Independent Auditors......................... F-1
    Consolidated Balance Sheets at December 31, 1996 and 1995..................... F-2
    Consolidated Statements of Operations for the Years Ended December 31, 1996,
      1995 and 1994............................................................... F-3
    Consolidated Statements of Stockholders' Equity for the Years Ended December
      31, 1996, 1995 and 1994..................................................... F-4
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
      1995 and 1994............................................................... F-5
    Notes to Consolidated Financial Statements for the Years Ended December 31,
      1996, 1995 and 1994......................................................... F-6-16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is incorporated by reference to the section entitled "Election Of Directors" in the Company's definitive Proxy Statement with respect to the Company's 1996 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996.

     The current directors, executive officers and key employees of the Company are as follows:

              NAME                   AGE                            POSITION
---------------------------------    ---     -------------------------------------------------------
James H. Chamberlain                 49      Chairman of the Board, President and Chief Executive
                                               Officer
Anna M. Anderson                     41      Chief Financial Officer, Executive Vice
                                               President -- Finance
Gus E. Davis                         49      Chief Operating Officer, Executive Vice
                                               President -- Sales and Marketing
Leonard M. Hendrickson*              49      Director
David J. Moffa, Ph.D.*               54      Director
John R. Overturf, Jr.                36      Director
Robert D. Weist                      57      Director

              NAME                   AGE                            POSITION
---------------------------------    ---     -------------------------------------------------------
Key Employees
Richard O. Buford                    49      Vice President -- Human Resources
Cirilo D. Cabradilla, Jr., Ph.D.     49      Vice President -- Molecular Biology
Kevin J. Reagan, Ph.D.               45      Vice President -- Immunology Products
Edward Sapp, Jr.                     53      General Manager -- BioSource Europe, S.A.

---------------

* Member of the Compensation and Audit Committees.

     JAMES H. CHAMBERLAIN has served as Director, President and Chief Executive Officer of the Company and its predecessor, BioSource Industries, Inc., since it was founded in October 1989, and was elected as its Chairman of the Board in November 1993. Previously, Mr. Chamberlain was Manager for Business Development for Amgen, Inc., where he started and managed the Amgen Biologicals Division. Mr. Chamberlain has held various executive positions with Browning Ferris Industries and Amersham Corporation, a biomedical company, and was a research biochemist for Wm. H. Rorer Pharmaceutical, a major pharmaceutical company. He received his Bachelor of Arts degree from West Virginia University and studied biochemistry at the University of Pittsburgh.

     ANNA M. ANDERSON became Executive Vice President -- Finance and Chief Financial Officer of the Company in 1994 and has served as corporate controller and Chief Accounting Officer of the Company and its predecessor, BioSource Industries, Inc., since June 1991. From January 1984, to May 1991, Ms. Anderson was the Tax and Accounting Manager for El Camino Management Company, a private investment management company. From 1978 to 1984, Ms. Anderson was employed as tax and audit staff with Mulford and Tignino Accountancy Corporation, Brickman & Brickman, Certified Public Accountants and Temkin, Zisken, Kahn and Matzner, Certified Public Accountants. Ms. Anderson is a Certified Public Accountant and holds a Bachelor of Science degree in Business Administration from California State University, Northridge.

     GUS E. DAVIS became Executive Vice President -- Sales and Marketing and Chief Operating Officer of the Company in June 1995. From February 1994 until June 1995, Mr. Davis served as Vice President of Sales and Marketing of the Company. Prior to that time, since February 1993, Mr. Davis was employed as Vice President of Sales and Marketing at Genosis BioTechnology, a company engaged in the manufacturing of oligonucleotides. From January 1983 to January 1993, Mr. Davis was employed as the Midwestern Area Manager for Pharmacia BioTechnology, a company involved in the sale of reagents and capital equipment used to purify samples. Mr. Davis received his Bachelor of Science and Masters degree in Biology and Chemistry from Sam Houston State University.

     LEONARD M. HENDRICKSON has been a Director of the Company since October 1993. Mr. Hendrickson is the President of Isotope Products Laboratories, a privately held company, a position he has held since February 1992. From February 1990 to January 1992, Mr. Hendrickson served as the principal consultant for Microchemics, a marketing and business development consulting firm which he founded. Prior to that time, Mr. Hendrickson served as Director of Marketing for Scicor, a diagnostics laboratory in Indianapolis, Indiana, and held various executive positions with Amersham Corporation. Mr. Hendrickson has also held positions with Marion Laboratories, a pharmaceutical company, and Standard Oil Company. Mr. Hendrickson holds a Bachelor of Science degree from the University of Pennsylvania and a Masters in Business Administration from American University in Washington D.C.

     DAVID J. MOFFA, PH.D., has been a Director of the Company since April 1995. Dr. Moffa serves: as the Regional Director and as special projects director for Lab Corporation of America, Inc. (Fairmont, WV), positions he has held since 1982 and 1984, respectively; as Director of Medical Arts Lab/RBL, a position he has held since 1985; and as Director of Lab Corporation of America, Inc. (Altoona, PA), a position he has held since 1990. Dr. Moffa also serves as an advisor and consultant to various diagnostic, scientific and health care facilities, and is an owner and developer of GM Realty and Moffa Properties. Prior to serving in his current positions, Dr. Moffa has served as a Director and General Manager of BioMedical Reference and Roche Biomedical Labs, as President, Chief Executive Officer and a Director of BioPreps Laboratories, Inc., as Assistant Professor of Medical Biochemistry and Director of Dental Biochemistry Programs at the West

Virginia University School of Medicine, as NIH Post Doctoral Fellow and Instructor in Medical Biochemistry as well as a Graduate Research Assistant at the West Virginia University School of Medicine. Dr. Moffa also serves on a number of committees and boards of directors of various privately held companies and governmental offices. Dr. Moffa has completed a post doctoral fellowship in Clinical Biochemistry at the West Virginia University National Institutes of Health, holds a Ph.D. in Medical Biochemistry from the West Virginia School of Medicine, a Masters of Science degree in Biochemistry from West Virginia University and a Bachelor of Arts degree in Pre-Medicine from West Virginia University.

     JOHN R. OVERTURF, JR. has been a Director of the Company since September 1993. Mr. Overturf serves: as the President of R.O.I., Inc., a private investment company, a position he has held since July 1993; and as President of the Combined Penny Stock Fund, Inc., a closed-end stock market fund, a position he has held since September 1996. From September 1996 until September 1993, Mr. Overturf served as Vice-President of the Rockies Fund, Inc., a closed-end stock market fund. From June 1984 until February 1992, Mr. Overturf served as Vice President of Colorado National Bank. Mr. Overturf holds a Bachelor of Science degree in Finance from the University of Northern Colorado.

     ROBERT D. WEIST has been a director of the Company since April 1996. Mr. Weist has been President of Weist Associates ( a management consulting firm) since April 1992. From January 1986 through April 1992, Mr. Weist was a consultant to and Senior Vice President, Administration, General Counsel and Secretary of Amgen, Inc., having served as Vice President, General Counsel and Secretary from March 1982 through January 1986. Mr. Weist holds a Juris Doctor degree from New York University and a Masters in Business Administration from the University of Chicago.

KEY EMPLOYEES

     The Company also considers the following individuals to be key to its operations.

     RICHARD O. BUFORD became Vice President of Human Resources of the Company in February 1993. From 1989 to 1992, Mr. Buford served as Vice President of Operations for The Office Mart, a California regional commercial furniture and office supply distributor. From 1978 to 1989, Mr. Buford held various operational and administrative management positions with Schwabacher/Frey, an office supply distribution unit of Hanson Industries, most recently as Director of Finance & Administration from 1984-1989. Mr. Buford received a Bachelors of Arts and a Masters degree in English from the University of California at Santa Barbara.

     CIRILO D. CABRADILLA, JR., PH.D. became President of the Keystone subsidiary in November 1995. From 1992 to 1995, Dr. Cabradilla served as President of Keystone Laboratory, Inc. Prior to that time, from 1988 to 1992, Dr. Cabradilla was Vice President, Product Development, of Vascor, a pharmaceutical company. Dr. Cabradilla received a Bachelor of Science and a Ph.D. degree in Biochemistry from the University of California Davis.

     KEVIN J. REAGAN, PH.D. became Vice President, Immunobiology in December, 1996. From 1991 to December 1996, Dr. Reagan served as the first Director of Development Laboratories and then Vice President, Laboratory Operations at Specialty Laboratories, Inc., a clinical reference lab. From 1990 to 1991, Dr. Reagan was the Associate Director of AIDS/Hepatitis R&D at Ortho Diagnostics, Inc., a Johnson & Johnson Company. Prior to that time, from 1984 to 1990, he was a Research Virologist, Senior Research Virologist, Research Associate and Group Leader in the Biomedical Products Department of E.I. Dupont de Nemours & Co., Inc. From 1981 to 1984, he was employed at the Wistar Institute of Anatomy and Biology. Dr. Reagan received his Bachelor of Arts in Biological Sciences from the University of Delaware. Dr. Reagan received both his Masters and Ph.D. degrees in Microbiology and Immunology from Hahnemann Medical College.

     EDWARD SAPP, JR. became General Manager of BioSource Europe, S.A. in June, 1996. From 1994 to 1996 Mr. Sapp was the International Sales Manager for ASOMA, a company engaged in producing x-ray fluorescence equipment. From 1984 to 1994 Mr. Sapp held positions in international sales with various companies aiding in developing their market efficiently. From 1981 to 1984, Mr. Sapp was employed by

Lancer Diagnostic, Inc., a company engaged in manufacturing diagnostic products and laboratory supplies, where he was Director of Marketing and later promoted to General Manager. From 1966 to 1981, Mr. Sapp was employed with Amersham Corporation of Chicago where he held various positions such as: Sales Representative, Sales Manager and Manager of the Radiochemical Division. Mr. Sapp received his Bachelor of Science degree from Penn State University, College of Chemistry and Physics and Masters of Business Administration from Northwestern University.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation is contained in the Company's Proxy Statement for its 1996 Annual Stockholders meeting and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of directors and executive officers and certain beneficial owners is contained in the Company's Proxy Statement for its 1996 Annual Stockholders meeting is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain transactions is contained in the Company's Proxy Statement for its 1996 Annual Stockholders meeting is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The financial statements listed below are included as part of this report:

          Independent Auditor's Report
          Consolidated Balance Sheets -- December 31, 1996 and 1995 Consolidated Statements of Operations -- Years ended
            December 31, 1996, 1995 and 1994
          Consolidated Statements of Stockholders' Equity -- Years ended
            December 31, 1996, 1995 and 1994
          Consolidated Statements of Cash Flows -- Years ended
            December 31, 1996, 1995 and 1994
          Notes to Consolidated Financial Statements

  (a)(2) The following schedule supporting the financial statements of the Company is included herein:

              Schedule II -- Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

  (a)(3)  Exhibits

              See Exhibit Index immediately following signature page.

  (b)     Reports on Form 8-K:

              Registrant's report on Form 8-K filed December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April   , 1997                      By:      /s/ ANNA M. ANDERSON
                                            ------------------------------------
                                                      Anna M. Anderson
                                                  Chief Financial Officer

Date: April   , 1997                      By:    /s/ JAMES H. CHAMBERLAIN
                                            ------------------------------------
                                                    James H. Chamberlain
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

                   SIGNATURE                                     TITLE                DATE
-----------------------------------------------        -----------------------------------------

          /s/ LEONARD M. HENDRICKSON                   Director                  April   , 1997
-----------------------------------------------
            Leonard M. Hendrickson

           /s/ DAVID J. MOFFA, PH.D.                   Director                  April   , 1997
-----------------------------------------------
             David J. Moffa, Ph.D.

           /s/ JOHN R. OVERTURF, JR.                   Director                  April   , 1997
-----------------------------------------------
             John R. Overturf, Jr.

              /s/ ROBERT D. WEIST                      Director                  April   , 1997
-----------------------------------------------
                Robert D. Weist

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                        BALANCE       PROVISION                         AMOUNT
                                           AT          CHARGED       DEDUCTIONS-     ACQUIRED IN      BALANCE
                                       BEGINNING          TO          ACCOUNTS         BUSINESS        AT END
                                        OF YEAR         INCOME       WRITTEN OFF     ACQUISITION      OF YEAR
                                       ----------     ----------     -----------     ------------     --------
1996
Allowance for doubtful accounts......   $ 29,000       $ (6,000)       $(3,000)        $ 29,000       $ 49,000
                                         =======        =======        =======          =======
1995
Allowance for doubtful accounts......   $ 30,000       $ (1,000)       $    --         $     --       $ 29,000
                                         =======        =======        =======          =======
1994
Allowance for doubtful accounts......   $ 30,000       $     --        $    --         $     --       $ 30,000
                                         =======        =======        =======          =======

                                 EXHIBIT INDEX

               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                     SEQUENTIALLY
        EXHIBIT                                                                        NUMBERED
        NUMBER                               DESCRIPTION                                 PAGE
        ------     ----------------------------------------------------------------  ------------
         2.1       Asset Purchase Agreement dated April 30, 1996, by and among
                   Registrant, Nordion International, Inc. and Medgenix
                   Diagnostics, S.A.(7)............................................
         3.1       Certificate of Incorporation of Registrant(1)...................
         3.2       Bylaws of Registrant(1).........................................
        10.1       Registrant's 1992 Stock Incentive Plan(1).......................
        10.2       Registrant's 1993 Stock Incentive Plan(4).......................
        10.3       Licensing Agreement dated May 1, 1990, by and between TAGO,
                   Inc., as licensee, and St. Jude's Children's Hospital, as
                   licenser(1).....................................................
        10.4       License Agreement dated February 14, 1991, by and between
                   Registrant and Schering Corporation(1)..........................
        10.5       Warrant Agreement dated May 19, 1993, by and between Registrant and Immunoplex, Inc.(2).........................................
        10.7       Warrant Agreement dated February 1, 1996, by and between
                   Registrant and Nordion International, Inc.(7)...................
        10.8       Business Loan Agreement dated October 12, 1993, by and between
                   Registrant, as borrower, and Silicon Valley Bank as lender, together with Commercial Security Agreement dated October 12,
                   1993 and promissory note dated October 12, 1993(3)..............
        10.9       License Agreement dated October 1, 1993, by and between
                   Registrant, as licensee, and Schering Corporation, as
                   licensor(2).....................................................
        10.10      Employment Agreement between Registrant and James H. Chamberlain dated January 2, 1996(7)........................................
        10.11      License Agreement dated February 7, 1994, by and between
                   Registrant, as licensee and Fundacio Clinic(4)..................
        10.12      Form of Indemnification Agreement for Directors and Executive
                   Officers(7).....................................................
        10.13      List of Indemnities relating to Form of Indemnification
                   Agreement previously filed as Exhibit 10.12(7)..................
        10.14      Purchase Agreement dated December 20, 1995 between Registrant and Pacific Ranch Company(5)....................................
        10.15      Promissory Note dated March 25, 1996 in the principal amount of
                   $745,000 payable to Heller Financial, Inc., Small Business
                   Lending Division(5).............................................
        10.16      Promissory Note dated March 25, 1996 in the principal amount of
                   $596,000 payable to Heller Financial, Inc., Small Business
                   Lending Division; Loan Agreement dated March 11, 1996 between
                   California Statewide Certified Development Corporation and
                   Registrant(5)...................................................
        10.17      Loan Modification Agreement dated as of June 22, 1994, by and between Registrant and Silicon Valley Bank(4)...................

                                                                                     SEQUENTIALLY
        EXHIBIT                                                                        NUMBERED
        NUMBER                               DESCRIPTION                                 PAGE
        ------     ----------------------------------------------------------------  ------------
        10.18      Loan Modification Agreements dated as of May 31, 1995, September
                   30, 1995 and December 31, 1995, by and between Registrant and
                   Silicon Valley Bank(5)..........................................
        10.19      Registrant's Employee Stock Purchase Plan(8)....................
        11         Computation of Per Share Earnings, Ex. 11.......................
        16.1       Changes in Registrant's Certifying Accountant(6)................
        21         Subsidiaries of the Company:....................................

                                                        STATE/COUNTRY OF
                               NAME                      INCORPORATION
                  -------------------------------    ----------------------
                  BioSource Europe S.A.              Belgium
                  Keystone Laboratories, Inc.        California
                  BioSource V.I. FSC., LTD           U.S. Virgin Islands
                  BioSource France sarl              France
                  BioSource B.V.                     Holland
                  BioSource Gmbh                     Germany
                  Medgenix Diagnostici Italia srl    Italy
        23.1       Consent of KPMG Peat Marwick LLP................................

---------------

(2) Incorporated by reference to the Company's Annual Report on Form 10KSB for the year ended December 31, 1992.

(3) Incorporated by reference to the Company's Annual Report on Form 10KSB for the year ended December 31, 1993.

(4) Incorporated by reference to the Company's Annual Report on Form 10KSB for the year ended December 31, 1994.

(5) Incorporated by reference to the Company's Annual Report on Form 10KSB for the year ended December 31, 1995.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 1994.

(7) Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC No. 333-3336) as filed with the Securities and Exchange Commission on May 31, 1996, as Amended.

(8) Incorporated by reference to the Company's Registration Statement on Form S-8 (SEC No. 33-91838) filed with the Securities and Exchange Commission on May 4, 1995.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
BioSource International, Inc.:

     We have audited the accompanying consolidated balance sheets of BioSource International, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSource International, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                             /s/ KPMG Peat Marwick LLP


Los Angeles, California
February 20, 1997

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                                       1996            1995
                                                                    -----------     -----------
Current assets:
  Cash and cash equivalents.......................................  $ 3,606,904       1,393,092
  Short-term investments, held to maturity........................    5,766,905              --
  Accounts receivable, less allowance for doubtful accounts of
     $49,000 in 1996 and $29,000 in 1995..........................    4,286,237       1,389,859
  Inventories (note 3)............................................    7,228,918       3,301,208
  Prepaid expenses and other current assets.......................    1,316,416         142,321
  Deferred income taxes (note 9)..................................      202,000          91,000
                                                                    -----------     -----------
          Total current assets....................................   22,407,380       6,317,480
Long-term investments, held to maturity...........................    5,561,669              --
Property and equipment, net (note 4)..............................    4,788,404         922,608
Other assets......................................................      712,374         147,515
Deferred income taxes (note 9)....................................      400,000              --
                                                                    -----------     -----------
                                                                    $33,869,827       7,387,603
                                                                    ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of notes payable (note 5)....................  $    28,510          65,857
  Accounts payable................................................    1,895,310         726,631
  Accrued expenses................................................    2,318,284         186,692
  Income taxes payable............................................       77,767         342,176
                                                                    -----------     -----------
          Total current liabilities...............................    4,319,871       1,321,356
                                                                    -----------     -----------
Notes payable, less current maturities (note 5)...................    1,314,359          64,286
Deferred income taxes (note 9)....................................       75,000          65,000
Other liabilities.................................................           --          39,654
Commitments and contingencies (notes 5 and 12)
Stockholders' equity (notes 6, 7 and 8):
  Preferred stock, $.001 par value. Authorized 1,000,000 shares;
     none issued or outstanding...................................           --              --
  Common stock, $.001 par value. Authorized 20,000,000 shares;
     issued and outstanding 8,318,971 shares in 1996 and 5,845,306
     shares in 1995...............................................        8,319           5,845
  Additional paid-in capital......................................   28,837,102       9,338,484
  Accumulated deficit.............................................     (679,824)     (3,447,022)
  Cumulative translation adjustment...............................       (5,000)             --
                                                                    -----------     -----------
          Total stockholders' equity..............................   28,160,597       5,897,307
                                                                    -----------     -----------
                                                                    $33,869,827       7,387,603
                                                                    ===========     ===========

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             1996           1995          1994
                                                          -----------     ---------     ---------
Revenue.................................................  $15,913,274     8,608,447     7,367,257
Cost of goods sold......................................    5,567,989     2,996,103     3,132,991
                                                          ------------    ----------    ----------
          Gross profit..................................   10,345,285     5,612,344     4,234,266
                                                          ------------    ----------    ----------
Operating expenses:
  Research and development..............................    1,420,915     1,073,733       721,902
  Sales and marketing...................................    2,761,601     1,289,939     1,140,662
  General and administrative............................    2,702,477     1,633,649     1,929,187
  Compensation recognized under performance
     escrow share arrangement (note 6)..................           --            --       577,452
                                                          ------------    ----------    ----------
          Total operating expenses......................    6,884,993     3,997,321     4,369,203
                                                          ------------    ----------    ----------
          Operating income (loss).......................    3,460,292     1,615,023      (134,937)
                                                          ------------    ----------    ----------
Other income (expense):
  Interest expense......................................      (97,455)      (26,301)      (28,768)
  Interest income.......................................      372,129        32,837        28,953
  Other.................................................     (271,768)      (10,180)      (26,689)
                                                          ------------    ----------    ----------
          Total other income (expense)..................        2,906        (3,644)      (26,504)
                                                          ------------    ----------    ----------
          Income (loss) before income taxes.............    3,463,198     1,611,379      (161,441)
Provision for income taxes (note 9).....................      696,000       451,000        48,195
                                                          ------------    ----------    ----------
          Net income (loss).............................  $ 2,767,198     1,160,379      (209,636)
                                                          ============    ==========    ==========
Net income (loss) per share.............................  $       .35           .20          (.04)
                                                          ============    ==========    ==========
Weighted average number of common and common
  equivalent shares outstanding.........................    8,008,500     5,945,900     5,724,100
                                                          ============    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             COMMON STOCK
                                          ------------------   ADDITIONAL                 CUMULATIVE        NET
                                          NUMBER OF             PAID-IN     ACCUMULATED   TRANSLATION  STOCKHOLDERS'
                                           SHARES     AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT      EQUITY
                                          ---------   ------   ----------   -----------   ----------   -------------
Balance at December 31, 1993, as
  previously reported...................  5,037,580   $5,038    8,497,031    (4,397,209)        --         4,104,860
Pooling of interests with Keystone
  Laboratories, Inc.....................    500,000      500      154,500        42,346         --           197,346
                                          ----------  ------   ----------   -----------    -------       -----------
Balance, as restated....................  5,537,580    5,538    8,651,531    (4,354,863)        --         4,302,206
Exercise of stock options...............        550       --          484            --         --               484
Conversion of allotted escrow shares
  (note 6)..............................    266,898      267       28,768            --         --            29,035
Compensation recognized under
  performance escrow share arrangement
  (note 6)..............................         --       --      577,452            --         --           577,452
Distribution to stockholders............         --       --           --       (42,902)        --           (42,902)
Issuance of common stock................      8,000        8       16,242            --         --            16,250
Net loss................................         --       --           --      (209,636)        --          (209,636)
                                          ----------  ------   ----------   -----------    -------       -----------
Balance at December 31, 1994............  5,813,028    5,813    9,274,477    (4,607,401)        --         4,672,889
Exercise of stock options...............     32,278       32       64,007            --         --            64,039
Net income..............................         --       --           --     1,160,379         --         1,160,379
                                          ----------  ------   ----------   -----------    -------       -----------
Balance at December 31, 1995............  5,845,306    5,845    9,338,484    (3,447,022)        --         5,897,307
Issuance of common stock................  2,362,000    2,362   19,299,014            --         --        19,301,376
Exercise of stock options...............     80,665       81      140,142            --         --           140,223
Exercise of warrants....................     31,000       31       59,462            --         --            59,493
Foreign currency translation
  adjustment............................         --       --           --            --     (5,000)           (5,000)
Net income..............................         --       --           --     2,767,198         --         2,767,198
                                          ----------  ------   ----------   -----------    -------       -----------
Balance at December 31, 1996............  8,318,971   $8,319   28,837,102      (679,824)    (5,000)       28,160,597
                                          ==========  ======   ==========   ===========    =======       ===========

          See accompanying notes to consolidated financial statements.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             1996           1995          1994
                                                         ------------     ---------     ---------
Cash flows from operating activities:
  Net income (loss)....................................  $  2,767,198     1,160,379      (209,636)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization.....................       457,643       258,045       214,376
     Loss on sale of property and equipment............        57,464            --        17,389
     Gain on sale of investments.......................        (9,019)           --            --
     Compensation recognized under performance escrow
       share arrangement...............................            --            --       577,452
     Other.............................................        (5,000)           --        16,250
  Changes in assets and liabilities, net of effects of
     acquisition:
     Accounts receivable...............................      (229,988)     (360,930)      (40,022)
     Inventories.......................................    (1,155,861)     (592,581)     (436,752)
     Prepaid expenses and other assets.................      (809,867)       (7,961)      (75,778)
     Deferred income taxes.............................      (501,000)       36,781         4,385
     Accounts payable..................................       704,115       168,927        47,488
     Accrued expenses and other liabilities............     1,025,891      (151,636)      (98,616)
     Income taxes payable..............................      (264,409)      342,176            --
                                                          -----------     ---------     ---------
          Net cash provided by operating activities....     2,037,167       853,200        16,536
                                                          -----------     ---------     ---------
Cash flows from investing activities:
  Purchase of property and equipment...................    (2,349,618)     (211,809)     (692,139)
  Purchase of Medgenix Business........................    (6,868,000)           --            --
  Purchase of investments..............................   (19,954,775)           --            --
  Proceeds from sale of investments....................     8,635,220            --            --
                                                          -----------     ---------     ---------
          Net cash used in investing activities........   (20,537,173)     (211,809)     (692,139)
                                                          -----------     ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock...............  $ 19,301,376            --            --
  Proceeds from the exercise of options................       140,223        64,039           484
  Proceeds from the exercise of warrants...............        59,493            --            --
  Borrowings from bank.................................     1,957,000        28,000       351,174
  Repayments to bank...................................      (721,274)     (188,212)      (83,819)
  Payments on capital lease obligations................       (23,000)      (35,886)     (115,046)
  Proceeds from conversion of allotted escrow shares...            --            --        29,035
  Distributions to stockholders........................            --            --       (42,902)
                                                          -----------     ---------     ---------
          Net cash provided by (used in) financing
            activities.................................    20,713,818      (132,059)      138,926
                                                          -----------     ---------     ---------
          Net increase (decrease) in cash and cash
            equivalents................................     2,213,812       509,332      (536,677)
Cash and cash equivalents at beginning of year.........     1,393,092       883,760     1,420,437
                                                          -----------     ---------     ---------
Cash and cash equivalents at end of year...............  $  3,606,904     1,393,092       883,760
                                                          ===========     =========     =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest..........................................  $     97,455        26,301        28,768
     Income taxes......................................     1,109,323        87,063        34,096
                                                          ===========     =========     =========

     The fair value of the assets acquired in connection with the purchase of the Medgenix Business was approximately $8,399,000, including goodwill of approximately $200,000. Liabilities assumed were approximately $1,531,000.

          See accompanying notes to consolidated financial statements.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     BioSource International, Inc. (the Company) is engaged in the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oglionucleotides used in biomedical research. The types of products supplied by the Company include a range of bioactive proteins, enzymes, substrates, antibodies, human and murine cytokines, growth factors and a variety of assay systems for the detection of biological molecules. These products focus on areas of research such as immunology, AIDS and cancer. The Company focuses its sales efforts on academic, industrial and governmental laboratories.

  Principles of Consolidation

     The consolidated financial statements include the accounts of BioSource International, Inc. and its wholly owned subsidiaries (see note 2). All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

     Cash and cash equivalents includes all cash balances and highly liquid investments with original maturities of three months or less.

  Investments

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. At December 31, 1996, the Company has investments in U.S. Treasury securities that are classified in the consolidated balance sheet as short-term (mature in more than 91 days but no more than one year) or long-term (maturities beyond one year). These investments are categorized as held to maturity and are carried at cost as the Company has both the intent and the ability to hold these investments until they mature.

  Financial Instruments

     The carrying value of financial instruments such as cash and cash equivalents, trade receivables, payables and short-term debt approximates their fair value due to the short-term nature of these instruments. The recorded values of the Company's long-term debt instruments approximate fair value as their rates are similar to those currently available to the Company for debt with similar terms and remaining maturities.

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

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

  License Agreements

     License agreements are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term (generally five to ten years). These costs are included with other assets in the accompanying consolidated balance sheet. Accumulated amortization at December 31, 1996 and 1995 was approximately $103,000 and $47,000, respectively.

  Revenue Recognition

     Revenue and related cost of goods sold are recognized upon shipment of products.

  Research and Development Costs

     Research and development costs are charged to expense as incurred.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

  Accounting for Stock Options

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Net Income (Loss) per Share

     Net income (loss) per share has been computed using the weighted average number of common and common equivalent shares outstanding each year. Primary and fully diluted net income (loss) per share are approximately the same.

  Foreign Currency Translation

     The assets and liabilities of the Company's foreign subsidiary, whose functional currency is Belgian Francs, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

(2) BUSINESS COMBINATIONS

     On November 21, 1995, the Company issued 500,000 shares of its common stock in exchange for all of the outstanding common stock of Keystone Laboratories, Inc. (Keystone). The business combination was accounted for as a pooling-of-interest combination, and accordingly, the Company's consolidated financial statements for periods prior to the combination were restated to include the accounts and results of operations of Keystone.

     Total expenses of approximately $116,000 related to the business combination were included in 1995 operations.

     On June 5, 1996, the Company acquired certain assets and assumed selected liabilities of Medgenix Diagnostics, S.A. (Medgenix), located in Fleurus, Belgium, related to its in vitro diagnostic business (the Medgenix Business). The Medgenix Business is involved in the development, manufacture, marketing and distribution of immunological reagents and test kits used in biomedical research.

     The acquisition was accounted for as a purchase, and accordingly, operating results of this business subsequent to the date of acquisition are included in the Company's consolidated financial statements. The purchase price for the Medgenix Business was approximately $6.9 million. The purchase price, payable in cash, was funded from a portion of the net proceeds of a second primary offering of the Company's common stock which closed concurrently with the closing of the Medgenix acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

     The following unaudited pro forma information has been prepared as if the acquisition occurred as of the beginning of each period presented. The pro forma information is presented for information purposes only and is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

                                                              YEAR ENDED DECEMBER 31
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
                                                                    (UNAUDITED)
        Revenue...........................................  $20,450,000     $20,139,000
        Net income (loss).................................    2,333,000        (981,000)
        Net income (loss) per share.......................          .29            (.16)
                                                            ===========     ===========

(3) INVENTORIES

     Inventories at December 31, 1996 and 1995 are summarized as follows:

                                                                 1996           1995
                                                              ----------     ----------
        Raw materials.......................................  $  767,378     $   18,285
        Work in process.....................................   3,243,766      1,791,431
        Finished goods......................................   3,217,774      1,491,492
                                                              ----------     ----------
                                                              $7,228,918      3,301,208
                                                              ==========     ==========

(4) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 are summarized as follows:

                                                                  1996          1995
                                                               ----------     ---------
        Land.................................................  $  360,000            --
        Building and improvements............................   1,832,602            --
        Machinery and equipment..............................   2,797,638       904,695
        Office furniture and equipment.......................     975,258       471,680
        Leasehold improvements...............................      19,473       291,629
                                                               ----------     ---------
                                                                5,984,971     1,668,004
        Less accumulated depreciation and amortization.......   1,196,567       745,396
                                                               ----------     ---------
                                                               $4,788,404       922,608
                                                               ==========     =========

(5) NOTES PAYABLE

     The Company had a credit agreement with a bank providing for borrowings of up to $1,000,000 under a revolving line of credit limited to 75% of eligible accounts receivable, as defined, through December 31, 1996. Interest on the revolving line of credit was payable monthly at prime plus .75%.

     In March 1996, the Company obtained a bridge loan in the amount of $596,000 as partial funding for its acquisition of its executive offices and manufacturing facilities. This bridge loan was repaid with the proceeds of the second mortgage note.

     The Company leased approximately $104,000 of certain equipment under a capital lease. Accumulated depreciation related to this equipment was approximately $78,000 at December 31, 1995. The capital lease obligation was repaid in June 1996.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

     Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                           1996         1995
                                                                        ----------     -------
9.4% first mortgage note payable in monthly installments of $6,896,
  including interest, with final payment of $535,178 due April 2006...  $  735,155          --
7.6% second mortgage note payable due June 2016, payable in monthly
  installments of $5,369, including interest..........................     607,714          --
Note payable to bank of up to $1,000,000, interest payable at prime
  plus .75% through December 1996.....................................          --     107,143
Capital lease obligation secured by equipment with interest at 11.8%,
  payable in monthly installments to June 1996........................          --      23,000
                                                                        ----------     -------
                                                                         1,342,869     130,143
Less current portion..................................................      28,510      65,857
                                                                        ----------     -------
                                                                        $1,314,359      64,286
                                                                        ==========     =======

     Maturities of the notes payable as of December 31, 1996 are:

                            YEAR ENDING DECEMBER 31:
                    -----------------------------------------
                         1997                                  $   28,510
                         1998                                      31,027
                         1999                                      33,777
                         2000                                      36,771
                         2001                                      40,034
                         Thereafter                             1,172,750
                                                               ----------
                                                               $1,342,869
                                                               ==========

     Payments under the first and second mortgage notes are guaranteed by the Chairman of the Board of the Company.

(6) COMMON STOCK

     On June 5, 1996, the Company completed a second primary offering of 2,362,000 shares of its common stock. A portion of the net proceeds of $19.3 million was used to fund the acquisition of the Medgenix Business, repay an installment note outstanding under the Company's credit facility and repay a capital lease obligation.

     In 1993, BioSource International, Inc. was formed through the consolidation of BioSource Industries, Inc. (BioSource) and TAGO, Inc. (TAGO) (the Consolidation). At the effective date of the Consolidation, each two shares of BioSource common stock then outstanding were converted into one share of Company common stock and each two performance escrow shares were converted into one Company performance escrow share. Performance escrow shares are released from escrow on the basis of one share for every Canadian $.82 of cumulative cash flow, as defined in the escrow agreement, generated by the Company. Also, each two allotted escrow shares were converted into the right to receive one Company-allotted escrow share, and each outstanding share of TAGO common stock was converted into one share of Company common stock. Each allotted share entitles the holder to acquire one performance escrow share upon payments of Canadian $.14 per share and once converted is subject to the same terms and conditions as the performance escrow shares. All references to the number of shares and per share amounts in the financial statements have been restated to reflect the conversions.

     At December 31, 1994, the Company had 1,101,494 issued and outstanding shares held in escrow and 3,449 allotted escrow shares outstanding, all of which had been earned under the terms of the escrow

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

agreement. Of the performance and allotted escrow shares, 469,180 were issued to directors, officers and others who could have affected the financial results of the Company (Performance Shares), and 635,763 were issued to other stockholders. Cumulative cash flow through December 31, 1994, as defined under the escrow agreement, was sufficient to release all the escrow and allotted shares. Accordingly, the Company recognized $577,452 of compensation expense in 1994 related to the Performance Shares. The 1,101,494 shares held in escrow were released in 1995 and the 3,449 allotted escrow shares were canceled.

(7) STOCK OPTION AND PURCHASE PLANS

     During 1996, the Company had two separate stock option plans and several stock option agreements with certain officers in effect.

     Under the BioSource International, Inc. 1993 Stock Incentive Plan (the 1993 Plan,) options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 1,500,000 shares of common stock. Options granted under the 1993 Plan are exercisable at the rate of 25% beginning one year from date of grant and an additional 1/48 vest at the beginning of each month thereafter.

     The BioSource California 1992 Stock Incentive Plan (the 1992 Plan) covered BioSource California employees prior to the Consolidation. All options outstanding under this plan were fully exercisable as of December 31, 1995. Upon the completion of the Consolidation, the 1992 Plan was replaced by the Company's 1993 Stock Incentive Plan. No further grants will be made under the 1992 Plan.

     Stock options granted under the 1993 Plan, the 1992 Plan and stock option agreements are granted with an exercise price equal to the fair market value of the Company's shares on the date of grant. The stock options generally expire ten years from the date of grant.

     The per share weighted average fair value of stock options granted during 1996 and 1995 was $2.40 and $1.14, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 1996 -- expected dividend yield 0%, risk-free interest rate of 6.4%, expected volatility of 30.0% and an expected life of 9 years;
1995 -- expected dividend yield 0%, risk-free interest rate of 6.4%, expected volatility of 30.0% and an expected life of 9 years. Expected volatility calculated on a historical basis approximated 65% for 1996 and 1995. The Company did not believe this was representative of the expected future volatility as the stock has generally become less volatile subsequent to the second primary offering.

     The Company applies APB Opinion No. 25 in accounting for its plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                  1996          1995
                                                               ----------     ---------
        Net income:
          As reported........................................  $2,767,198     1,160,379
          Pro forma..........................................   2,321,588       980,647
                                                                =========     =========
        Net income per share:
          As reported........................................  $      .35           .20
          Pro forma..........................................         .29           .16
                                                                =========     =========

     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

income amounts presented above because compensation cost is reflected over the option's vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

     The following summarizes the stock option transactions under the 1993 Plan and the 1992 Plan during the periods presented:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                               --------     --------------
        Options outstanding at December 31, 1993.............   331,790         $ 2.01
          Options granted....................................   515,000           1.65
          Options exercised..................................      (550)           .88
          Options canceled...................................   (99,715)          1.91
                                                                -------           ----
        Options outstanding at December 31, 1994.............   746,525           1.73
          Options granted....................................   384,000           2.54
          Options exercised..................................   (32,278)          1.98
          Options canceled...................................  (269,142)          1.84
                                                                -------           ----
        Options outstanding at December 31, 1995.............   829,105           2.15
          Options granted....................................   368,500           7.69
          Options exercised..................................   (80,665)          1.74
          Options canceled...................................  (121,534)          2.91
                                                                -------           ----
        Options outstanding at December 31, 1996.............   995,406           4.15
                                                                =======           ====

     At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.28 - $9.25 and 8.8 years, respectively.

     At December 31, 1996, 1995 and 1994, the number of options exercisable was 412,632, 259,876 and 167,525, respectively, and the weighted average exercise price of those options was $2.59, $1.97 and $1.74, respectively.

     As discussed previously, the Company has several stock option agreements with certain officers. The outstanding agreements expire from May 2003 through June 2005.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

     The following summarizes transactions outside the option plans during the periods presented:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                                -------     --------------
        Options outstanding at December 31, 1993..............       --         $   --
          Options granted.....................................  100,000           2.34
          Options exercised...................................       --             --
          Options canceled....................................       --             --
                                                                -------           ----
        Options outstanding at December 31, 1994..............  100,000           2.34
          Options granted.....................................  155,000           1.54
          Options exercised...................................       --             --
          Options canceled....................................       --             --
                                                                -------           ----
        Options outstanding at December 31, 1995..............  255,000           1.85
          Options granted.....................................  147,500           5.33
          Options exercised...................................       --             --
          Options canceled....................................       --             --
                                                                -------           ----
        Options outstanding at December 31, 1996..............  402,500           3.13
                                                                =======           ====

     At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.50 - $6.44 and 8 years, respectively.

     At December 31, 1996, 1995 and 1994, the number of options exercisable was 265,000, 255,000 and 100,000, respectively, and the weighted average exercise price of those options was $2.03, $1.85 and $2.34, respectively.

     Effective April 7, 1995, the Company adopted an Employee Stock Purchase Plan to provide substantially all full-time employees, excluding officers, an opportunity to purchase shares of its common stock through payroll deductions. In addition, the Company provides a matching contribution equal to 50% of the participant's contribution. All contributions are invested in the Company's common stock, which are purchased on the open market at prevailing market prices. Participants have a fully vested interest in the shares purchased with payroll deductions and become fully vested in shares purchased with Company matching contributions after two years. The Company's matching expense for the years ended December 31, 1996 and 1995 was approximately $3,000 and $1,000, respectively.

(8) COMMON STOCK WARRANTS

     On June 5, 1996, the Company granted warrants to purchase 59,050 shares of the Company stock to each of Cruttenden Roth Inc. and Commonwealth Associates in connection with the second primary stock offering, with an exercise price of $11.10 per share and an expiration date of May 29, 2001. These warrants may not be exercised prior to May 29, 1997.

     On September 23, 1996, Commonwealth Associates assigned warrants to purchase 11,810 shares of the Company stock to a Commonwealth Associates' employee. The term and conditions of these warrants remained unchanged.

     On February 1, 1996, the Company granted warrants to purchase 100,000 shares of the Company stock to Nordion International Inc. in connection with the Medgenix acquisition negotiations, with an exercise price of $7.50 per share and an expiration date of February 1, 2001.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

     On January 17, 1994, the Company granted warrants to purchase 24,000 shares of the Company stock to The Equity Group, Inc., with an exercise price of $2.25 per share and an expiration date of January 17, 1999. On July 12, 1994, 18,000 of the warrants were canceled. The remaining 6,000 warrants were exercised concurrently with the Company's June 1996 second primary offering.

     On May 19, 1993, the Company granted warrants to purchase 60,000 shares of the Company stock to Immunoplex, Inc. with an exercise price of $1.85 per share and an expiration date of May 19, 1998. 25,000 warrants were exercised concurrently with the Company's June 1996 second primary offering.

     Proceeds from the sale of common stock issued under outstanding warrant arrangements are credited to common stock at the time the warrants are exercised. The Company recorded no charge to operations with respect to these warrants since the warrants were issued at amounts approximating or exceeding fair market value.

(9) INCOME TAXES

     The provision for income taxes is as follows:

                                                       1996          1995        1994
                                                     ---------     --------     -------
        Current:
          Federal..................................  $ 885,000     $332,000     $26,476
          State and local..........................    222,000       82,000      17,334
          Foreign..................................     90,000           --          --
        Deferred:
          Federal..................................   (508,000)      27,000       4,700
          State and local..........................      7,000       10,000        (315)
                                                     ---------     --------     -------
                                                     $ 696,000      451,000      48,195
                                                     =========     ========     =======

     The primary components of temporary differences which give rise to deferred taxes at December 31, 1996 and 1995 are:

                                                                     1996        1995
                                                                   --------     ------
        Deferred tax asset:
          Accruals...............................................  $ 94,000     40,000
          Reserves...............................................    27,000     51,000
          Net operating loss carryforwards.......................   481,000     563,000
          Research and development credit carryforward...........        --     44,000
                                                                                -------
                                                                                     -
                                                                   --------
             Total...............................................   602,000     698,000
          Valuation allowance....................................        --     607,000
                                                                                -------
                                                                                     -
                                                                   --------
             Net deferred tax assets.............................  $602,000     91,000
                                                                   ========     ========
        Deferred tax liability -- depreciation...................  $ 75,000     65,000
                                                                   ========     ========

     The net change in the total valuation allowance for the years ended December 31, 1996, 1995 and 1994 was a decrease of approximately $607,000, $115,000 and $120,000, respectively. Management has reviewed the recoverability of deferred income tax assets and has determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

     Actual income tax expense differs from that obtained by applying the Federal income tax rate of 34% to income (loss) before income taxes as follows:

                                                       1996          1995         1994
                                                    ----------     --------     --------
        Computed "expected" tax expense
          (benefit)...............................  $1,177,000      548,000      (54,890)
        Nondeductible items.......................      21,000       74,000      208,725
        State taxes (net of Federal benefit)......     151,000       61,000       11,263
        Reduction of valuation allowance..........    (607,000)    (115,000)    (120,000)
        Tax credits...............................     (40,000)    (135,000)      (4,000)
        Tax-exempt interest.......................     (36,000)          --           --
        Tax effect resulting from foreign
          activities..............................      63,000           --           --
        Other.....................................     (33,000)      18,000        7,097
                                                      --------     --------     --------
          Total...................................  $  696,000      451,000       48,195
                                                      ========     ========     ========

     As of December 31, 1996, the Company has a net operating loss (NOL) carryforward of approximately $1,400,000 for Federal income tax purposes. The Federal NOL has a carryover period of 15 years and is available to offset future taxable income, if any, through 2005, subject to an annual statutory limitation.

(10) 401(K) BENEFIT PLAN

     The Company has a 401(k) profit sharing plan (the Plan) which covers substantially all employees of the Company. Plan participants may make voluntary contributions up to 20% of their earnings up to the statutory limitation. The Company's contribution to the Plan is discretionary and no contributions were made in fiscal years 1996, 1995 or 1994.

(11) DOMESTIC AND FOREIGN OPERATIONS

     The Company is engaged in a single industry, the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oglionucleotides used in biomedical research. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1996, 1995 AND 1994

     Information related to domestic and foreign operations is as follows:

                                                   1996            1995           1994
                                                -----------     ----------     ----------
        Sales:
          United States:
             Domestic.........................  $ 6,791,443     $6,201,339     $5,718,226
             Export...........................    3,213,827      2,407,108      1,649,031
                                                -----------     ----------     ----------
                  Total United States.........   10,005,270      8,608,447      7,367,257
          Europe..............................    5,908,004             --             --
                                                -----------     ----------     ----------
                  Consolidated................  $15,913,274     $8,608,447     $7,367,257
                                                ===========     ==========     ==========
        Operating income (loss):
          United States.......................  $ 3,137,886     $1,615,023     $ (134,937)
          Europe..............................      322,406             --             --
                                                -----------     ----------     ----------
                  Consolidated................  $ 3,460,292     $1,615,023     $ (134,937)
                                                ===========     ==========     ==========
        Identifiable assets at end of year:
          United States.......................  $23,643,827     $7,387,603     $5,439,225
          Europe..............................   10,151,000             --             --
                                                -----------     ----------     ----------
                  Consolidated................  $33,794,827     $7,387,603     $5,439,225
                                                ===========     ==========     ==========

(12) COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through January 2001. During 1994, the Company entered into a long-term operating lease and consolidated its domestic operations into one facility. The Company incurred a lease settlement cost of approximately $81,000, which was included in 1994 rental expense, for vacating certain leased facilities prior to lease expiration. In March 1996, the Company purchased the facility and related real estate.

     Total rental expense was approximately $303,000, $200,000 and $373,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     At December 31, 1996, the future minimum payments under these leases are as follows:

                    1997......................................  $456,000
                    1998......................................   235,000
                    1999......................................   127,000
                    2000......................................    12,000
                    2001......................................     1,000
                                                                --------
                                                                $831,000
                                                                ========