Form 10-K/A
period 1996-12-31
BIOSOURCE INTERNATIONAL INC
filed 1997-04-16
CIK 860451

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At March 31, 1997 the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was $58,404,346.

     At March 31, 1997 the registrant had 8,353,277 shares of Common Stock, par value $0.001 per share, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
================================================================================

                         BIOSOURCE INTERNATIONAL, INC.

EXPLANATION FOR FORM 10K/A AMENDMENT NO. 1

AN AMENDED FORM 10K, FOR THE FISCAL YEAR DECEMBER 31, 1996, IS HEREBY BEING FILED TO INSERT CERTAIN INFORMATION INADVERTENTLY OMITTED FROM THE ORIGINAL FILING.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 1997                      By:      /s/ ANNA M. ANDERSON
                                            ------------------------------------
                                                      Anna M. Anderson
                                                  Chief Financial Officer

Date: April 15, 1997                      By:    /s/ JAMES H. CHAMBERLAIN
                                            ------------------------------------
                                                    James H. Chamberlain
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

                   SIGNATURE                                     TITLE                DATE
-----------------------------------------------        -----------------------------------------

          /s/ LEONARD M. HENDRICKSON                   Director                  April 15, 1997
-----------------------------------------------
            Leonard M. Hendrickson

           /s/ DAVID J. MOFFA, PH.D.                   Director                  April 15, 1997
-----------------------------------------------
             David J. Moffa, Ph.D.

           /s/ JOHN R. OVERTURF, JR.                   Director                  April 15, 1997
-----------------------------------------------
             John R. Overturf, Jr.

              /s/ ROBERT D. WEIST                      Director                  April 15, 1997
-----------------------------------------------
                Robert D. Weist

                                   SIGNATURES



          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 1997.



                                    BIOSOURCE INTERNATIONAL, INC.


                                    By: /s/ James H. Chamberlain
                                       ------------------------------------
                                       James H. Chamberlain
                                       Chairman of the Board, President
                                       and Chief Executive Officer