Form 10-K/A
period 1996-12-31
BIOSOURCE INTERNATIONAL INC
filed 1997-04-30
CIK 860451

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                               (Amendment No. 2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

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

On April 14, 1997, the last reported sales price of the Common Stock as reported on the NASDAQ National Market was $7.38 per share. As of April 14, 1997, there were 664 holders of record of the Common Stock.

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

     NEW PRODUCT DEVELOPMENT; GOVERNMENT REGULATION. The Company anticipates that in addition to its currently planned research and development expenses, it will spend significant additional amounts during fiscal 1997 and 1998 to fund research and development of certain technologies related to the area of molecular diagnostics. This effort will be directed towards the development of medical products which will be used to detect or diagnose disease at a molecular level. See "Item 1 -- Research and Development." There can be no assurance that any such diagnostic products will be successfully developed or that if developed, will be commercially successful. Unlike the Company's current products, which are offered exclusively for research uses, the new products would be offered for the detection of diseases in humans and animals. Prior to any such use, the Company will be required to have such products approved by the FDA following extensive clinical trials. Management believes that its $1 million investment in these products will be sufficient to cover the development of these products and all necessary clinical trials; however, there can be no assurance that this level of investment will be sufficient. Furthermore, the Company's investment will be made with no assurance that development efforts or clinical trials will be successful, or that the FDA will approve such products. In the event that the Company is unable to develop a commercialized product from its research and development efforts, or the FDA does not permit the Company to manufacture and sell such products, or the Company is unable or unwilling to allocate amounts beyond the $1 million investment, the Company could lose its entire investment in such products.

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

     JOHN R. OVERTURF, JR. has been a Director of the Company since September 1993. Mr. Overturf serves: as the President of R.O.I., Inc., a private investment company, a position he has held since July 1993; and as President of the Combined Penny Stock Fund, Inc., a closed-end stock market fund, a position he has held since September 1996. From September 1993 until September 1996, Mr. Overturf served as Vice-President of the Rockies Fund, Inc., a closed-end stock market fund. From June 1984 until February 1992, Mr. Overturf served as Vice President of Colorado National Bank. Mr. Overturf holds a Bachelor of Science degree in Finance from the University of Northern Colorado.

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

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 22, 1992, as amended.

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

                                   SIGNATURES



          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of April, 1997.



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