Form 10-Q
period 1997-03-31
BIOSOURCE INTERNATIONAL INC
filed 1997-05-15
CIK 860451

                                                        This document consists
                                                         of 13 pages, of which
                                                     this page is number  1  .


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR
                             15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997 Commission File Number. 000-21930.

                          BIOSOURCE INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                     77-0340829
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification No.)

820 FLYNN ROAD, CAMARILLO, CALIFORNIA                             93012
-------------------------------------                             -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:           (805)987-0086



                                      None
--------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X  No   .
                                                                    ---   ---

Number of common shares of issuer
   Outstanding at May 15, 1997              8,356,073

                          BIOSOURCE INTERNATIONAL, INC.

                          INDEX TO FINANCIAL STATEMENTS


Item         Description                                                                                       Page
PART I       FINANCIAL INFORMATION

1.           Financial Statements

             Consolidated Balance Sheet as of March 31, 1997 and December 31, 1996...........................    3

             Consolidated Statements of Operations for the three
                months ended March 31, 1997 and 1996.........................................................    4

             Consolidated Statements of Cash Flows for the three
                months ended March 31, 1997 and 1996.........................................................    5

             Notes to Consolidated Financial Statements......................................................    6-9

2.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................................................    10-11

PART II      OTHER INFORMATION

1-6          Other Information, Exhibits and Reports on
                   Form 8-K..................................................................................    12

             SIGNATURES......................................................................................    13

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                   ASSETS

                                                                               March 31, 1997          December 31, 1996
                                                                               --------------          -----------------
                                                                                 (Unaudited)
Current assets:
      Cash and cash equivalents                                                  $ 10,230,031              $  3,606,904
      Short-term investments, held to maturity                                      1,669,580                 5,766,905
      Accounts receivable, net of $49,000 allowance for doubtful accounts           4,808,210                 4,286,237
      Inventories                                                                   6,961,802                 7,228,918
      Prepaid expenses and other current assets                                     1,333,829                 1,316,416
      Deferred income taxes                                                           202,000                   202,000
                                                                                 ------------              ------------
          Total current assets                                                     25,205,452                22,407,380

      Long-term investments, held to maturity                                       2,667,669                 5,561,669
      Property and equipment, net                                                   4,892,171                 4,788,404
      Other assets                                                                    676,408                   712,374
      Deferred income taxes                                                           400,000                   400,000
                                                                                 ------------              ------------

                                                                                 $ 33,841,700              $ 33,869,827
                                                                                 ============              ============


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of notes payable                                        $     29,120              $     28,510
      Accounts payable                                                              1,623,259                 1,895,310
      Accrued expenses                                                              1,758,602                 2,318,284
      Income taxes payable                                                            429,665                    77,767
                                                                                 ------------              ------------
           Total current liabilities                                                3,840,646                 4,319,871
                                                                                 ------------              ------------

Notes payable, less current maturities                                              1,306,845                 1,314,359
Deferred income taxes                                                                  75,000                    75,000

Stockholders' equity:
     Preferred stock, $.001 par value.  Authorized
          1,000,000 shares; none issued                                                    --                        --
     Common stock, $0.001 par value.  Authorized
          20,000,000 shares; issued and outstanding
          8,353,377 shares at March 31, 1997 and
          8,318,971 shares at December 31, 1996                                         8,353                     8,319
     Additional paid-in capital                                                    28,906,924                28,837,102
     Retained earnings (accumulated deficit)                                          182,332                  (679,824)
     Accumulated translation adjustment                                              (478,400)                   (5,000)
                                                                                 ------------              ------------
          Net stockholders' equity                                                 28,619,209                28,160,597
                                                                                 ------------              ------------
                                                                                 $ 33,841,700              $ 33,869,827
                                                                                 ============              ============




          See accompanying notes to consolidated financial statements

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)


                                                     1997                1996
                                                  ----------          ----------
Revenue                                           $5,448,440          $2,518,557

Cost of goods sold                                 1,985,138             849,031
                                                  ----------          ----------

   Gross profit                                    3,463,302           1,669,526
                                                  ----------          ----------

Operating expenses:
   Research and development                          524,230             244,019
   Sales & marketing                               1,056,590             323,442
   General and administrative                        864,367             373,540
                                                  ----------          ----------

       Total operating expenses                    2,445,187             941,001
                                                  ----------          ----------

       Operating income                            1,018,115             728,525
                                                  ----------          ----------

Other income, net                                    295,635              61,416
                                                  ----------          ----------

       Income before income taxes                  1,313,750             789,941

Provision for income taxes                           451,595             270,193
                                                  ----------          ----------

       Net income                                 $  862,155          $  519,748
                                                  ==========          ==========

Income per share:

       Net income per share                       $     0.10          $     0.09
                                                  ==========          ==========

Weighted average number of
   common and common equivalent
   shares outstanding                              9,070,000           5,957,285
                                                  ==========          ==========




          See accompanying notes to consolidated financial statements        4

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (unaudited)

                                                                     1997             1996
                                                                ------------     ------------
Cash flows from operating activities:
   Net income                                                   $    862,155     $    519,748

   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                  156,545           55,385
   Changes in assets and liabilities:
      Accounts receivable                                           (719,464)         (74,361)
      Inventories                                                     26,331          (83,014)
      Prepaid expenses and other current assets                      (91,749)         (34,672)
      Other assets                                                    42,493         (218,940)
      Accounts payable                                              (195,671)         104,914
      Accrued expenses and other liabilities                        (418,803)         (36,042)
      Income taxes payable                                           357,971         (104,807)
                                                                ------------     ------------

         Net cash provided by operating activities                    19,808          128,211
                                                                ------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment                               (397,679)      (1,571,790)
   Purchase of investments                                        (1,354,653)              --
   Proceeds from sale of investments                               8,345,978               --
                                                                ------------     ------------
         Net cash provided by (used in) investing activities       6,593,646       (1,571,790)
                                                                ------------     ------------

Cash flow from investing activities:
Cash flows from financing activities:
   Proceeds from the exercise of options                              69,755           31,340
   Borrowings from bank                                                   --        1,341,000
   Repayments to bank                                                 (6,904)         (10,715)
   Payments of capital lease obligations                                  --           (9,650)
                                                                ------------     ------------

         Net cash provided by financing activities                    62,851        1,351,975
                                                                ------------     ------------

Effect of exchange rate on cash                                      (53,178)              --
                                                                ------------     ------------

         Net increase (decrease) in cash and
            cash equivalents                                       6,623,127          (91,604)

Cash and cash equivalents at beginning
   of period                                                       3,606,904        1,393,092
                                                                ------------     ------------

Cash and cash equivalents at end
   of period                                                    $ 10,230,031     $  1,301,488
                                                                ============     ============







          See accompanying notes to consolidated financial statements         5

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, which contains financial information for the year ended December 31, 1996.

The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results of these periods are not necessarily indicative of the results to be expected for the full year.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description and Business

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

         Investments

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. At March 31, 1997, the Company has investments in U.S. Treasury securities that are classified in the consolidated balance sheet as short-term (mature in more than 91 days but no more than one year) or long-term (maturities beyond one year). These investments are categorized as held to maturity and are carried at cost as the Company has both the intent and the ability to hold these investments until they mature.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) for raw materials and work in process and the average-cost method for finished goods.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Income Taxes

         Income taxes are accounted for under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enacted date.

         Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

         The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

         Accounting for Stock Options

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles
         Board (APB) Opinion No. 25, "Accounting for Stock Issued to
         Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On
         January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123, also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         Net Income per Share

         Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding each period. The Company's common share equivalents associated with dilutive stock options and warrants are immaterial, and accordingly, primary and fully diluted net income per share are approximately the same.

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       INVENTORIES

                                                                    MAR 31, 1997         DEC 31, 1997
                                                                    ------------         ------------
         Raw materials                                                $1,061,760           $  767,378
         Work in process                                               2,623,592            3,243,766
         Finished goods                                                3,276,450            3,217,774
                                                                      ----------           ----------
                                                                      $6,961,802           $7,228,918
                                                                      ==========           ==========

3.    PROPERTY AND EQUIPMENT

         Land                                                         $  360,000           $  360,000
         Building and improvements                                     1,918,168            1,852,075
         Laboratory equipment                                          2,850,538            2,797,638
         Office furniture, equipment and computers                     1,060,176              975,258
                                                                      ----------           ----------
                                                                       6,188,882            5,984,971
         Less accumulated depreciation                                 1,296,711            1,196,567
                                                                      ----------           ----------
                                                                      $4,892,171           $4,788,404
                                                                      ==========           ==========

4.    NOTES PAYABLE

      Long-term debt at March 31, 1997 and 1996 consists of the following:

                                                                                         MAR 31, 1997   DEC 31, 1996
                                                                                         ------------   ------------
9.4% first mortgage note payable in monthly installments of $6,896,
   including interest, with final payment of $535,178 due April 2006 .................    $  731,716    $  735,155

7.6% second mortgage note payable due June 2016, payable in
   monthly installments of $5,369, including interest ................................       604,249       607,714
                                                                                          ----------    ----------

                                                                                           1,335,965     1,342,869

Less current portion .................................................................        29,120        28,510
                                                                                          ----------    ----------

                                                                                     $    1,306,845     $1,314,359
                                                                                          ==========    ==========

                          BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       SHARES USED IN THE EARNINGS PER SHARE COMPUTATIONS ARE AS FOLLOWS:

                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                     MAR 31, 1997   MAR 31, 1996
                                                     ------------   ------------
Primary:
Weighted average number of common shares             8,341,042        5,857,470
Dilutive effect of stock options and warrants          728,958           99,815
                                                     ---------        ---------
Average common and common equivalent
  shares outstanding                                 9,070,000        5,957,285
                                                     =========        =========

Fully diluted:
Weighted average number of common shares             8,341,042        5,857,470
Dilutive effect of stock optios and warrants           729,166          110,939
                                                     ---------        ---------
Average common and common equivalent
  shares outstanding                                 9,070,208        5,968,409
                                                     =========        =========


6.       FINANCIAL ACCOUNTING STANDARDS, NO. 128

         The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted for financial statements issued for periods ending after December 15, 1997. This statement establishes new, simplified standards for computing and presenting earnings per share. It replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with presentations of basic earnings per share and diluted earnings per share, respectively. When adopted by the Company, basic earnings per share is expected to increase slightly from primary earnings per share and diluted earnings per share is expected to approximate fully diluted earnings per share.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

        On June 5, 1996 BioSource acquired certain assets and assumed selected liabilities of Medgenix Diagnostics, S.A. ("Medgenix"), located in Pleurus, Belgium, related to its in vitro diagnostic business (the "Medgenix Business"). The Medgenix assets consist of certain product lines which are similar to those of the Company, focusing on assay test kits, customer accounts, laboratory and animal facilities, real property leasehold interests and an existing employee base, all of which are used in the Medgenix Business. The acquisition was accounted for as a purchase of assets and assumption of certain liabilities which were acquired by a wholly owned subsidiary of BioSource, BioSource Europe, S.A. BioSource Europe is incorporated under Belgian law with subsidiaries in France, Germany, Italy and the Netherlands.

RESULTS OF OPERATIONS

REVENUE. Revenue for the quarter ended March 31, 1997 increased $2,929,883 or 116% to $5,448,440 from $2,518,557 when compared to the quarter ended March 31,
1996.   BioSource domestic revenue increased $594,983 or 24% to $3,113,540 when compared to the quarter ended March 31, 1996. BioSource Europe revenue totaled $2,334,900 and was the primary factor in the increased revenue for the quarter ended March 31, 1997 as in the quarter ended March 31, 1996 the Company did not report any revenue from BioSource Europe. The primary factor for the increase in domestic revenue were sales of ELISA test kits which increased for the quarter ended March 31, 1997 by 63% when compared to the quarter ended March 31, 1996.

GROSS MARGINS. Gross margins as percentage of revenue, of 63.6% for the quarter ended March 31, 1997 decreased 2.7% when compared to 66.3% for the quarter ended March 31, 1996. The primary factor for the decrease in gross margins is from the lower margins recognized in Europe. BioSource Europe margins for the quarter ended March 31, 1997 were 50.8%. Domestic gross margins for BioSource for the quarter ended March 31, 1997 increased slightly to 67.0% when compared to 66.3% for the quarter ended March 31, 1996. The Company recognized lower margins in Europe as a result of higher costs associated with the manufacturing of RIA (Radioimmunoassay) assays and higher labor and fixed costs when compared to that of the United States.

RESEARCH AND DEVELOPMENT. The Company's research and development expenses were $524,230 for the quarter ended March 31, 1997, an increase of $280,211 or 115%, when compared to $244,019 for the quarter ended March 31, 1996. The increase in expenses is in large part due to the added expenses incurred by BioSource Europe by its Research and Development group which amounted to $235,600 for the quarter ended March 31, 1997. In addition, the Company recognized additional expenses domestically due to the continued development of new Elisa assays for the biotechnology research market.

SALES AND MARKETING. Sales and marketing expenses were $1,056,590 for the quarter ended March 31, 1997, an increase of $733,148 or 227%, when compared to $323,148 for the quarter ended March 31, 1996. For the quarter ended March 31, 1997 the majority of the increase was due to the incremental expenses associated with BioSource Europe which expenses did not exist for the quarter ended March 31, 1996. BioSource Europe sales and marketing expenses for the quarter ended March 31, 1997 were $598,300. The domestic sales and marketing expenses for the quarter ended March 31, 1997 were $458,080, an increase of $134,638 or 41.6%, when compared to $323,442 for the quarter ended March 31, 1996. The increased expenses were in the areas of sales and marketing staff and increased sales promotion expenditures, which include advertising, catalog expenses, mailings and trade show attendance.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $864,367 for the quarter ended March 31, 1997, an increase of $490,827 or 131%, when compared to $373,540 for the quarter ended March 31, 1996. BioSource Europe general and administrative expenses were $429,400 or 87.5% of the total increase in general and administrative expenses for the quarter ended March 31, 1997. Domestically, general and administrative for the quarter ended March 31, 1997 were $434,967, an increase of $61,427 or 16.4%, when compared to $373,540 for the quarter ended March 31, 1996. The increased expenditures were in the areas of employee relocation costs, stockholder related expenditures and increased accruals to the management incentive bonus plan for 1997.

INCOME BEFORE INCOME TAXES. Income before income taxes increased to $1,313,750 for the quarter ended March 31, 1997, an increase of $523,809 or 66.3%, when compared to $789,941 for the quarter ended March 31, 1996. The majority of the increase came from domestic operations in the amount of $1,157,490 for the quarter ended March 31, 1997, an increase of $367,549 or 46.5%, when compared to $789,941 for the quarter ended March 31, 1996. This increase is reflective of the continued increases in revenue of the Company's product lines both
domestically and internationally.    BioSource Europe recognized $156,260 in
income before taxes for the quarter ended March 31, 1997.

PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter ended March 31, 1997 was provided at the effective rate of approximately 34.4% of consolidated pretax earnings when compared to 34.2% for the quarter ended March 31, 1996. U.S. corporate taxes have been reduced to reflect tax benefits of a foreign sales corporation, credits for increased research and development expenditures and early disposition of ISO's (Incentive Stock Options) tax deduction.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997 cash and cash equivalents, short and long term marketable securities were $14,567,280 compared to $14,935,478 at December 31, 1996. Long term marketable securities at March 31, 1997 amounted to $2,667,669 all of which mature in 1998. The Company invests its cash on hand in low risk short term commercial paper and U.S. treasury strips. The Company's policy is to obtain the highest possible return and maintain liquidity in its investments to provide working capital and to have the ability to react to future potential long term investment opportunities in complimentary business, products or technologies.

         The Company generated $19,808 of cash from its operating activities for the three months ended March 31, 1997, a decrease of $108,403, when compared to $128,211 for the three months ended March 31, 1996. The minimal change in cash flow generated from operations is the combination of positive earnings and the negative impact of the stronger dollar at March 31, 1997 when compared to December 31, 1996 on the current assets and liabilities of BioSource Europe.

         Capital expenditures for the three months ended March 31, 1997 amounted to $397,679, a decrease of $1,174,111 when compared to $1,571,790 for the three month ended March 31, 1996. Capital expenditures for the quarter ended March 31, 1996 were greater than normal due to the purchase of the Company's corporate headquarters and manufacturing site located in Camarillo, California. Capital expenditures for the three months ended March 31, 1997 included laboratory and computer equipment for both BioSource Europe and domestic operations. The Company also purchased a fully integrated manufacturing and accounting software package for BioSource Europe which is currently being used for its domestic operations. Management believes this investment will improve reporting and increase efficiencies in manufacturing, customer support and customer service.

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

                                        BIOSOURCE INTERNATIONAL, INC.




                                        By:  Anna Anderson
                                             ------------------------------

                                             Anna Anderson
May  15, 1997                                Vice President and Chief
                                             Financial Officer



                                             James H. Chamberlain
                                             ------------------------------
                                             James H. Chamberlain
May  15, 1997                                President and Chief
Executive Officer