Form 10-Q
period 1997-06-30
BIOSOURCE INTERNATIONAL INC
filed 1997-08-14
CIK 860451

This document consists
                                            of 15 pages, of which
                                        this page is number  1  .


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or  15(d)  of  the
    Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997.
                                   -------------
                               or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from _____________ to_____________
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)
Commission File Number. 000-21930
                        ---------

                  BIOSOURCE INTERNATIONAL, INC.
                  -----------------------------
     (Exact name of registrant as specified in its charter)

Delaware                                               77-0340829
--------                                               ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

820 Flynn Road, Camarillo, California                       93012
-------------------------------------                       -----
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:
                          (805)987-0086

                              None
-----------------------------------------------------------------
 (Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Outstanding at August 11, 1997     8,291,271


<PAGE 2>
                  BIOSOURCE INTERNATIONAL, INC.

                  INDEX TO FINANCIAL STATEMENTS


Item   Description                                          Page


PART I FINANCIAL INFORMATION

1.     Financial Statements

       Consolidated Balance Sheets as of June 30, 1997
           and December 31, 1996 .........................    3

       Consolidated Statements of Operations for the six
           months ended June 30, 1997 and 1996............    4

       Consolidated Statements of Operations for the three
           months ended June 30, 1997 and 1996............    5

       Consolidated Statements of Cash Flows for the six
           months ended June 30, 1997 and 1996............    6

       Notes to Consolidated Financial Statements.........    7-10

2.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations............    11-13

PART II    OTHER INFORMATION

1-6    Other Information, Exhibits and Reports on
           Form 8-K.......................................    14

       SIGNATURES.........................................    15


<PAGE 3>

                     PART I - FINANCIAL INFORMATION
                     ITEM I - FINANCIAL STATEMENTS

                      BIOSOURCE INTERNATIONAL, INC.
                            AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                                               June 30,         December 31,
                                                                                 1997               1996
                                                                             ------------       ------------
                                                                             (unaudited)
                   ASSETS
Current assets:
      Cash and cash equivalents                                              $  3,601,372       $  3,606,904
      Short-term investments, held to maturity                                  9,752,142          5,766,905
      Accounts receivable, net of $39,000
        allowance for doubtful accounts                                         4,513,853          4,286,237
      Inventories                                                               7,124,180          7,228,918
      Prepaid expenses and other current assets                                 1,583,484          1,316,416
      Deferred income taxes                                                       256,996            202,000
                                                                             ------------       ------------
          Total current assets                                                 26,832,027         22,407,380

      Long-term investments, held to maturity                                     816,429          5,561,669
      Property and equipment, net                                               4,726,919          4,788,404
      Other assets                                                                662,849            712,374
      Deferred income taxes                                                       400,000            400,000
                                                                             ------------       ------------
                                                                             $ 33,438,224       $ 33,869,827
                                                                             ============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of notes payable                                    $     29,743       $     28,510
      Accounts payable                                                          1,631,756          1,895,310
      Accrued expenses                                                          1,463,523          2,318,284
      Income taxes payable                                                        177,022             77,767
                                                                             ------------       ------------
           Total current liabilities                                            3,302,044          4,319,871
                                                                             ------------       ------------
Notes payable, less current maturities                                          1,299,172          1,314,359
Deferred income taxes                                                              84,200             75,000

Stockholders' equity:
     Preferred stock, $.001 par value.  Authorized
          1,000,000 shares; none issued                                                --                 --
     Common stock, $0.001 par value.  Authorized
          20,000,000 shares; issued and outstanding
          8,324,113 shares at June 30,1997 and
          8,318,971 shares at December 31,1996                                      8,324              8,319
     Treasury stock                                                              (311,567)                --
     Additional paid-in capital                                                28,932,284         28,837,102
     Retained earnings (accumulated deficit)                                      954,767           (679,824)
     Accumulated translation adjustment                                          (831,000)            (5,000)
                                                                             ------------       ------------
          Net stockholders' equity                                             28,752,808         28,160,597
                                                                             ------------       ------------
                                                                             $ 33,438,224       $ 33,869,827
                                                                             ============       ============


<PAGE 4>

                      BIOSOURCE INTERNATIONAL, INC.
                           AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JUNE 30
                             (UNAUDITED)

                                                            1997                     1996
                                                      ----------               ----------
Revenue                                            $  10,492,856            $   5,781,195

Cost of goods sold                                     3,769,751                1,987,138
                                                      ----------               ----------
     Gross profit                                      6,723,105                3,794,057
                                                      ----------               ----------
Operating expenses:
   Research and development                            1,048,305                  533,503
   Sales & marketing                                   2,073,927                  832,194
   General and administrative                          1,703,698                  816,589
                                                      ----------               ----------
     Total operating expenses                          4,825,930                2,182,286
                                                      ----------               ----------
     Operating income                                  1,897,175                1,611,771
                                                      ----------               ----------
Other income, net                                        480,110                  100,445
                                                      ----------               ----------
     Income before income taxes                        2,377,285                1,712,216

Provision for income taxes                               742,695                  601,567
                                                      ----------               ----------
     Net income                                    $   1,634,590            $   1,110,649
                                                      ==========               ==========
Income per share:

     Net income per share                          $        0.18            $        0.17
                                                      ==========               ==========

Weighted average number of
  common and common equivalent
  shares outstanding                                   9,049,394                6,573,786
                                                      ==========               ==========

See accompanying notes to consolidated financial statements

<PAGE 5>

                      BIOSOURCE INTERNATIONAL, INC.
                            AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30
                              (UNAUDITED)

                                                            1997                     1996
                                                      ----------               ----------
Revenue                                            $   5,044,416            $   3,262,638

Cost of goods sold                                     1,784,613                1,138,107
                                                      ----------               ----------
     Gross profit                                      3,259,803                2,124,531
                                                      ----------               ----------
Operating expenses:
   Research and development                              524,075                  289,484
   Sales & marketing                                   1,017,547                  508,752
   General and administrative                            839,121                  443,050
                                                      ----------               ----------
     Total operating expenses                          2,380,743                1,241,286
                                                      ----------               ----------
     Operating income                                    879,060                  883,245
                                                      ----------               ----------
Other income, net                                        184,475                   39,029
                                                      ----------               ----------
     Income before income taxes                        1,063,535                  922,274

Provision for income taxes                               291,100                  331,374
                                                      ----------               ----------
     Net income                                    $     772,435            $     590,900
                                                      ==========               ==========
Income per share:

     Net income per share                          $        0.09            $        0.09
                                                      ==========               ==========

Weighted average number of
  common and common equivalent
  shares outstanding                                   9,013,329                6,768,656
                                                      ==========               ==========

See accompanying notes to consolidated financial statements

<PAGE 6>

                     BIOSOURCE INTERNATIONAL, INC.
                          AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30
                              (UNAUDITED)
                                                                                     1997                 1996
                                                                             ------------         ------------
Cash flows from operating activities:
   Net income                                                                $  1,634,590         $  1,110,649

   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                               314,254              152,655
      Loss on sale of fixed assets                                                  8,674                   --
      Unrealized exchange loss                                                     64,982                   --
   Changes in assets and liabilities:
      Accounts receivable                                                        (653,133)          (3,171,721)
      Inventories                                                                (301,091)          (3,609,924)
      Prepaid expenses and other current assets                                  (509,928)          (1,501,459)
      Deferred income taxes                                                       (45,800)                  --
      Other assets                                                                173,705            6,628,969
      Accounts payable                                                           (153,697)             715,874
      Accrued expenses and other liabilities                                     (651,938)           1,618,617
      Income taxes payable                                                        113,316                   --
                                                                             ------------         ------------
         Net cash provided by (used in) operating activities                       (6,066)           1,943,660
                                                                             ------------         ------------
Cash flows from investing activities:
   Purchase of property and equipment                                            (518,070)          (3,338,835)
   Purchase of European subsidiary                                                     --           (6,868,000)
   Purchase of investments                                                    (10,853,868)                  --
   Proceeds from sale of investments                                           11,613,871                   --
                                                                             ------------         ------------
         Net cash provided by (used in)
           investing activities                                                   241,933          (10,206,835)
                                                                             ------------         ------------
Cash flows from financing activities:
   Proceeds from the exercise of options                                          100,102              126,659
   Proceeds from the exercise of warrants                                              --               59,365
   Proceeds from issuance of common stock                                              --           19,365,919
   Borrowings from bank                                                                --            1,957,000
   Repayments to bank                                                             (13,954)            (706,348)
   Payments to acquire tresury stock                                             (311,567)                  --
   Payments of capital lease obligations                                               --              (23,000)
                                                                             ------------         ------------
         Net cash provided by (used in) financing activities                     (225,419)          20,779,595
                                                                             ------------         ------------
Effect of exchange rate on cash                                                   (15,980)              80,000
                                                                             ------------         ------------
         Net increase (decrease) in cash and
            cash equivalents                                                       (5,532)          12,596,420

Cash and cash equivalents at beginning
   of period                                                                    3,606,904            1,393,092
                                                                             ------------         ------------
Cash and cash equivalents at end
   of period                                                                 $  3,601,372         $ 13,989,512
                                                                             ============         ============

<PAGE 7>
                  BIOSOURCE INTERNATIONAL, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 1997 and for the six month and three month periods ended June 30, 1997 and 1996 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading.
These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, which contains financial information for the year ended December 31, 1996.

The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results of these periods are not necessarily indicative of the results to be expected for the full year.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation
   ---------------------------

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

   Cash and Cash Equivalents
   -------------------------

   Cash and cash equivalents includes all cash balances and highly liquid investments with an original maturity of three months or less.

   Investments
   -----------

   The Company adopted the provisions of Statement of Financial
   Accounting Standards (SFAS) No. 115, "Accounting for Certain
   Investments in Debt and Equity Securities," as of January 1,
   1994.  At June 30, 1997, the Company has investments in U.S.
   Treasury securities that are classified in the consolidated balance sheet as short-term (mature in more than 91 days but no more than one year) or long-term (maturities beyond one year). These investments are categorized as held to maturity and are carried at cost as the Company has both the intent and the ability to hold these investments until they mature.



<PAGE 8>
                  BIOSOURCE INTERNATIONAL, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Inventories
   -----------

   Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) for raw materials and work in process and the average-cost method for finished goods.

   Property and Equipment
   ----------------------

   Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives which range from three to seven years.
   Leasehold improvements are amortized using the straight-line method over the estimated useful life or the lease term, whichever is shorter.

   License Agreements
   ------------------

   License agreements are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term
   (generally five to ten years). These costs are included with other assets in the accompanying consolidated balance sheet.

   Income Taxes
   ------------

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

   Long Lived Assets
   -----------------

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

   Accounting for Stock Options
   ----------------------------

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

   Net Income per Share
   --------------------

   Net income per share has been computed using the weighted average number of common shares outstanding each quarter.
   The Company's common share equivalents associated with dilutive stock options and warrants are immaterial, and accordingly, primary and fully diluted net income per share are approximately the same.


<PAGE 9>
                  BIOSOURCE INTERNATIONAL, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Inventories

                                      Jun 30, 1997     Dec 31, 1996

   Raw materials...................  $   1,086,966    $     767,378

   Work in process.................      2,503,261        3,243,766

   Finished goods..................      3,533,953        3,217,774
                                     -------------    -------------
                                     $   7,124,180    $   7,228,918
                                    ==============   ==============
3. Property and Equipment

                                      Jun 30, 1997     Dec 31, 1996

   Land............................  $     360,000   $      360,000

   Building and improvements.......      1,915,567        1,852,075

   Machinery and equipment.........      2,815,357        2,797,638

   Office furniture and equipment..      1,062,388          975,258
                                     -------------   --------------
                                         6,153,312        5,984,971
   Less accumulated depreciation
      and amortization                   1,426,393        1,196,567
                                     -------------   --------------
                                     $   4,726,919   $    4,788,404
                                    ==============  ===============

4. Notes Payable

   Long-term debt consists of the following:

                                      Jun 30, 1997    Dec 31, 1996

   9.4% first mortgage note payable
     in monthly installments of
     $6,896, including interest,
     with final payment of $535,178
     due April 2006.................. $    728,197    $    735,155

   7.6% second mortgage note payable
     due June 2016, payable in
     monthly installments of $5,369,
     including interest.............       600,718         607,714
                                      ------------    ------------
                                         1,328,915       1,342,869
   Less current portion.............        29,743          28,510
                                      ------------    ------------
                                      $  1,299,172    $  1,314,359


<PAGE 10>
                  BIOSOURCE INTERNATIONAL, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Shares used in the earnings per share computations are as follows:


                            Three Months Ended              Six Months Ended
                      ------------------------------   ---------------------------
                       June 30, 1997   June 30, 1996   June 30, 1997 June 30, 1996
Primary:
Weighted average
  number of common
  shares                   8,341,610       6,604,656       8,341,280     6,309,556
Dilutive effect of
  stock options and
  warrants                   671,719         164,000         708,114       264,230
                         -----------      ----------      ----------    ----------
Average common and
  common equivalent
  shares outstanding       9,013,329       6,768,656       9,049,394     6,573,786
                         ===========      ==========      ==========    ==========

Fully diluted:
Weighted average
  number of common
  shares                   8,341,610       6,604,656       8,341,280     6,309,556
Dilutive effect of
  stock options and
  warrants                   671,740         164,021         707,252       275,260
                         -----------      ----------      ----------    ----------
Average common and
  common equivalent
  shares outstanding       9,013,350       6,768,677       9,048,532     6,584,816
                         ===========      ==========      ==========    ==========

Fully diluted earnings per share are not separately reported since the effect of dilution is less than three percent.

6.   Statement of Financial Accounting Standards No. 128

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is required to be adopted for financial statements issued for periods ending after December 15, 1997. This statement establishes new, simplified standards for computing and presenting earnings per share. It replaces the traditional presentations of primary earnings per share and fully diluted earnings per share with presentations of basic earnings per share and diluted earnings per share, respectively. When adopted by the Company, basic earnings per share is expected to increase slightly from primary earnings per share and diluted earnings per share is expected to approximate fully diluted earnings per share.

<PAGE 11>
 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with the financial statements and the notes thereto included elsewhere herein.

OVERVIEW

     BioSource International, Inc. ("BioSource") develops, manufactures, markets and distributes products that are widely used in biomedical research and are instrumental in the development of new medical diagnostic methods and pharmaceutical products. The Company's products enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. The Company's products include immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules) and monoclonal and polyclonal antibodies. The Company also develops, manufactures, markets and distributes oligonucleotides and ELISA test kits, and uses recombinant DNA technology to produce cytokines and other proteins. Because the Company's products are currently sold only to the research market, the Company is not subject to regulation by the FDA, and therefore undertakes none of the risks associated with the research and development of new drugs.

     BioSource maintains manufacturing, laboratories and its executive offices in Camarillo, California. The Company manufactures oligonucleotides at its laboratory facilities located in Menlo Park, California.

     BioSource Europe, S.A ("BioSource Europe"), the Company's wholly owned subsidiary is incorporated under Belgian law and maintains manufacturing laboratories and administrative offices in Fleurus, Belgium. BioSource Europe also has wholly owned subsidiaries in France, Germany, Italy and the Netherlands.
On May 31, 1997 BioSource Europe closed down its Italian sales office located in Milan, Italy replacing the direct sales force with a direct distributor.

RESULTS OF OPERATIONS

REVENUE. Revenue for the quarter ended June 30, 1997 increased $1,781,778 or 54.6%% to $5,044,416 from $3,262,638
when compared to the quarter ended June 30, 1996.   Revenue
for the six months ended June 30, 1997 increased $4,711,661 or 81.5% to $10,492,856 from $5,781,195 when compared to the six months ended June 30, 1996. Domestic revenue increased $308,278 (12%) and $903,261 (18%) for the quarter and six
months ended June 30, 1997, respectively.   BioSource Europe
revenue increased $1,473,500 (93%) and $3,808,400 (498%) for the quarter and six months ended June 30, 1997, respectively, when compared to the prior period which reflected only one month's revenue from BioSource Europe.

The increase in consolidated revenue is due to the increased revenue from BioSource Europe for the related periods and the continued increased sales from the Company's ELISA test kits both domestically and internationally. ELISA test kits sales increased 41% and 51% for the quarter and six months ended June 30, 1997, respectively.

<PAGE 12>
GROSS MARGINS. Gross margins as percentage of revenue for the quarter ended June 30, 1997 were 64.6%, a decrease 0.5%, when compared to 65.1% for the quarter ended June 30, 1996. Gross margins for the six months ended June 30, 1997 were 64.1%, a decrease of 1.5%, when compared to 65.6% for the six months ended June 30, 1996. Domestic gross margins for BioSource for the quarter ended June 30, 1997 remained constant at 67.6% when compared to the quarter ended June 30, 1996. BioSource Europe recognized gross margins of 51.5% and 51.8% for the quarter and six months ended June 30,
1997, respectively.   The primary factor for the decrease in
consolidated gross margins is from the lower margins recognized in Europe as compared to the domestic operations. The Company recognized lower margins in Europe due to higher costs associated with the manufacturing of RIA (Radioimmunoassay) assays and higher labor and fixed costs when compared to that of the United States.

RESEARCH AND DEVELOPMENT. The Company's research and development expenses increased $234,591 (81.0%) and $514,802 (96.5%) for the quarter and six months ended June 30, 1996, respectively. Domestic research and development increased $79,691 (33.8%) and $124,302 (25.9%) for the quarter and six months ended June 30, 1997, respectively. Research and development expenses for BioSource Europe amounted to $208,900 and $444,500 for the quarter ended and six months ended June 30, 1997. The major increase in expenses is due to the additional expenses incurred with the acquisition of BioSource Europe expenses. The Company recognized additional expenses domestically due to the continued development of new Elisa assays and other reagents including a quantitative and qualitative ELISA assay kit ViralQuant which is used for the detection of Cytomeglovirus ("CMV"), one of the eight recognized members of the herpes virus family. The CMV kit is the first in a series of molecular diagnostic assays being developed by the Company. This kit can measure the viral load and the state of the CMV infection in transplant and AIDS patients and is useful for clinical research.

SALES AND MARKETING. Sales and marketing expenses increased $508,795 (100.0%) and $1,241,733 (149.2%) for the quarter and six months ended June 30, 1997, respectively. Domestic sales and marketing expenses increased $152,356 (45.8%) and $276,128 (41.4%) for the quarter and six months ended June 30, 1997, respectively. BioSource Europe sales and marketing expenses were $532,500 and $1,130,800 for the quarter and six months ended June 30, 1997, respectively.
The majority of the consolidated sales and marketing expense increase was due to the incremental sales and marketing expenses associated with the acquisition of BioSource Europe. On May 31, 1997 the Italian subsidiary was closed down and replaced by a distributor located in Milan, Italy. The expenses related to the closure were minimal as the most significant portion of the expenses were employee severance payments which under Italian law, are accrued per pay period. Therefore, no significant expenses were associated with the Italian closure. The additional domestic expenses were in the areas of increased marketing staff, travel, sales promotion expenditures, which include advertising, catalog expenses, mailings and trade show attendance.

GENERAL AND ADMINISTRATIVE. General and administrative increased $396,071 (89.4%) and $887,109 (108.6%) for the quarter and six months ended June 30, 1997. Domestically, general and administrative increased $77,083 (22.4%) and $147,901(20.9%) for the quarter and six months ended June
30. 1997. BioSource Europe general and administrative expenses were $412,900 and $842,300 for the quarter and six months ended June 30, 1997, respectively. The domestic increased expenditures were mainly in the areas of added personnel to support the growth of the Company, employee relocation costs, insurance premiums, audit fees and other general business expense.

INCOME BEFORE INCOME TAXES. Income before income taxes increased $141,261 (15.3%) to $1,063,535 and $665,069
(38.8%) to $2,377,285 for the quarter and six months ended June 30, 1997, respectively. The majority of the increase came from domestic operations in the amount of $255,749 and $623,297 for the quarter and six months ended June 30, 1997. BioSource Europe recognized $50,900 and $208,999 in income before taxes for the quarter and six months ended June 30, 1997.

<PAGE 13>
PROVISION FOR INCOME TAXES. The provision for income taxes for the quarter and six months ended June 30, 1997 was provided at the effective rate of approximately 27.4% and 31.2% of consolidated pretax earnings when compared to 35.9% and 35.1% for the quarter and six months ended June 30, 1996. U.S. corporate taxes reflect the tax benefits of a foreign sales corporation, credits for increased research and development expenditures and the California manufacturers tax credit.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997 cash and cash equivalents, short & long term marketable securities were $14,169,943 compared to $14,935,478 at December 31, 1996. Long term marketable securities at June 30, 1997 amounted to $816,429 all of which mature in 1998. The Company invests its cash on hand in low risk short-term commercial paper and U.S. treasury strips. The Company's policy is to obtain the highest possible return, maintain liquidity in its investments, to provide working capital and to have the ability to react to future potential long term investment opportunities in complimentary business, products or technologies.

     The Company expended $6,066 of cash from its operating activities for the six months ended June 30, 1997, a decrease of $1,949,726, when compared to $1,943,660 for the six months ended June 30, 1996. The decrease in cash from operating activities is due to the net changes in current assets and liabilities for the first six months of 1997 in addition to the effect of the strength of the U.S. dollar against the Belgian Franc at June 30, 1997 as compared to December 31, 1996.

     Capital expenditures for the six months ended June 30, 1997 amounted to $518,070, a decrease of $2,820,765 when compared to $3,338,835 for the six months ended June 30,
1996.   Capital expenditures for the six months ended June
30, 1997 included laboratory and computer equipment for both BioSource Europe and domestic operations. The Company also purchased a fully integrated manufacturing and accounting software package for BioSource Europe, which is currently being used for its domestic operations. Management believes this investment will improve reporting, increase efficiencies in manufacturing, customer support and customer service.

     During the first six months of 1997, the Company purchased and retired 43,000 shares of Company common stock at a market value of $311,567 as part of its previous public announcement of implementing a stock repurchase program. In addition, $100,102 was received upon the exercise of stock options for the six months ended June 30, 1997 under the Company's stock incentive plan.

     Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and are encouraged to review the risk factors contained in the Company's annual report on Form 10-K for the year ended December 31, 1996.

<PAGE 14>
                 PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On June 27, 1997 the Proposals below were submitted to a vote of security holders at the Annual Meeting of the Shareholders of BioSource International, Inc.:

Proposal 1. The election of the following persons to serve as directors of BioSource International, Inc., a Delaware corporation, until the next regular Annual Meeting of the Shareholders of BioSource International, Inc. and until their successors have been duly elected and qualified:

                         FOR         AGAINST  ABSTAIN   NON-VOTES
James H. Chamberlain     7,066,632   0        50,024    0
Leonard M. Hendrickson   7,064,400   0        52,256    0
David S. Moffa, Ph.D.    7,067,000   0        49,656    0
Robert D. Weist          7,067,168   0        49,488    0
John R. Overturf, Jr.    7,060,302   0        56,354    0

Proposal 2. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1997:

                         FOR         AGAINST  ABSTAIN   NON-VOTES
                         7,084,815   13,768   18,073    0

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits
        None

(b)    Reports on Form 8-K

        None



<PAGE 15>
                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BIOSOURCE INTERNATIONAL, INC.

                            By:  /s/ Anna Anderson
                                 ---------------------------
                                 Anna Anderson
                                 Vice President and
August  14, 1997                 Chief Financial Officer



                                 /s/ James H. Chamberlain
                                 ---------------------------
                                 James H. Chamberlain
                                 President and
August  14, 1997                 Chief Executive Officer