Form 10-Q
period 1997-09-30
BIOSOURCE INTERNATIONAL INC
filed 1997-11-14
CIK 860451

This document consists
                                            of 15 pages, of which
                                        this page is number  1  .


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997.
                               ------------------

                               or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from ______________ to _______________.

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

Registrant's telephone number, including area code:(805)987-0086

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
Yes  X  No    .
    ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Outstanding at November 11, 1997   8,296,015

<PAGE 2>
                  BIOSOURCE INTERNATIONAL, INC.

                  INDEX TO FINANCIAL STATEMENTS


Item   Description                                          Page


PART I FINANCIAL INFORMATION

1.     Financial Statements

       Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996  ..........................   3

       Consolidated Statements of Operations for the nine
           months ended September 30, 1997 and 1996.........   4

       Consolidated Statements of Operations for the three
           months ended September 30, 1997 and 1996.........   5

       Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1997 and 1996.........   6

       Notes to Consolidated Financial Statements...........   7-10

2.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............    11-13

PART II    OTHER INFORMATION

1-6    Other Information, Exhibits and Reports on
           Form 8-K........................................... 14

       SIGNATURES............................................. 15

<PAGE 3>

           PART I - FINANCIAL INFORMATION
           ITEM I - FINANCIAL STATEMENTS

            BIOSOURCE INTERNATIONAL, INC.
                  AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS

                                                                    September 30,      December 31,
                                                                        1997               1996
                                                                    -------------      ------------
                                                                     (unaudited)
                       ASSETS
Current assets:
      Cash and cash equivalents                                   $     4,379,042   $      3,606,904
      Short-term investments, held to maturity                          9,184,677          5,766,905
      Accounts receivable, net of $55,500
         allowance for doubtful accounts                                4,518,883          4,286,237
      Inventories                                                       7,397,540          7,228,918
      Prepaid expenses and other current assets                         1,548,485          1,316,416
      Deferred income taxes                                               256,996            202,000
                                                                      -----------        -----------
         Total current assets                                          27,285,623         22,407,380

      Long-term investments, held to maturity                             816,429          5,561,669
      Property and equipment, net                                       4,584,065          4,788,404
      Other assets                                                        671,484            712,374
      Deferred income taxes                                               400,000            400,000
                                                                      -----------        -----------
                                                                  $    33,757,601   $     33,869,827
                                                                      ===========        ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of notes payable                         $        29,743   $         28,510
      Current maturities of capital lease obligation                        3,480                 --
      Accounts payable                                                  1,540,460          1,895,310
      Accrued expenses                                                  1,534,935          2,318,284
      Income taxes payable                                                 67,848             77,767
                                                                      -----------        -----------
                            Total current liabilities                   3,176,466          4,319,871
                                                                      -----------        -----------
Notes payable, less current maturities                                  1,291,969          1,314,359
Capital lease obligation, less current maturities                           9,806                 --
Deferred income taxes                                                      84,200             75,000

Stockholders' equity:
     Preferred stock, $.001 par value.  Authorized
          1,000,000 shares; none issued                                        --                 --
     Common stock, $0.001 par value.  Authorized
          20,000,000 shares; issued and outstanding
          8,315,065 shares at September 30,1997 and
          8,318,971 shares at December 31,1996                              8,315              8,319
     Additional paid-in capital                                        29,036,614         28,837,102
     Retained earnings (accumulated deficit)                            1,810,167           (679,824)
     Common stock in treasury, at cost, 109,500 shares
          at September 30, 1997                                          (725,736)                --
     Accumulated translation adjustment                                  (934,200)            (5,000)
                                                                      -----------        -----------
          Net stockholders' equity                                     29,195,160         28,160,597
                                                                      -----------        -----------

                                                                  $    33,757,601   $     33,869,827
                                                                      ===========        ===========

           See accompanying notes to consolidated financial statements

<PAGE 4>
             BIOSOURCE INTERNATIONAL, INC.
                   AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30
                      (UNAUDITED)




                                                               1997                 1996
                                                          --------------       -------------
Revenue                                                  $    15,675,306      $   10,820,724

Cost of goods sold                                             5,639,688           3,875,821
                                                             -----------         -----------
   Gross profit                                               10,035,618           6,944,903
                                                             -----------         -----------
Operating expenses:
   Research and development                                    1,525,811             984,505
   Sales & marketing                                           3,016,994           1,699,434
   General and administrative                                  2,593,877           1,669,503
                                                             -----------         -----------
       Total operating expenses                                7,136,682           4,353,442
                                                             -----------         -----------
       Operating income                                        2,898,936           2,591,461
                                                             -----------         -----------
Other income, net                                                665,140             263,134
                                                             -----------         -----------
       Income before income taxes                              3,564,076           2,854,595

Provision for income taxes                                     1,074,085             937,567
                                                             -----------         -----------

       Net income                                        $     2,489,991      $    1,917,028
                                                             ===========         ===========
Income per share:

       Net income per share                              $          0.28      $         0.27
                                                             ===========         ===========

   Weighted average number of common shares outstanding        9,004,972           7,130,000
                                                             ===========         ===========

           See accompanying notes to consolidated financial statements

<PAGE 5>

             BIOSOURCE INTERNATIONAL, INC.
                   AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30
                      (UNAUDITED)




                                                                1997                 1996
                                                          ---------------        -------------
Revenue                                                  $      5,182,450       $    5,039,529

Cost of goods sold                                              1,869,937            1,888,683
                                                              -----------          -----------
   Gross profit                                                 3,312,513            3,150,846
                                                              -----------          -----------
Operating expenses:
   Research and development                                       477,506              451,002
   Sales & marketing                                              943,067              867,240
   General and administrative                                     890,179              852,913
                                                              -----------          -----------
       Total operating expenses                                 2,310,752            2,171,155
                                                              -----------          -----------
       Operating income                                         1,001,761              979,691
                                                              -----------          -----------
Other income, net                                                 185,030              162,689
                                                              -----------          -----------
       Income before income taxes                               1,186,791            1,142,380

Provision for income taxes                                        331,390              336,000
                                                              -----------          -----------

       Net income                                        $        855,401       $      806,380
                                                              ===========          ===========
Income per share:

       Net income per share                              $           0.10       $         0.10
                                                              ===========          ===========

Weighted average number of common shares outstanding            8,889,485            8,450,000
                                                              ===========          ===========

           See accompanying notes to consolidated financial statements


<PAGE 6>

             BIOSOURCE INTERNATIONAL, INC.
                   AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30
                      (UNAUDITED)
                                                                1997                  1996
                                                          ---------------        --------------
Cash flows from operating activities:
   Net income                                            $      2,489,991       $     1,917,028

   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                               544,590               306,332
      Gain on sale of fixed assets                                 (7,646)                   --
      Unrealized exchange loss                                     41,074                    --
   Changes in assets and liabilities:
      Accounts receivable                                        (621,448)           (2,798,440)
      Inventories                                                (620,870)           (3,811,238)
      Prepaid expenses and other current assets                  (449,387)           (2,134,143)
      Deferred income taxes                                       (45,800)                   --
      Other assets                                                 64,053             6,580,302
      Accounts payable                                           (222,817)              607,694
      Accrued expenses and other liabilities                     (543,431)            1,753,320
      Income taxes payable                                          2,648                    --
                                                             ------------          ------------
Net cash provided by operating activities                         630,957             2,420,855
                                                             ------------          ------------

Cash flows from investing activities:
   Purchase of property and equipment                            (508,808)           (3,395,581)
   Proceeds from sale of fixed assets                              21,546                    --
   Purchase of European subsidiary                                     --            (6,868,000)
   Purchase of investments                                    (16,226,345)                   --
   Proceeds from sale of investments                           17,553,813                    --
                                                             ------------          ------------
Net cash provided by (used in) investing activities               840,206           (10,263,581)
                                                             ------------          ------------

Cash flows from financing activities:
   Proceeds from the exercise of options                          134,744               131,229
   Proceeds from the exercise of warrants                          64,750                59,365
   Proceeds from issuance of common stock                              --            19,315,959
   Borrowings from bank                                                --             1,957,000
   Repayments to bank                                             (21,155)             (714,515)
   Payments to acquire tresury stock                             (725,736)                   --
   Payments of capital lease obligations                           (1,634)              (23,000)
                                                             ------------          ------------
Net cash provided by (used in) financing activities              (549,031)           20,726,038
                                                             ------------          ------------
Effect of exchange rate on cash                                  (149,994)               (7,000)
                                                             ------------          ------------
          Net increase in cash and cash equivalents               772,138            12,876,312

Cash and cash equivalents at beginning
   of period                                                    3,606,904             1,393,092
                                                             ------------          ------------
Cash and cash equivalents at end
   of period                                             $      4,379,042       $    14,269,404
                                                             ============          ============

           See accompanying notes to consolidated financial statements

<PAGE 7>
                  BIOSOURCE INTERNATIONAL, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 1997 and for the nine month and three month periods ended September 30, 1997 and 1996 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K, which contains financial information for the year ended December 31, 1996.

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

   Investments

   The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. At September 30, 1997, the Company has investments in U.S. Treasury securities that are classified in the consolidated balance sheet as short-term (mature in more than 91 days but no more than one year) or long-term (maturities beyond one year). These investments are categorized as held to maturity and are carried at cost as the Company has both the intent and the ability to hold these investments until they mature.


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


<PAGE 9>
                  BIOSOURCE INTERNATIONAL, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Inventories

                                         Sept 30,       Dec 31,
                                           1997           1996
                                     ------------   -----------
Raw materials..................... $    1,020,334 $     767,378
Work in process...................      2,844,929     3,243,766
Finished goods....................      3,532,277     3,217,774
                                      -----------    ----------
                                   $    7,397,540 $   7,228,918
                                      ===========    ==========

3. Property and Equipment

                                        Sept 30,        Dec 31,
                                          1997            1996
                                     -----------    ------------
Land.............................. $     360,000  $      360,000
Building and improvements.........     1,916,682       1,852,075
Machinery and equipment...........     2,811,548       2,797,638
Office furniture and equipment....     1,095,593         975,258
                                     -----------     -----------
                                       6,183,823       5,984,971
   Less accumulated depreciation
      and amortization.........        1,599,758       1,196,567
                                     -----------     -----------
                                   $   4,584,065  $    4,788,404
                                     ===========     ===========

4. Notes Payable

   Long-term debt consists of the following:

                                        Sept 30,     Dec 31,
                                          1997         1996
                                     -----------   -----------

9.4% first mortgage note payable in monthly
installments of $6,896,
including interest, with final
payment of $535,178 due April
2006........................       $     724,594 $     735,155

7.6% second mortgage note payable
due June 2016, payable in monthly
installments of $5,369,
including interest................       597,120       607,714
                                     -----------   -----------
                                       1,321,714     1,342,869
Less current portion..............        29,743        28,510
                                     -----------   -----------
                                   $   1,291,971 $   1,314,359
                                     ===========   ===========

<PAGE 10>
                  BIOSOURCE INTERNATIONAL, INC.
                        AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Shares used in the earnings per share computations are as follows:

                            Three Months Ended                  Nine Months Ended
                            ------------------                  -----------------
                      Sept 30, 1997     Sept 30, 1996      Sept 30, 1997     Sept 30, 1996
                      -------------     -------------      -------------     -------------
Primary:
Weighted average
number of common
shares                     8,305,620        8,312,160         8,353,275        6,982,017

Dilutive effect of
stock options and
warrants                     583,865          137,840           651,697          147,983
                          ----------       ----------        ----------       ----------
Average common and
common equivalent
shares outstanding         8,889,485        8,450,000         9,004,972        7,130,000
                          ==========       ==========        ==========       ==========

Fully diluted:
Weighted average
number of common
shares                     8,305,650        8,312,160         8,353,275        6,982,017

Dilutive effect of
stock options and
warrants                     583,920          138,260           650,331          148,950
                          ----------       ----------        ----------       ----------
Average common and
common equivalent
shares outstanding         8,889,570        8,450,420         9,003,606        7,130,967
                          ==========       ==========        ==========       ==========

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

7.   Financial Accounting Standards, No. 130

   The company will also be subject to Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as revenue, expenses, gains and losses under generally accepted accounting principles are excluded from net income (such as extraordinary and non-recurring gains and losses). SFAS No. 130 requires that items of comprehensive income be classified seperately in the financial statements. The statement also requires that the accumulated balance of comprehensive income items be reported seperately from retained earnings and paid-in capital in the equity section of the balance sheet. Management does not expect that the implementation of SFAS No. 130 will have a material effect on the Company's financial position or results of operations.

8.   Financial Accounting Standards, No. 131

   The Company will be subject to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 is not required in interim financial statements in the initial year of application. SFAS No. 131 requires that financial and descriptive information about operating segments of a company be provided. Generally, financial information will need to be reported on the same basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 will require additional financial disclosure by the Company, but will not have any effect on the Company's financial position or results of operations.

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

     BioSource Europe, S.A. ("BioSource Europe"), the Company's wholly owned subsidiary is incorporated under Belgian law and maintains manufacturing laboratories and administrative offices in Fleurus, Belgium. BioSource Europe also has wholly owned subsidiaries in France, Germany, Italy and the Netherlands. On May 31, 1997 BioSource Europe closed down its Italian sales office located in Milan, Italy replacing the direct sales force with a direct distributor.

Results of Operations

Revenue. Revenue for the quarter ended September 30, 1997 increased $142,921 or 2.84% to $5,182,450 from $5,039,529 when
compared to the quarter ended September 30, 1996.   Revenue for
the nine months ended September 30, 1997 increased $4,854,582 or 44.9% to $15,675,306 from $10,820,724 when compared to the nine months ended September 30, 1996. Domestic revenue increased $429,421 (16.8%) and $1,332,682 (17.6%) for the quarter and nine
months ended September 30, 1997, respectively.   BioSource Europe
revenue decreased for the quarter ended $286,500 (-11.5%) and increased $3,521,900 (108.4%) for the nine months ended September 30, 1997.

Consolidated revenue increased due to the increased sales from domestic operations. The Company increased sales domestically through the continued efforts of increasing sales to both international and domestic customers of its core product lines. Although revenue increased for BioSource Europe in its functional currency, revenue recognized at the consolidated level decreased due to the strengthening of the U.S. dollar in Europe when translated into U.S. dollars from the foreign subsidiaries functional currencies.

<PAGE 12>
Gross margins. Gross margins as percentage of revenue for the quarter ended September 30, 1997 were 63.9%, an increase of 1.4%, when compared to 62.5% for the quarter ended September 30, 1996.
Gross margins for the nine months ended September 30, 1997 were stable at 64.0% when compared to 64.2% for the nine months ended September 30, 1996. Domestic gross margins for BioSource for the quarter ended September 30, 1997 remained relatively flat at 69.1% when compared to 68.8% for the quarter ended September 30, 1996. BioSource Europe recognized gross margins of 49.4% and 50.7% for the quarter and nine months ended September 30, 1997, respectively. The Company recognizes lower margins in Europe due to higher costs associated with the manufacturing of RIA (Radioimmunoassay) assays and higher labor and fixed costs when compared to that of the United States.

Research and development. The Company's research and development expenses increased $26,504 (5.9%) and $541,306 (54.9%) for the quarter and nine months ended September 30, 1996, respectively. Domestic research and development increased $12,844 (5.2%) and $37,146 (18.9%) for the quarter and nine months ended September
30, 1997, respectively. Research and development expenses for BioSource Europe amounted to $216,500 and $661,000 for the quarter ended and nine months ended September 30, 1997. The increase in expenses for the nine months ended September 30, 1997, as compared to the prior period, was mainly due to the incremental expenses associated with the acquisition of BioSource Europe. The company also recognized additional expenses domestically due to the continued development of its core product lines including new Elisa assays and other biomedical research reagents. The Company is also continuing its research and product development efforts in the area of molecular diagnostic assays which include quantitative and qualitative assay test kits.

Sales and marketing. Sales and marketing expenses increased $68,625 (7.9%) and $1,294,553 (75.2%) for the quarter and nine months ended September 30, 1997, respectively. Domestic sales and marketing expenses increased $140,627 (43.1%) and $416,755 (42.0%) for the quarter and nine months ended September 30, 1997, respectively. BioSource Europe sales and marketing expenses were $ 475,898 and $1,606,698 for the quarter and nine months ended September 30, 1997, respectively. The majority of the consolidated sales and marketing expense increase was due to the incremental sales and marketing expenses associated with BioSource Europe for the nine months ended September 30, 1997. For the quarter ended September 30, 1997, BioSource Europe sales and marketing expenses decreased due to the closure of the Italian subsidiary in May 1997 and management's successful efforts in controlling expenses in each of the subsidiaries. Domestic expenses increased in the areas of additional marketing staff, travel, sales promotion expenditures, which include advertising, catalog expenses, mailings and trade show attendance.

General and administrative.  General and administrative increased
$44,468 (5.3%) and $947,381 (57.6%) for the quarter and nine months ended September 30, 1997. Domestically, general and administrative increased $92,159 (21.1%) and $240,059 (21.0%) for the quarter and nine months ended September 30. 1997. BioSource
Europe general and administrative expenses were $359,500 and $1,201,800 for the quarter and nine months ended September 30, 1997, respectively. The majority of the consolidated general and administrative expenses increase for the nine months ended
September 30, 1997 was due to the incremental increase in expenses assosciated with the acquisition of BioSource Europe. For the quarter ended September 30, 1997, BioSource Europe expenses decreased when compared to the quarter ended September 30, 1996, due to decreases in expenses associated with the Italian subsidary closure and decreases in expenses as a result of management's successful efforts of controlling expenses in Germany and France. Domestically, increased expenditures were predominately in the areas of added personnel to support the growth of the Company and the incremental increased expenses associated with being a public company.

Provision for income taxes. The provision for income taxes for the quarter and nine months ended September 30, 1997 was provided at the effective rates of approximately 27.9% and 30.1% of consolidated pretax earnings when compared to 35.9% and 35.1% for the quarter and nine months ended September 30, 1996. U.S. corporate taxes reflect the tax benefits of a foreign sales corporation, credits for increased research and development expenditures and the California manufacturers tax credit.

Net Income. As a result of the above factors, net income increased $49,021 (6.1%) $572,963 and (29.9%) for the three and nine months ended September 30, 1997.

<PAGE 13>
Liquidity and Capital Resources

     At September 30, 1997 cash and cash equivalents, short & long term marketable securities were $14,380,148 compared to $14,935,478 at December 31, 1996. Long term marketable securities at September 30, 1997 amounted to $816,429 all of which mature in 1998. The Company invests its cash on hand in low risk short-term commercial paper and U.S. treasury strips. The Company's policy is to obtain the highest possible return, maintain liquidity in its investments, to provide working capital and to have the ability to react to future potential long term investment opportunities in complimentary business, products or technologies.

     Cash provided by operating activities was $630,957 for the nine months ended September 30, 1997, a decrease of $1,789,898 when compared to $2,420,855 for the nine months ended
September 30, 1996. Cash provided by operating activities for the nine months ended September 30, 1997 resulted primarily from positive operating results.

     Capital expenditures for the nine months ended September 30, 1997 amounted to $508,808, a decrease of $2,886,773 when compared to $3,395,581 for the nine months ended September 30, 1996.
The capital expenditures for the nine months ended September 30, 1996 were abnormally high due to the acquisition of BioSource Europe and equity offering. Capital expenditures for the nine months ended
September 30, 1997 included laboratory and computer equipment for both BioSource Europe and domestic operations. The Company also purchased a fully integrated manufacturing and accounting software package for BioSource Europe, which is the same as that used by its domestic operations. Management believes this investment will improve reporting, increase efficiencies in manufacturing, customer support and customer service.

     During the nine months ended on September 30, 1997, the Company repurchased 109,500 shares of Company common stock at a market value of $725,736. In addition, $134,744 was received upon the exercise of stock options for the nine months ended September 30, 1997 under the Company's stock incentive plan. In addition, $64,750 was received upon the exercise of a warrant for 35,000 shares of common stock.

     Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in the Quarterly Report on Form
10-Q, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and are encouraged to review the risk factors contained in the Company's annual report on Form 10-K for the year ended December 31, 1996.
<PAGE 14>
                   PART II - OTHER INFORMATION


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

                         BIOSOURCE INTERNATIONAL, INC.

                         By: /s/ Anna Anderson
                             --------------------------------
                                 Anna Anderson
November  14, 1997               Vice President and Chief Financial Officer


                             /s/ James H. Chamberlain
                             --------------------------------
                                 James H. Chamberlain
November  14, 1997               President and Chief Executive Officer