Form 10-K
period 1997-12-31
BIOSOURCE INTERNATIONAL INC
filed 1998-03-31
CIK 860451

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                 OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 000-21930

                               ----------------

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

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0086

                               ----------------

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                     NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                        COMMON STOCK, $0.001 PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At March 27, 1998 the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was $47,853,665.

  At March 27, 1998 the registrant had 7,807,481 shares of Common Stock, par value $0.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant's Proxy Statement relating to its 1998 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 11, 12 and 13 of this Annual Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

  BioSource International, Inc. ("BioSource" or the "Company") develops, manufactures, markets and distributes products used worldwide in disease related biomedical research and clinical diagnostics. The core technologies of the Company involve expertise in the fields of immunology and molecular biology. The Company's products include ELISA assay test kits, clinical diagnostic kits, bioactive proteins (cytokines, chemokines, growth factors and adhesion molecules), antibodies, DNA and related products. The Company's products are instrumental in the development of new medical diagnostic methods and pharmaceutical products. The products offered by BioSource enable scientists to study and better understand the biochemistry, immunology and cell biology of the human body. Such examples would include certain diseases such as cancer, aging, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases.

  The Company was originally incorporated as a California corporation in October, 1989, and was reincorporated as a Delaware corporation on May 19, 1993 in connection with the acquisition of TAGO Immunologicals, Inc. ("TAGO"). TAGO developed and manufactured immunological reagents derived from antibodies produced in goats and other animals.

  Since its acquisition of TAGO in May of 1993, BioSource has concentrated on internal development of new products, and currently offers over 1,700 products to more than 2,300 medical laboratories and research centers in universities, government institutions and pharmaceutical and biotechnology companies. In November 1995, BioSource further expanded its product lines by acquiring Keystone Laboratories, Inc. ("Keystone"), enabling it to manufacture oligonucleotides (DNA) both as a new product line and for use in the production of cytokines and its ELISA test kits.

  BioSource formed a wholly-owned subsidiary, BioSource Europe, S.A. ("BioSource Europe") which, on June 5, 1996, acquired certain assets and assumed selected liabilities of Medgenix Diagnostics, S.A. ("Medgenix"), located in Fleurus, Belgium, related to the Medgenix in vitro diagnostic business (the "Medgenix Business"). The Medgenix assets consisted of certain product lines which are similar to those of the Company, focusing on the manufacture, sales and distribution of research and clinical assay test kits, customer accounts, laboratory and animal facilities, real property leasehold interests and an existing employee base, all of which were used in the Medgenix Business. BioSource Europe is incorporated under Belgian law with subsidiaries in France, Germany, Italy and the Netherlands. Since the acquisition, BioSource Europe has continued to manufacture and sell its existing product line, in addition to distributing the BioSource product line to its European customer base and other worldwide locations.

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

  The biomedical research industry is a large and growing segment of the biotechnology industry. The biotechnology industry consists of large and highly capitalized biotechnology and pharmaceutical companies which have concentrated their efforts on the development of human therapeutics and high volume diagnostic tests and smaller specialized biotechnology company's which focus on specific areas of research or product development for FDA approval. BioSource supplies such companies with the tools to assist them in achieving their scientific goals.

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

  Develop Broad Product Lines. The Company offers over 1,700 products in four major product lines in an effort to effectively serve a diverse and fragmented industry. The Company believes that its many and diverse products more fully address the needs of researchers, thereby offering them the ability and convenience of obtaining research products from a single source, which will encourage the researcher to look first to the Company to satisfy their needs.

  Focus on Product Research. The Company's continued success, in part, depends on staying abreast of new trends and technologies in the medical research industry. The Company's business development team uses various methods to address current market trends, current trends in the scientific community and the broader scope of overall biomedical product research. These methods include reviewing trends published in scientific journals, trade show attendance and scientific meetings which discuss new research technologies and collaborations with the scientific community. In addition, the Company's sales force, who have educational backgrounds and have been trained in the biological sciences, discuss and receive immediate feedback from the Company's customer base or potential customers for many of the new products under consideration.

  Commitment to Product Development. During 1997, 1996 and 1995, the Company has invested $2.1 million, $1.4 million and $1.1 million, respectively, in research and development and plans to increase its research and development expenses in the future. The company uses its internal research and development scientists to develop new products in its core product lines of ELISA assays and other biomedical research reagents, both in Camarillo, California and Fleurus, Belgium. The Company employs 15 professionals with Ph.D. degrees in the life sciences. The Company believes it was the first to introduce certain ELISA test kits to measure several different human interleukins (a type of cytokine) that researchers have associated with the immune system function. In 1997, the Company introduced its new product line of molecular assays, which provide a method to both detect and measure viral DNA levels and quantitatively measure the presence of cytokine genes in samples.

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

PRODUCTS

  BioSource has over 1,700 different products in its inventory. The Company groups its products into four principal product lines, DNA (oligonucleotides) and related products, bioactive proteins (cytokines, chemokines, growth factors and adhesion molecules), monoclonal and polyclonal antibodies, ELISA test kits and clinical diagnostic radioimmunoassays (RIA).

  DNA (oligonucliotides) and related products. The acquisition of Keystone expanded the Company's product line to include the manufacture of oligonucleotides as a custom service for investigators doing molecular biology. An oligonucleotide is a synthesized polymer made up of the same building blocks which form DNA. Synthetic oligonucleotides have been used in molecular biology for over twenty years, basically to act as primers and templates for nucleic acid and protein synthesis, and more recently, as the therapeutic agents for the inhibition of either DNA transcription of RNA translation or as a diagnostic agent to identify disease. DNA is used by almost every discipline in biomedical research in both academic and industry areas, including molecular biology and cell biology departments of major universities, and biomedical companies developing gene therapy products.

  In 1997, the Company's product portfolio further expanded with the introduction of the CytoXpress kit line which combine the oligonucleotide and ELISA technologies. These assays quantify mRNA copies of various cytokines in blood, cultered cells or tissues. Products of similar design have been introduced which allow investigators to quantitate the amount of viral DNA present in two specific viruses, cytomegalovirus (CMV) and Epstein-Barr virus
(EBV). Both virus infections create a latent carrier state in humans and create significant risk of morbidity and mortality among immunocompromised patients.

  Bioactive Proteins (Cytokines, Chemokines, Growth Factors and Adhesion Molecules). Through recombinant DNA technology, BioSource has developed a broad offering of these regulatory molecules, which control growth and differentiation of cells. The development of effective immune response involves complex cell-to-cell communications, which are mediated by a group of secreted proteins collectively called cytokines. Many cytokines are being investigated for their ability to activate or suppress host immunity and as such, large scale and highly purified proteins are in demand. Cytokines and other similar growth factors and adhesion molecules are instrumental in the body's defense against cancer, AIDS and other life-threatening disorders.

  Cytokines are small, hormone-like, soluble proteins secreted by activated cells of the immune system. Through their activities, cytokines coordinate and orchestrate the proper functioning of the immune system. Growth factors are proteins that stimulate the multiplication and differentiation of various types of immature precursor cells. Adhesion molecules enable cells to interact for the purpose of cell communication and are involved in such processes as wound healing and tumor metastasis. BioSource has produced not only the human cytokines, but also the equivalent proteins from mice, rats, swine and monkeys.

  Chemokines are specific proteins which regulate the recruitment and activation of leukocytes and other cells at sites of infllammation. Chemokines function by binding to receptors on the surface of affected cells. Tremendous interest in chemokines exists due to recent studies linking chemokines and their receptors to the pathogenesis of HIV, the causative agent of AIDS.

  Antibodies. Antibodies are used as detector systems in the research of normal and abnormal proteins. Antibodies are molecules generated by a particular group of immune cells in response to foreign antigens. They have specific amino acid sequences by virtue of which they interact only with the antigen that induced their synthesis. They are classified according to their mode of action. In vivo, secreted antibodies circulate in the blood and serve as the effects of humoral immunity by searching out and neutralizing or eliminating foreign antigens. Antibodies are also used in in vitro for neutralization studies in bioassay systems. Antibodies are generally produced by injecting a particular antigen into animals (usually goats, chickens, rabbits or mice) which cause the animals immune system to produce an antibody specific to that antigen. The polyclonal or monoclonal antibodies derived from these animals are critical reagents for research and for the development of analytical assays such as ELISA, Inmunohistochemistry and Flow Cytometry.

  The TagoImmunologics (TAGO) product line provides researchers and biotechnology companies with a broad array of secondary antibodies. These are highly purified antibodies raised in goats to another species of antibody. These products are used in the development of analytical signals in various assays such as ELISA. Many other companies use the TAGO products as a component of their kits.

  BioSource internally develops the majority of its own antibodies when it is able to do so. Where the Company perceives a need for a specific antibody that it is unable to produce internally, it licenses from a third party a cell line specific to that antibody (hybridoma cells) which permits the Company to obtain and purify the antibody from the secretions of the hybridoma cell line. In some cases, the Company will purchase bulk antibodies directly.

  ELISA Test Kits. Biosource has developed methodologies for the measurement of cytokines and chemokines in blood or other body fluids. ELISA test kits are a combination of certain cytokines, their antibodies and other chemical reagents, and are used to measure the presence or quantity of a particular bioactive protein in serum, plasma or other biological sample. In a typical ELISA test kit, an antibody is immobilized or "bound" on a microtiter well of the kit's test plate. Quantitation of these proteins has become an integral tool both in research and diagnostic applications as it provides a relatively inexpensive, accurate and rapid method for the evaluation of immune status.

  Kits exist for human, mouse, rat, monkey and swine proteins. The diversity of species is important to allow investigators to establish such measurements in preclinical animal model systems. BioSource offers over 70 types of ELISA kits and is the leader in rat cytokine ELISA kits.

  BioSource Europe produces a line of RIA assays, which are used internationally in clinical laboratories for the measurement of hormones important in growth, reproductive medicine and thyroid disease.

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

  Marketing. BioSource has a comprehensive and integrated marketing program which utilizes advertisements in key journals, direct mail, trade show exhibits, press releases, and other forms of advertisement to provide exposure to potential end users of BioSource products.

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

  Sales. BioSource effects sales to end users through a direct sales force based in the U.S. and Western Europe in addition to a network of international distributors. Domestic sales are made through several field territories with a direct sales representative located in the east, midwest and western parts of the United States. The European sales force is located in Belgium, France, Germany, and Holland. Each representative is responsible for the maintenance of existing accounts as well as the generation of new business. Representatives are paid a base salary and commissions. The commissions are based upon sales growth over previous years' sale levels.

  The Company requires that all field representatives have a degree in a biological science or direct sales experience to biomedical accounts, and either molecular or immunological laboratory research experience. This laboratory experience allows them to understand end user applications and match BioSource product benefits to specific needs. All representatives are required to attend professional selling skills courses and, in most cases, are given supplemental selling skills training each year at the Company's expense. The Company monitors sales performance on a weekly basis in an effort to ensure the quality and quantity of customer contacts.

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

RESEARCH AND DEVELOPMENT

 General

  The Company funds the majority of its own research and development costs.

  Commencing in late 1994, BioSource began to dramatically expand its research and development efforts, and to focus its efforts in the area of molecular biology. The Company's molecular biology group focuses its efforts on cloning and expressing cytokine genes from a variety of species.

  Recent advances in genetic sequencing and molecular biology are enabling novel new methods for rapid diagnosis and monitoring of treatment for human infectious and genetic diseases. Leveraging on the Company's core technology, and the guidance of its Scientific Advisory Board, the Company has developed unique molecular assay kits that may allow it to enter the human diagnostics market. These novel assays, provide the user with a methodology to quantitatively and qualitatively measure various markers in clinically relevant samples.

  The company also continues its research and development for the expansion of its core product lines: ELISA kits, clinical diagnostic kits, bioactive proteins, antibodies, DNA and related products. In addition, the Company monitors its production processes to ensure high levels of quality and maximum economy.

AVAILABILITY OF RAW MATERIALS

  The principal raw materials for the oligonucleotides manufactured by the Company are the nucleotides that comprise DNA which are available from numerous sources. The Company's oligonucleotides are used to produce genes. Genes are then used to manufacture cytokines, which are in turn used to make antibodies. The Company also purchases some cytokines and antibodies from third party suppliers to offer the customer a full array of products.

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

SEASONALITY OF BUSINESS

  The Company typically does not experience material seasonality of sales. However, the Company does experience a slowing of sales in Europe during the summer months and worldwide during the Christmas holidays.

SIGNIFICANT CUSTOMERS

  No single customer accounted for more than 10% of total revenues during the years 1997, 1996 or 1995.

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

  The Company claims "TAGOImmunologicals," "CYTOscreen," "PRIMESCREEN," "ICSCREEN," "CYTOSETS," and "DYNAMIX" as trademarks, although the Company believes such trademarks are of limited importance to its business. The Company has generally sought to protect its interests by treating its technologies and know how as trade secrets and by requiring all employees to execute invention and assignment agreements with the Company, including confidentiality provisions. The Company believes that its processes can only be understood from direct observation and are not ascertainable by examination of the end product. However, there can be no assurance that others will not independently develop the same or similar information, obtain unauthorized access to the Company's proprietary information or misuse information to which the Company has granted access.

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

EMPLOYEES

  As of December 31, 1997, the Company employed 144 individuals including 3 on a part time basis.

FOREIGN AND DOMESTIC OPERATIONS

  The information required by this item is incorporated herein by reference to the financial statements listed in Note 11 in the Notes to Consolidated Financial Statements.

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

  In 1996, the Company renovated the Camarillo facilities to provide for additional ELISA development and manufacturing, marketing and sales offices, and refrigerated storage space for inventory.

  The Company leases facilities in Menlo Park, California, which consist of approximately 1,500 square feet of laboratory space.

  BioSource Europe leases approximately 30,000 square feet of manufacturing, laboratory and office space in Fleurus, Belgium. The lease in Fleurus, Belgium expires on March 31, 1998. In January 1998, the Company entered into a new lease for approximately 30,000 square feet of manufacturing, laboratory and office space located in Nivelles, Belgium which is approximately 20 miles from its current location. The lease term in Nivelles begins on April 1, 1998 and expires on March 31, 2007. BioSource Europe subsidiary sales offices are leased in Ratingen, Germany, Rungis, France, and Amersfoort, Holland.

  The Company believes that its facilities are adequately covered by insurance and will be adequate for its occupancy needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to nor is any of its property subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's security holders during the fourth quarter of the Company's 1997 fiscal year.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

  The Company's Common Stock commenced trading on the NASDAQ National Market on April 29, 1996 under the symbol "BIOI." Prior to that time, the Company's Common Stock traded on the NASDAQ Small Cap Market under the same symbol. The following table sets forth, for the periods indicated, certain high and low bid information of the Common Stock as reported by IDD/Tradeline until December 31, 1997 and certain high and low sale prices of the Common Stock as reported by the NASDAQ National Market beginning April 29, 1996. Prices before April 29, 1996 reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                                             HIGH      LOW
                                                             ----      ---
     YEAR ENDED DECEMBER 31, 1996
       First Quarter........................................ $  7      $4 3/4
       Second Quarter.......................................  13 1/4    5 7/8
       Third Quarter........................................   9 1/2    5 3/4
       Fourth Quarter.......................................   9 1/8     6
                                                             HIGH      LOW
                                                             ----      ---
     YEAR ENDED DECEMBER 31, 1997
       First Quarter........................................ $ 9 1/8   $6 5/8
       Second Quarter.......................................   8 1/8    6 5/8
       Third Quarter........................................   7 1/8    5 5/8
       Fourth Quarter.......................................   7 15/16  4 13/16

  On March 27, 1998 the last reported sales price of the Common Stock as reported on the NASDAQ National Market was $6.56 per share. As of March 27, 1998 there were 630 holders of record of the Common Stock.

                                DIVIDEND POLICY

  The Company has never paid cash dividends on its Common Stock and does not currently anticipate that it will do so in the foreseeable future. The Company plans to retain earnings to finance the Company's operations.

ITEM 6. SELECTED FINANCIAL DATA

                                       SELECTED STATEMENT OF OPERATIONS DATA
                                        FOR THE YEARS ENDED DECEMBER 31,(1)
                                      -----------------------------------------
                                       1997   1996(3)(4)  1995  1994(2)   1993
                                      ------- ---------- ------ -------  ------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Revenue......................... $20,572  $15,913   $8,608 $7,367   $6,113
     Gross profit....................  13,642   10,345    5,612  4,234    3,555
     Net income (loss)...............   3,186    2,767    1,160   (210)     513
     Net income (loss) per share:
       Basic.........................    0.38     0.38     0.20  (0.04)    0.12
       Diluted.......................    0.36     0.35     0.20  (0.04)    0.11
                                      SELECTED BALANCE SHEET DATA AT DECEMBER
                                                       31,(1)
                                      -----------------------------------------
                                       1997      1996     1995   1994     1993
                                      ------- ---------- ------ -------  ------
                                                   (IN THOUSANDS)
     Working capital................. $24,430  $18,088   $4,996 $3,485   $3,518
     Total assets....................  33,157   33,795    7,388  5,968    5,446
     Long-term debt..................   1,292    1,314       64    150       72
     Net stockholders' equity........  28,658   28,161    5,897  4,673    4,252

--------
(1) The data reflects the acquisitions of TAGO, effected on May 19, 1993, and Keystone, effected on November 21, 1995, each of which was accounted for as a pooling of interests.

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

(4) As adjusted to reflect the sale of 2,362,000 shares of Common Stock in connection with the Company's secondary public offering and the application of the net proceeds therefrom.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  BioSource develops, manufactures, markets and distributes products that are widely used in biomedical research and are instrumental in the development of new medical diagnostic methods and pharmaceutical products. The Company's products enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. The Company's products include immunological reagents, including bioactive proteins (cytokines, chemokines, growth factors and adhesion molecules) and monoclonal and polyclonal antibodies. The Company also develops, manufactures, markets and distributes oligonucleotides and ELISA test kits, and uses recombinant DNA technology to produce cytokines and other proteins. Because the Company's products are currently sold only to the research market, the Company is not subject to regulation by the FDA, and therefore undertakes none of the risks associated with the research and development of new drugs.

  BioSource maintains manufacturing, laboratories and its executive offices in Camarillo, California. The Company manufactures oligonucleotides at its laboratory facilities located in Menlo Park, California.

  BioSource Europe, the Company's wholly owned subsidiary, is incorporated under Belgian law and maintains manufacturing laboratories and administrative offices in Fleurus, Belgium. BioSource Europe also has wholly owned subsidiaries in France, Germany, Italy and the Netherlands. On May 31, 1997 BioSource Europe shut down its Italian sales office located in Milan, Italy replacing the direct sales force with a direct distributor.

 Revenue

  Revenue increased $4.7 million during 1997 or 29.6% to $20.6 million from $15.9 million when compared to the year ended December 31, 1996. BioSource domestic revenue increased $1.7 million during 1997 or 17% when compared to $10.0 million for the year ended December 31, 1996. BioSource Europe revenue increased $3 million during 1997, or 50.8%, when compared to $5.9 million for the year ended December 31, 1996. Approximately 37% of the increase in domestic revenue for the year 1997 was attributed to the growth in ELISA immunoassay test kit (Cytoscreen) sales. Sales of BioSource Europe assay kits for the year 1997 amounted to 86.1% of its revenue, which includes both Radioimmunoassays (RIA) and ELISA immunoassays. The remaining revenue was generated by the sales of the BioSource U.S. product line. Revenue for Keystone of $1.1 million for the year 1997, increased 10% when compared to $1.0 million for the year ended 1996.

  Revenue increased $7.3 million during 1996 or 84.9% to $15.9 million from $8.6 million when compared to 1995. Revenue for BioSource Europe from the date of acquistion of June 5, 1996, which was accounted for as a purchase, amounted to $5.9 million for the year ended December 31, 1996, which accounted for 80.9% of the increase in consolidated revenue for the year. Biosource domestic revenue increased $1.4 million during 1996 or 16.2% when compared to domestic revenue of $8.6 million for the year ended December 31, 1995. Approximately 38% of the increase in domestic revenue for 1996 was attributed to the growth in ELISA immunoassay test kit (Cytoscreen) sales. Sales of assay test kits, which includes Radioimmunoassasy (RIA) and ELISA immunoassays, by BioSource Europe for the year 1996 amounted to 100% of its revenue. Revenue for Keystone of $1.0 million for 1996, increased slightly when compared to $976,744 for 1995. While the quantity of oligonucleotides manufactured has nearly doubled, pricing in this market has decreased by 50% or more causing the revenue to remain relatively flat during 1996.

 Gross margins

  Gross margins as a percentage of revenue for fiscal 1997 were 66.3%, an increase of 1.3%, when compared to 65% for fiscal 1996. Domestic gross margins were 69% in 1997 and 1996. The Company continually examines ways to control costs while optimizing production and inventory levels. BioSource Europe margins for fiscal 1997 were 54% a decrease of 1.5% when compared to 56.6% for 1996. BioSourse Europe recognizes lower margins due to the higher costs associated with the manufacturing of RIA kit assays and higher labor and fixed costs when compared to that of the United States.

  Gross margins as a percentage of revenue, of 65% for fiscal 1996 remained relatively unchanged when compared to 65.2% for fiscal 1995. The primary factor for this was the inclusion of BioSource Europe. BioSource Europe margins for fiscal 1996 were 56.5%. The lower margins in Europe are a result of higher costs associated with the RIA assays components, and higher labor and fixed costs when compared to that of the U.S. Domestic margins for BioSource for fiscal 1996 of 69% increased by 3.8% when compared to 65.2% for fiscal 1995. This increase was primarily a result of increased margins in the ELlSA kits and antibody manufacturing due to efficiencies in production from increasing production volumes and the expansion of in-house production of products versus out-sourcing, thereby lowering costs.

 Research and Development

  The Company's research and development expenses were $2.1 million for 1997, an increase of $656,766, or 46.2% when compared to $1.4 million for 1996. A majority of the increase was due to the incremental expenses associated with the acquisition of Biosource Europe. The Company also recognized additional expenses domestically due to the continued development of its core product lines including new ELISA assays and other biomedical research reagents. The Company is also continuing its research and product development efforts in the area of molecular assays which include quantitative and qualitative assay kits.

  The Company's research and development expenses were $1.4 million for 1996, an increase of $347,182, or 32.3% when compared to $1.1 million for 1995. The increase in expenses was primarily due to the continued increased expenses relating to the development of new products, including new and improved assay test kits, antibodies, proteins and other related products. In fiscal 1996, 14 new cytokine kits were introduced and 14 bioactive proteins, including 4 novel cytokines. Included in the increased expenditures for fiscal 1996 was BioSource Europe research and development expenses of $614,667. The Company will continue to focus on the development of new and unique assay test kits, in addition to other related biomedical research and diagnostic products.

 Sales and marketing

  Sales and marketing expenses were $4.0 million for 1997, an increase of $1.2 million, or 46.4% as compared to $2.8 million for 1996. For fiscal 1997, the major increase in sales and marketing expenses is attributed to the incremental expenditures related to BioSource Europe. Domestically, the increased expenses were in the areas of additional sales marketing staff, sales promotion expenditures, which include advertising, catalog expenses, mailings and trade show attendance. In May 1997, management made the decision to close the Italian subsidiary of BioSource Europe and sell through a direct distributor in the Italian market. This resulted in a lowering of marketing expenses for BioSource Europe for the remainder of 1997 due to the savings of expenses associated with the Italian sales office and sales staff.

  Sales and marketing expenses were $2.8 million for 1996, an increase of $1.5 million, or 114%, as compared to $1.3 million for 1995. For fiscal 1996, the majority of the increase was due to the incremental expenses related to BioSource Europe. BioSource Europe and its subsidiaries, located in strategic locations in Western Europe, includes 11 full-time sales representatives and a network of distributors throughout the world. With this increased customer base the Company is in a position to more effectively penetrate the biomedical research market and gain direct access to customers in Western Europe. Domestically, the increased expenses related to added personnel and expenses relating to increased advertising and trade show attendance.

 General and administrative

  General and administrative expenses were $3.6 million for 1997, an increase of $880,210, or 32.6% as compared to $2.7 million for 1996. The majority of the increase relates to the incremental expenses associated with BioSource Europe. Management continues to monitor and control expenses in Europe, of which an example would include the closure of the Italian sales office in early 1997, while moving the sales stream to an Italian distributor which offset the expenses. Domestically, general and administrative expenses increases were predominately in the areas of added personnel and related expenses which were required to support the growth of the Company.

  General and administrative expenses were $2.7 million for 1996, an increase of $1.1 million, or 65.4%, as compared to $1.6 million for 1995. The primary increase in general and administrative expenditures related to the additional expenses relating to BioSource Europe. The Company made a strategic effort to keep costs associated with BioSource Europe under control and on budget post acquisition. Domestically, the Company's general and administrative expenses for fiscal 1996 of $1.7 million, remained relatively unchanged, when compared to $1.6 million for fiscal 1995.

 Provision for income taxes

  The provision for income taxes for fiscal 1997 were provided at the effective tax rate of 31% of consolidated pretax earnings. Federal taxes reflect the reduction in the effective tax rate from the benefit of a foreign sales corporation. In addition, federal and state income taxes have been reduced due to the tax benefits of increasing research and development expenses. State taxes reflect the tax reduction due to the California manufacturers tax credit for increasing capital expenditures in the area of biotechnology. Foreign income taxes rates have been provided for at 28% of pretax earnings from the Company's Belgium and German operations, partially offset by a tax benefit as a result of losses in France and Italy.

  The provision for income taxes for fiscal 1996 were provided at the effective tax rate of approximately 20% of consolidated pretax earnings. Income taxes were reduced to reflect the reduction of $607,000 in the valuation allowance. Management reviewed the recoverability of deferred income tax assets and determined that it is more likely than not that the deferred tax asset will be fully realized through future taxable earnings in the United States. Federal income taxes have been reduced as a result of tax exempt interest income and the benefit of the foreign sales corporation, established in September, 1996. Federal and state income taxes have been reduced to reflect credits for increasing research and development expenditures.

  The provision for income taxes for fiscal 1995 were provided at the effective tax rate of 28% of consolidated pretax earnings. Federal income taxes were reduced as a result of recognition of net operating loss carryforwards. Both federal and state income taxes were reduced to reflect credits for increasing research and development expenditures.

YEAR 2000

  The Company has developed a plan to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements which are expected to be completed in 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company's current ratio was 8.6 to 1 compared to
5.2 to 1 at December 31, 1996. Cash generated from operating activities decreased to $1.8 million as compared to $2.0 million for 1996. At December 31, 1997 cash, cash equivalents, short and long term investments in marketable securities amounted to $14.4 million as compared to $14.9 million at December 31, 1996. The Company invests its cash on hand in low risk short and long term commercial paper and U.S. treasury strips. The Company's policy is to maintain liquidity in its investments to provide working capital and have the ability to react to future potential long term investment opportunities in complementary business, products or technologies.

  Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations.

 Cash flows from operating activities

  The Company generated $1.8 million, $2.0 million and $853,000 in cash from operations in fiscal 1997, 1996 and 1995, respectively. The majority of cash generated from operating activities in all three years resulted from an increase in net earnings after adjustment for noncash expenses, partially offset by increases in total current assets and the increase or decrease in current liabilities from year to year.

 Cash flows from investing activities

  Capital expenditures were $659,000, $2.3 million and $212,000 in fiscal 1997, 1996 and 1995, respectively. Included in fiscal 1996 was the purchase of the Company's corporate headquarters and manufacturing facilities located in Camarillo, California. Capital expenditures in fiscal 1996 also included $412,000 of building improvements in the Camarillo headquarters of additional laboratory, sales and marketing offices. The remaining capital additions in fiscal 1997, 1996 and 1995 were for laboratory, manufacturing and computer equipment. Total capital additions for equipment and leasehold improvements planned for fiscal 1998 are expected to be approximately $650,000. All capital additions are expected to be financed through currently available cash, cash generated from operations and maturities of short-term investments.

  The Company invested $23.0 million and $20.0 million to purchase short-term investments in fiscal 1997 and 1996, respectively. Maturities of short-term investments were $29.4 million and $8.6 million for fiscal 1997 and 1996, respectively. The Company's policy is to obtain the highest possible return, maintain liquidity in its investments, provide working capital and have the ability to react to future potential long term investment opportunities in complimentary business, products or technologies.

 Cash flow from financing activities

  The Company received $212,000, $200,000 and $64,000 for the exercise of options and warrants for 112,044, 111,665 and 32,278 shares of common stock in fiscal 1997, 1996 and 1995, respectively.

  In April 1997, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its outstanding common stock at market price. In December 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 additional shares of the outstanding common stock at market price. As of December 31, 1997 the Company had purchased 283,300 shares of Company common stock for $1.7 million.

  Repayments to banks were in the amounts of $29,000, $721,000 and $188,000 for fiscal 1997, 1996 and 1995, respectively. Payments of capital lease obligations were made in the amounts of $2,000, $23,000 and $36,000 for fiscal 1997, 1996 and 1995, respectively.

  The Company has never paid dividends and has no plans to do so in fiscal 1998. The Company's earnings will be retained for reinvestment in the business.

                                 RISK FACTORS

  An investment in shares of Common Stock of the Company involves a high degree of risk. Many of the matters discussed in this Report are forward-looking statements that inherently involve risks and uncertainties. Factors associated with such forward-looking statements which could cause actual results to differ materially from those projected in the statements appear below. In addition to the other information contained in this Report, prospective investors should carefully consider the following risk factors and cautionary statements before purchasing any shares of Common Stock of the Company.

  GROWTH STRATEGY AND EXPANSION. The Company has and will continue to seek to increase sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new business. The Company's historical revenue growth is primarily attributable to the Company's acquisitions and new product development and, to a lesser extent, to increase revenues from the Company's existing products. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including (i) the ability to internally develop new products, (ii) the ability to make profitable acquisitions, (iii) the integration of new facilities into existing operations, (iv) the hiring, training and retention of qualified personnel, (v) the establishment of new relationships or expansion of existing relationships with suppliers, (vi) the identification and lease of suitable premises on competitive terms and (vii) the availability of capital. In addition, the implementation of the Company's growth strategy will place significant strain on the Company's administrative, operational and financial resources and increased demands on its systems and controls. The Company's ability to manage its growth successfully will require it to continue to improve and expand such systems and controls. If the Company's management is unable to manage growth effectively, the Company's operating results could be adversely affected. In addition, the Company competes for acquisition and expansion opportunities with companies which have significantly greater financial and management resources than those of the Company. There can be no assurance that suitable acquisition or investment opportunities will be identified, that any such transaction can be consummated, or that, if acquired, such new business can be integrated successfully and profitably into the Company's operations. Moreover, there can be no assurance that the Company's historic rate of growth will continue to successfully expand, or that growth or expansion will result in profitability.

  NEW PRODUCT DEVELOPMENT; GOVERNMENT REGULATION. The Company anticipates that in addition to its currently planned research and development expenses, it will spend additional significant amounts during fiscal 1998 and 1999 to fund research and development of certain technologies related to the area of molecular diagnostics. This effort will be directed towards the development of medical products which will be used to detect or diagnose disease at a molecular level. See "Item 1--Research and Development." There can be no assurance that any such diagnostic products will be successfully developed or that if developed, will be commercially successful. Unlike the Company's current products, which are offered exclusively for research uses, such new products would be offered for the detection of diseases in human and animals. Prior to any such use, the Company will be required to have such products approved by the FDA following extensive clinical trials, Management believes that it may invest up to $1 million in these products which should be sufficient to cover the development of these products and necessary clinical trials; however, there can be no assurance that this level of investment will be sufficient. Furthermore, the Company's investment will be made with no assurance that development efforts or clinical trials will be successful, or that the FDA will approve such products. In the event that the Company is unable to develop a commercialized product from its research and development efforts, or the FDA does not permit the Company to manufacture and sell such products, or the Company is unable or unwilling to allocate amounts beyond the $1 million investment, the Company could lose its entire investment in products.

  COMPETITION. The Company is engaged in a segment of the health care products industry that is highly competitive. Competitors in the United States and elsewhere are numerous and include major pharmaceutical, chemical and biotechnology companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than the Company. These companies may succeed in developing products competitive with those of the Company that are more effective than any that have been or may be developed by the Company and may also be more successful than the Company in producing and marketing their products. See "Item 1--Competition."

  INTERNATIONAL SALES. International sales accounted for approximately 64% and 57% of the Company's revenues in 1997 and 1996, respectively. The Company believes that there is large demand for its products internationally and is aggressively pursuing such sales. While the Company expects that international sales will increase as a percentage of revenue in future periods, particularly as a result of the acquisition of Medgenix Business, the Company may not be successful in expanding its international sales. The products of the Company may not continue to meet with the same market acceptance as they currently receive, other competitive products may be more attractive to international customers and the cost of selling the Company's products overseas may result in a competitive disadvantage. In addition, international sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. The Company continues to depend on third party distributors for a material portion of its international sales. Certain of the Company's third party distributors may also act as reseller for competitors of the Company and could devote greater effort and resources to marketing competitive products. The loss of, or other significant reduction in sales to, certain of these third party distributors could have a material adverse effect on the Company's business and results of operations.

  A large portion of the Company's international sales are invoiced in non-Belgian currencies through the subsidiaries of BioSource Europe which are primarily German and French. The Company's gross margins from international sales, may, therefore, be materially adversely affected by significant exchange rate fluctuations between the Belgian franc and these other currencies. In addition, because international sales are not made in U.S. dollars, currency exchange rate fluctuations could materially impact the Company's results of operations.

Although the Company may be able to hedge against all or a portion of these currency exchange rate exposures, the Company does not currently have plans to do so and, if the Company chooses to do so, there can be no assurance that the Company will be able to do so successfully.

  DEPENDENCE ON KEY MANAGEMENT. The Company's success will continue to depend to a significant extent on the members of its management and scientific staff, particularly its Chief Executive Officer, James H. Chamberlain. The Company has an employment contract with Mr. Chamberlain, which expires at the end of 1998. The Company maintains "key man" life insurance on Mr. Chamberlain in the amount of $1 million, of which the Company is the sole beneficiary but there can be no ASSURANCE that the proceeds will be sufficient to offset the loss to the Company in the event of his death. The Company does not maintain any insurance on the lives of its other senior management or scientific staff. As the Company continues to grow, it will continue to hire, appoint or otherwise change senior management and members of its scientific staff. There can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of Mr. Chamberlain, or any key could have a material adverse effect upon the Company's business. See "Part III."

  VOLATILITY OF STOCK PRICE. Until April 29th 1996, the Company's Common Stock was quoted on the NASDAQ small Cap Market, and there was substantial volatility in the market price of such Common Stock. The trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry, recommendations by securities industry analysts and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of the common stock of many technology companies in particular and which have at times been related to operating performance of the specific companies whose stock is affected. In addition, in the past the Company has not experienced significant trading volume in its Common Stock, has not been actively followed by stock market analysts and has had limited market-making support from broker-dealers. If market-making support does not continue at present or greater levels and/or the Company does not continue to receive analyst coverage, the average trading volume in the Company's Common Stock may not increase or even sustain its current levels, in which case, there can be no assurance that an adequate trading market will exist to sell large positions in the Company's Common Stock. See "Part 11--Price Range of Common Stock."

  POTENTIAL ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without any further vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse affect on the market value of the Common Stock. Although the Company has no present intention to issue any shares of its Preferred Stock. There can be no assurance that the Company will not do so in the future. These provisions, as well as other provisions contained in the Company's Certificate of Incorporation, also may have the effect of discouraging, delaying or preventing a change in control of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGE
                                                                          -----
Report of KPMG Peat Marwick LLP, Independent Auditors....................   F-1
Consolidated Balance Sheets at December 31, 1997 and 1996................   F-2
Consolidated Statements of Operations for the Years Ended December 31,
 1997, 1996 and 1995.....................................................   F-3
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1997, 1996 and 1995........................................   F-4
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1996 and 1995.....................................................  F5-6
Notes to Consolidated Financial Statements for the Years Ended December
 31, 1997, 1996 and 1995................................................. F7-16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors of the Company is incorporated by reference to the section entitled "Election Of Directors" in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997.

  The current directors, executive officers and key employees of the Company are as follows:

                  NAME                AGE               POSITION
                  ----                ---               --------
   James H. Chamberlain..............  50 Chairman of the Board, President and
                                           Chief Executive Officer
   Anna M. Anderson..................  42 Chief Financial Officer, Executive
                                           Vice President--Finance
   Gus E. Davis......................  50 Chief Operating Officer, Executive
                                           Vice President--Sales and Marketing
   Leonard M. Hendrickson*...........  50 Director
   David J. Moffa, Ph.D.*............  55 Director
   John R. Overturf, Jr.**...........  37 Director
   Robert D. Weist .**...............  58 Director
   Key Employees
   Richard O. Buford.................  50 Vice President--Human Resources
   Cirilo D. Cabradilla, Jr., Ph.D. .  50 Vice President--Molecular Biology
   Kevin J. Reagan, Ph.D. ...........  46 Vice President--Immunology Products
   Edward Sapp, Jr. .................  54 General Manager--BioSource Europe,
                                          S.A.

--------
 * Member of the Compensation Committee

** Member of the Audit Committee

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

  ANNA M. ANDERSON became Executive Vice President--Finance and Chief Financial Officer of the Company in 1994 and has served as corporate controller and Chief Accounting Officer of the Company and its predecessor, BioSource Industries, Inc., since June 1991. From January 1984 to May 1991, Ms. Anderson was the Tax and Accounting Manager for El Camino Management Company, a private investment management company. From 1978 to 1984, Ms. Anderson was employed as tax and audit staff with Mulford and Tignino Accountancy Corporation, Brickman & Brickman, Certified Public Accountants and Temkin, Zisken, Kahn and Matzner, Certified Public Accountants. Ms. Anderson is a Certified Public Accountant and holds a Bachelor of Science degree in Business Administration from California State University, Northridge.

  GUS E. DAVIS became Executive Vice President--Sales and Marketing and Chief Operating Officer of the Company in June 1995. From February 1994 to June 1995, Mr. Davis served as Vice President of Sales and Marketing of the Company. Prior to that time, since February 1993, Mr. Davis was employed as Vice President of Sales and Marketing at Genosis BioTechnology, a company engaged in the manufacturing of oligonucleotides. From January 1983 to January 1993, Mr. Davis was employed as the Midwestern Area Manager for Pharmacia BioTechnology, a company involved in the sale of reagents and capital equipment used to purify samples. Mr. Davis received his Bachelor of Science and Masters degree in Biology and Chemistry from Sam Houston State University.

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

  JOHN R. OVERTURF, JR. has been a Director of the Company since September 1993. Mr. Overturf serves: as the President of R.O.I., Inc., a private investment company, a position he has held since July 1993; and as President of the Combined Penny Stock Fund, Inc., a closed-end stock market fund, a position he has held since September 1996. From September 1993 until September 1996, Mr. Overturf served as Vice-President of the Rockies Fund, Inc., a closed-end stock market fund From June 1984 until February 1992, Mr. Overturf served as Vice President of Colorado National Bank. Mr. Overturf holds a Bachelor of Science degree in Finance from the University of Northern Colorado.

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

  RICHARD O. BUFORD became Vice President of Human Resources of the Company in February 1993. From 1989 to 1992, Mr. Buford served as Vice President of Operations for The Office Mart, a California regional commercial furniture and office supply distributor. From 1978 to 1989, MR. Buford held various operational and administrative management positions with Schwabacher/Frey, and office supply distribution unit of Hanson Industries, most recently as Director of Finance & Administration from 1984-1989. Mr. Buford received a Bachelors of Arts and a Masters degree in English from the University of California at Santa Barbara.

  CIRILO D. CABRADILLA, JR., PH.D. became President of the Keystone subsidiary in November 1995. From 1992 to 1995, Dr. Cabradilla served as President of Keystone Laboratory, Inc.. Prior to that time, from 1988 to 1992, Dr. Cabradilla was Vice President, Product Development, of Vascor, a pharmaceutical company. Dr. Cabradilla received a Bachelor of Science and a Ph.D. degree in Biochemistry from the University of California Davis.

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

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to executive compensation is contained in the Company's Proxy Statement for its 1997 Annual Stockholders meeting and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to security ownership of directors and executive officers and certain beneficial owners is contained in the Company's Proxy Statement for its 1997 Annual Stockholders meeting is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information relating to certain transactions is contained in the Company's Proxy Statement for its 1997 Annual Stockholders meeting is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) The financial statements listed below are included as part of this report:

    Independent Auditor's Report

    Consolidated Balance Sheets--December 31, 1997 and 1996

    Consolidated Statements of Operations--Years ended December 31, 1997, 1996, and 1995

    Consolidated Statements of Stockholders' Equity--Years ended December 31, 1997, 1996, and 1995

    Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996, and 1995

    Notes to Consolidated Financial Statements

  (a)(2) The following schedule supporting the financial statements of the Company is included herein:

    Schedule II--Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

  (a)(3) Exhibits

    See Exhibit Index immediately following signature page.

  (b) Reports on Form 8-K:

    No report on Form 8-K was filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1998                               /s/ Anna Anderson
                                          By: _________________________________
                                                      Anna Anderson
                                                 Chief Financial Officer

Date: March 31, 1998                           /s/ James H. Chamberlain
                                          By: _________________________________
                                                  James H. Chamberlain
                                                 Chairman of the Board,
                                              President and Chief Executive
                                                         Officer

  In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

   /s/ Leonard M. Hendrickson        Director                      March 31, 1998
____________________________________
       Leonard M. Hendrickson

   /s/ David J. Moffa, Ph.D.         Director                      March 31, 1998
____________________________________
       David J. Moffa, Ph.D.

   /s/ John R. Overturf, Jr.         Director                      March 31, 1998
____________________________________
       John R. Overturf, Jr.

      /s/ Robert D. Weist            Director                      March 31, 1998
____________________________________
          Robert D. Weist

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
BioSource International, Inc.:

  We have audited the accompanying consolidated balance sheets of BioSource International, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSource International, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

Los Angeles, California
February 20, 1998

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                         1997         1996
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.......................... $ 9,477,453  $ 3,606,904
  Short-term investments.............................   4,968,684    5,766,905
  Accounts receivable, less allowance for doubtful
   accounts of $203,000 in 1997 and $49,000 in 1996..   3,459,482    4,286,237
  Inventories (note 3)...............................   7,883,402    7,228,918
  Prepaid expenses and other current assets..........   1,599,353    1,316,416
  Deferred income taxes (note 9).....................     248,000      202,000
                                                      -----------  -----------
    Total current assets.............................  27,636,374   22,407,380
Investments..........................................         --     5,561,669
Property and equipment, net (note 4).................   4,560,113    4,788,404
Other assets.........................................     737,583      712,374
Deferred income taxes (note 9).......................     223,000      325,000
                                                      -----------  -----------
                                                      $33,157,070   33,794,827
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of notes payable (note 5)....... $    34,511  $    28,510
  Accounts payable...................................   1,446,332    1,895,310
  Accrued expenses...................................   1,472,661    2,318,284
  Income taxes payable...............................     252,846       77,767
                                                      -----------  -----------
    Total current liabilities........................   3,206,350    4,319,871
                                                      -----------  -----------
Notes payable, less current maturities (note 5)......   1,292,414    1,314,359
Commitments and contingencies (notes 5 and 12)
Stockholders' equity (notes 6, 7 and 8):
  Preferred stock, $.001 par value. Authorized
   1,000,000 shares; none issued or outstanding......         --           --
  Common stock, $.001 par value. Authorized
   20,000,000 shares; issued 8,431,015 shares in 1997
   and 8,318,971 shares in 1996......................       8,431        8,319
  Additional paid-in capital.........................  29,048,905   28,837,102
  Retained earnings (accumulated deficit)............   2,506,539     (679,824)
  Treasury stock at cost, 283,300 shares in 1997.....  (1,744,469)         --
  Cumulative translation adjustment..................  (1,161,100)      (5,000)
                                                      -----------  -----------
    Total stockholders' equity.......................  28,658,306   28,160,597
                                                      -----------  -----------
                                                      $33,157,070  $33,794,827
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                            1997         1996         1995
                                         -----------  -----------  ----------
Revenue................................. $20,571,835  $15,913,274  $8,608,447
Cost of goods sold......................   6,930,131    5,567,989   2,996,103
                                         -----------  -----------  ----------
    Gross profit........................  13,641,704   10,345,285   5,612,344
                                         -----------  -----------  ----------
Operating expenses:
  Research and development..............   2,077,681    1,420,915   1,073,733
  Sales and marketing...................   4,043,077    2,761,601   1,289,939
  General and administrative............   3,582,687    2,702,477   1,633,649
                                         -----------  -----------  ----------
    Total operating expenses............   9,703,445    6,884,993   3,997,321
                                         -----------  -----------  ----------
    Operating income....................   3,938,259    3,460,292   1,615,023
                                         -----------  -----------  ----------
Other income (expense):
  Interest expense......................    (136,394)     (97,455)    (26,301)
  Interest income.......................     763,800      372,129      32,837
  Other.................................      80,698     (271,768)    (10,180)
                                         -----------  -----------  ----------
    Total other income (expense)........     708,104        2,906      (3,644)
                                         -----------  -----------  ----------
    Income before income taxes..........   4,646,363    3,463,198   1,611,379
Provision for income taxes (note 9).....   1,460,000      696,000     451,000
                                         -----------  -----------  ----------
    Net income.......................... $ 3,186,363   $2,767,198  $1,160,379
                                         ===========  ===========  ==========
Net income per share:
  Basic................................. $       .38         $.38        $.20
  Diluted...............................         .36          .35         .20
                                         ===========  ===========  ==========
Weighted average number of shares
 outstanding:
  Basic.................................   8,317,995    7,271,848   5,826,962
  Diluted...............................   8,965,165    8,008,485   5,945,900
                                         ===========  ===========  ==========


          See accompanying notes to consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                            COMMON STOCK                RETAINED      TREASURY STOCK
                          ---------------- ADDITIONAL   EARNINGS   ---------------------  CUMULATIVE        NET
                          NUMBER OF         PAID-IN   (ACCUMULATED NUMBER OF              TRANSLATION  STOCKHOLDERS'
                           SHARES   AMOUNT  CAPITAL     DEFICIT)    SHARES     AMOUNT     ADJUSTMENT      EQUITY
                          --------- ------ ---------- ------------ --------- -----------  -----------  -------------
Balance at December 31,
 1994...................  5,813,028 $5,813  9,274,477  (4,607,401)      --   $       --          --      4,672,889
Exercise of stock
 options................     32,278     32     64,007         --        --           --          --         64,039
Net income..............        --     --         --    1,160,379       --           --          --      1,160,379
                          --------- ------ ----------  ----------   -------  -----------  ----------    ----------
Balance at December 31,
 1995...................  5,845,306  5,845  9,338,484  (3,447,022)      --           --          --      5,897,307
Issuance of common
 stock..................  2,362,000  2,362 19,299,014         --        --           --          --     19,301,376
Exercise of stock
 options................     80,665     81    140,142         --        --           --          --        140,223
Exercise of warrants....     31,000     31     59,462         --        --           --          --         59,493
Foreign currency
 translation adjustment.        --     --         --          --        --           --       (5,000)       (5,000)
Net income..............        --     --         --    2,767,198       --           --          --      2,767,198
                          --------- ------ ----------  ----------   -------  -----------  ----------    ----------
Balance at December 31,
 1996...................  8,318,971  8,319 28,837,102    (679,824)      --           --       (5,000)   28,160,597
Exercise of stock
 options................     77,044     77    147,088         --        --           --          --        147,165
Exercise of warrants....     35,000     35     64,715         --        --           --          --         64,750
Purchases of treasury
 stock..................        --     --         --          --    283,300   (1,744,469)        --     (1,744,469)
Foreign currency
 translation adjustment.        --     --         --          --        --           --   (1,156,100)   (1,156,100)
Net income..............        --     --         --    3,186,363       --           --          --      3,186,363
                          --------- ------ ----------  ----------   -------  -----------  ----------    ----------
Balance at December 31,
 1997...................  8,431,015 $8,431 29,048,905   2,506,539   283,300  $(1,744,469) (1,161,100)   28,658,306
                          ========= ====== ==========  ==========   =======  ===========  ==========    ==========


          See accompanying notes to consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             1997         1996         1995
                                         ------------  -----------  ----------
Cash flows from operating activities:
  Net income............................ $  3,186,363  $ 2,767,198  $1,160,379
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization........      711,979      457,643     258,045
   Net (gain) loss on sale of property
    and equipment.......................       (6,324)      57,464         --
   Gain on sale of investments..........          --        (9,019)        --
   Other................................     (109,922)      (5,000)        --
  Changes in assets and liabilities, net
   of effects of acquisition:
   Accounts receivable..................      413,026     (229,988)   (360,930)
   Inventories..........................   (1,177,341)  (1,155,861)   (592,581)
   Prepaid expenses and other assets....     (407,187)    (809,867)     (7,961)
   Deferred income taxes................      (56,000)    (501,000)     36,781
   Accounts payable.....................     (318,874)     704,115     168,927
   Accrued expenses.....................     (581,322)   1,025,891    (151,636)
   Income taxes payable.................      193,982     (264,409)    342,176
                                         ------------  -----------  ----------
    Net cash provided by operating
     activities.........................    1,848,380    2,037,167     853,200
                                         ------------  -----------  ----------
Cash flows from investing activities:
  Purchase of property and equipment....     (659,041)  (2,349,618)   (211,809)
  Purchase of Medgenix Business.........          --    (6,868,000)        --
  Proceeds from sale of property and
   equipment............................       21,400          --          --
  Purchases of investments..............  (23,027,995) (19,954,775)        --
  Proceeds from sale of investments.....   29,387,885    8,635,220         --
                                         ------------  -----------  ----------
    Net cash provided by (used in)
     investing activities...............    5,722,249  (20,537,173)   (211,809)
                                         ============  ===========  ==========

                                                                     (continued)

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                              1997         1996         1995
                                           -----------  -----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.  $       --   $19,301,376  $      --
  Proceeds from the exercise of options..      147,165      140,223      64,039
  Proceeds from the exercise of warrants.       64,750       59,493         --
  Borrowings from bank...................          --     1,957,000      28,000
  Repayments to bank.....................      (28,512)    (721,274)   (188,212)
  Payments on capital lease obligations..       (2,351)     (23,000)    (35,886)
  Payments to acquire treasury stock.....   (1,744,469)         --          --
                                           -----------  -----------  ----------
    Net cash provided by (used in) fi-
     nancing activities..................   (1,563,417)  20,713,818    (132,059)
                                           -----------  -----------  ----------
    Net increase in cash and cash equiva-
     lents...............................    6,007,212    2,213,812     509,332
Effect of exchange rates on cash and cash
 equivalents.............................     (136,663)         --          --
Cash and cash equivalents at beginning of
 year....................................    3,606,904    1,393,092     883,760
                                           -----------  -----------  ----------
Cash and cash equivalents at end of year.  $ 9,477,453    3,606,904   1,393,092
                                           ===========  ===========  ==========
Supplemental disclosure of cash flow in-
 formation:
  Cash paid during the year for:
   Interest..............................  $   136,394  $    97,455  $   26,301
   Income taxes..........................    1,477,690    1,109,323      87,063
                                           ===========  ===========  ==========

  During 1997, the Company financed the acquisition of certain office equipment totaling approximately $15,000 through the issuance of a capital lease.

  The fair value of the assets acquired in connection with the 1996 purchase of the Medgenix Business was approximately $8,399,000, including goodwill of approximately $200,000. Liabilities assumed were approximately $1,531,000.


         See accompanying notes to consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  BioSource International, Inc. (the Company) is engaged in the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oglionucleotides used in biomedical research and human diagnostics. The types of products supplied by the Company include a range of bioactive proteins, enzymes, substrates, antibodies, human cytokines, growth factors and a variety of assay systems for the detection of biological molecules. These products focus on areas of research such as immunology, cell biology, AIDS and cancer. The Company focuses its sales efforts on academic, industrial and governmental laboratories.

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

 Investments

  The Company accounts for its investments using Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997, the Company has investments in U.S. Treasury securities that are classified in the consolidated balance sheet as short term (mature in more than 91 days but less than one year). These investments are categorized as held to maturity when purchased and are carried at cost as the Company has both the intent and the ability to hold these investments until they mature.

 Financial Instruments

  The carrying value of financial instruments such as cash and cash equivalents, trade receivables, payables and short-term debt approximates their fair value due to the short-term nature of these instruments. The recorded values of the Companys long-term debt instruments approximate fair value as their rates are similar to those currently available to the Company for debt with similar terms and remaining maturities.

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

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

 License Agreements

  License agreements are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term (generally five to ten years). These costs are included with other assets in the accompanying consolidated balance sheets. Accumulated amortization at December 31, 1997 and 1996 was approximately $152,000 and $103,000, respectively.

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

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

  Long-lived assets and certain identifiable intangibles are reviewed for impairment in value based upon undiscounted future operating cash flows, and appropriate losses are recognized whenever circumstances indicate that the carrying amount of an asset may not be recoverable.

 Accounting for Stock Options

  The Company measures stock-based compensation for employees using the intrinsic-value method which assumes that options granted at market price at the date of grant have no intrinsic value. In accordance with SFAS No. 123 -- "Accounting for Stock-Based Compensation," pro forma net income and net income per share are presented in note 7 as if the fair value method had been applied.

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

 Foreign Currency Translation

  The assets and liabilities of the Companys foreign subsidiary, whose functional currency is Belgian francs, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of stockholders equity. Gains and losses from foreign currency transactions are included in net income.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

 New Accounting Standards

  In June 1997, SFAS No. 130--"Reporting Comprehensive Income" and SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase disclosure in the financial statements and will be complied with during 1998.

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

  On June 5, 1996, the Company acquired certain assets and assumed selected liabilities of Medgenix Diagnostics, S.A. (Medgenix), located in Fleurus, Belgium, related to its in vitro diagnostic business (the Medgenix Business). The Medgenix Business is involved in the development, manufacture, marketing and distribution of immunological reagents and test kits used in biomedical research and human diagnostics.

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

  On the basis of an unaudited pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of 1996, the Company would have reported revenue of $20,450,000, net income of $2,333,000, basic earnings per share of $.32 and diluted earnings per share of $.29 for fiscal 1996.

(3) INVENTORIES

  Inventories at December 31, 1997 and 1996 are summarized as follows:

                                                              1997       1996
                                                           ---------- ----------
   Raw materials.......................................... $1,217,976 $  767,378
   Work in process........................................  3,209,674  3,243,766
   Finished goods.........................................  3,455,752  3,217,774
                                                           ---------- ----------
                                                           $7,883,402 $7,228,918
                                                           ========== ==========

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

(4) PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                             1997       1996
                                                          ---------- ----------
   Land.................................................. $  360,000 $  360,000
   Building and improvements.............................  1,913,751  1,832,602
   Machinery and equipment...............................  2,899,486  2,797,638
   Office furniture and equipment........................  1,115,000    975,258
   Leasehold improvements................................     19,473     19,473
                                                          ---------- ----------
                                                           6,307,710  5,984,971
   Less accumulated depreciation and amortization........  1,747,597  1,196,567
                                                          ---------- ----------
                                                          $4,560,113 $4,788,404
                                                          ========== ==========

(5) NOTES PAYABLE

  The Company leases approximately $15,000 of certain equipment under a capital lease. The capital lease obligation is payable in monthly installments through February 2001, including interest at approximately 6%. Accumulated depreciation related to this equipment was approximately $2,200 at December 31, 1997.

  Long-term debt at December 31, 1997 and 1996 consists of the following:

                                                             1997       1996
                                                          ---------- ----------
   9.4% first mortgage note payable in monthly install-
    ments of $6,896, including interest, with final pay-
    ment of $535,178 due April 2006.....................  $  720,904 $  735,155
   7.6% second mortgage note payable due June 2016, pay-
    able in monthly installments of $5,369, including
    interest............................................     593,453    607,714
   6.0% capital lease obligation payable in monthly in-
    stallments of $290, including interest, with final
    payment due February 2001...........................      12,568        --
                                                          ---------- ----------
                                                           1,326,925  1,342,869
   Less current portion.................................      34,511     28,510
                                                          ---------- ----------
                                                          $1,292,414 $1,314,359
                                                          ========== ==========

  Maturities of the notes payable as of December 31, 1997 are:

   Year ending December 31:
     1998............................................................ $   34,511
     1999............................................................     37,257
     2000............................................................     40,250
     2001............................................................     42,159
     2002............................................................     43,588
     Thereafter......................................................  1,129,160
                                                                      ----------
                                                                      $1,326,925
                                                                      ==========

  Payments under the first and second mortgage notes are guaranteed by the chairman of the board of the Company.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

(6) COMMON STOCK AND TREASURY STOCK

  On June 5, 1996, the Company completed a second primary offering of 2,362,000 shares of its common stock. A portion of the net proceeds of $19.3 million was used to fund the acquisition of the Medgenix Business, repay an installment note outstanding under the Company's credit facility and repay a capital lease obligation.

  In April 1997, the Board of Directors authorized the Company to repurchase up to 200,000 shares of the outstanding common stock at market prices. In December 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 additional shares of the outstanding common stock at market prices. The timing of stock purchases is made at the discretion of management. As of December 31, 1997, the Company has repurchased 283,300 shares of the Companys common stock.

(7) STOCK OPTION AND PURCHASE PLANS

  The Company currently has one stock option plan in place--the 1993 Stock Incentive Plan (the 1993 Plan)--and several stock option agreements with certain officers in effect.

  Under the 1993 Plan, options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 1,500,000 shares of common stock. Options granted under the 1993 Plan are exercisable at the rate of 25% beginning one year from date of grant and an additional 1/48 vest at the beginning of each month thereafter.

  Stock options granted under the 1993 Plan and other stock option agreements are granted with an exercise price equal to the fair market value of the Company's shares on the date of grant. The stock options generally expire ten years from the date of grant.

  The per share weighted average fair value of stock options granted during 1997, 1996 and 1995 was $5.17, $2.40 and $1.14, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:1997--expected dividend yield 0%, risk-free interest rate of 6.4%, expected volatility of 60% and an expected life of 9 years; 1996-- expected dividend yield 0%, risk-free interest rate of 6.4%, expected volatility of 30% and an expected life of 9 years; 1995--expected dividend yield of 0%, risk-free interest rate of 6.4%, expected volatility of 30% and an expected life of 9 years.

  The Company applies APB Opinion No. 25 in accounting for its plans, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Companys net income would have been reduced to the pro forma amounts indicated below:

                                                   1997       1996       1995
                                                ---------- ---------- ----------
   Net income:
     As reported............................... $3,186,363 $2,767,198 $1,160,379
     Pro forma.................................  2,774,629  2,321,588    980,647
                                                ========== ========== ==========
   Net income per share:
     As reported:
      Basic.................................... $      .38 $      .38 $      .20
      Diluted..................................        .36        .35        .20
     Pro forma:
      Basic....................................        .33        .32        .17
      Diluted..................................        .31        .29        .16
                                                ========== ========== ==========

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

  Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period of four years and compensation cost for options granted prior to January1, 1995 is not considered.

  The following summarizes the stock option transactions under the 1993 Plan during the periods presented:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                         SHARES   EXERCISE PRICE
                                                        --------  --------------
   Options outstanding at December 31, 1994............  746,525      $1.73
   Options granted.....................................  384,000       2.54
   Options exercised...................................  (32,278)      1.98
   Options canceled.................................... (269,142)      1.84
                                                        --------      -----
   Options outstanding at December 31, 1995............  829,105       2.15
   Options granted.....................................  368,500       7.69
   Options exercised...................................  (80,665)      1.74
   Options canceled.................................... (121,534)      2.91
                                                        --------      -----
   Options outstanding at December 31, 1996............  995,406       4.15
   Options granted.....................................  194,000       7.21
   Options exercised...................................  (77,044)      1.98
   Options canceled.................................... (119,239)      6.88
                                                        --------      -----
   Options outstanding at December 31, 1997............  993,123      $4.57
                                                        ========      =====

  At December 31, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.28--$9.06 and 8.8 years, respectively.

  At December 31, 1997, 1996 and 1995, the number of options exercisable was 592,435, 412,632 and 259,876, respectively, and the weighted average exercise price of those options was $4.57, $2.59 and $1.97, respectively.

  As discussed previously, the Company has several stock option agreements with certain officers. The outstanding agreements expire from May 2003 through June 2005.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

  The following summarizes transactions outside the option plan during the periods presented:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                          SHARES  EXERCISE PRICE
                                                          ------- --------------
   Options outstanding at December 31, 1994.............. 100,000     $2.34
   Options granted....................................... 155,000      1.54
   Options exercised.....................................     --        --
   Options canceled......................................     --        --
                                                          -------     -----
   Options outstanding at December 31, 1995.............. 255,000      1.85
   Options granted....................................... 147,500      5.33
   Options exercised.....................................     --        --
   Options canceled......................................     --        --
                                                          -------     -----
   Options outstanding at December 31, 1996.............. 402,500      3.13
   Options granted.......................................     --        --
   Options exercised.....................................     --        --
   Options canceled......................................     --        --
                                                          -------     -----
   Options outstanding at December 31, 1997.............. 402,500     $3.13
                                                          =======     =====

  At December 31, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.50--$6.44 and 7 years, respectively.

  At December 31, 1997, 1996 and 1995, the number of options exercisable was 330,884, 265,000 and 255,000, respectively, and the weighted average exercise price of those options was $3.13, $2.03 and $1.85, respectively.

  Effective April 7, 1995, the Company adopted an Employee Stock Purchase Plan to provide substantially all full-time employees, excluding officers, an opportunity to purchase shares of its common stock through payroll deductions. In addition, the Company provides a matching contribution equal to 50% of the participant's contribution. All contributions are invested in the Company's common stock, which is purchased on the open market at prevailing market prices. Participants have a fully vested interest in the shares purchased with payroll deductions and become fully vested in shares purchased with Company matching contributions after two years. The Company's matching expense for the years ended December 31, 1997, 1996 and 1995 was approximately $10,000, $3,000 and $1,000 respectively.

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

  On May 19, 1993, the Company granted warrants to purchase 60,000 shares of the Company stock to Immunoplex, Inc. with an exercise price of $1.85 per share and an expiration date of May 19, 1998. Concurrently, 25,000 warrants were exercised with the Company's June 1996 second primary offering, and the remaining 35,000 warrants were exercised on August 26, 1997.

  Proceeds from the sale of common stock issued under outstanding warrant arrangements are credited to common stock at the time the warrants are exercised. The Company recorded no charge to operations with respect to these warrants since the warrants were issued at amounts approximating or exceeding fair market value.

(9) INCOME TAXES

  The provision for income taxes is as follows:

                                                    1997       1996       1995
                                                 ----------  ---------  --------
   Current:
     Federal.................................... $1,092,000  $ 885,000  $332,000
     State and local............................    172,000    222,000    82,000
     Foreign....................................    140,000     90,000       --
   Deferred:
     Federal....................................     61,000   (508,000)   27,000
     State and local............................     (5,000)     7,000    10,000
                                                 ----------  ---------  --------
                                                 $1,460,000  $ 696,000  $451,000
                                                 ==========  =========  ========

  The primary components of temporary differences which give rise to deferred taxes at December 31, 1997 and 1996 are:

                                                                1997     1996
                                                              -------- --------
   Deferred tax assets:
     Accruals................................................ $112,000 $ 94,000
     Reserves................................................   53,000   27,000
     Net operating loss carryforwards........................  400,000  481,000
                                                              -------- --------
   Total deferred tax assets................................. $565,000  602,000
                                                              ======== ========
   Deferred tax liability--depreciation...................... $ 94,000 $ 75,000
                                                              ======== ========

  Management has reviewed the recoverability of deferred income tax assets and has determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

  Actual income tax expense differs from that obtained by applying the Federal income tax rate of 34% to income before income taxes as follows:

                                                1997        1996       1995
                                             ----------  ----------  ---------
   Computed "expected" tax expense.......... $1,580,000  $1,177,000  $ 548,000
   Nondeductible items......................      9,000      21,000     74,000
   State taxes (net of Federal benefit).....    110,000     151,000     61,000
   Reduction of valuation allowance.........        --     (607,000)  (115,000)
   Tax credits..............................   (111,000)    (40,000)  (135,000)
   Tax-exempt interest......................        --      (36,000)       --
   Tax effect resulting from foreign
    activities..............................    (63,000)     63,000        --
   Other....................................    (65,000)    (33,000)    18,000
                                             ----------  ----------  ---------
       Total................................ $1,460,000  $  696,000  $ 451,000
                                             ==========  ==========  =========

  As of December 31, 1997, the Company has a net operating loss (NOL) carryforward of approximately $1,175,000 for Federal income tax purposes. The Federal NOL has a carryover period of 15 years and is available to offset future taxable income, if any, through 2005, subject to an annual statutory limitation.

(10) 401(k) BENEFIT PLAN

  The Company has a 401(k) profit sharing plan (the Plan) which covers substantially all domestic employees of the Company. Plan participants may make voluntary contributions up to 20% of their earnings up to the statutory limitation. The Company's contribution to the Plan is discretionary and no contributions were made in fiscal years 1997, 1996 or 1995.

(11) DOMESTIC AND FOREIGN OPERATIONS

  The Company is engaged in a single industry, the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oglionucleotides used in biomedical research and human diagnostics. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of the Company's sales.

  Information related to domestic and foreign operations is as follows:

                                                 1997        1996        1995
                                              ----------- ----------- ----------
   Revenue:
     United States:
      Domestic............................... $ 7,452,126 $ 6,791,443 $6,201,339
      Export.................................   4,220,709   3,213,827  2,407,108
                                              ----------- ----------- ----------
       Total United States...................  11,672,835  10,005,270  8,608,447
     Europe..................................   8,899,000   5,908,004        --
                                              ----------- ----------- ----------
       Consolidated.......................... $20,571,835 $15,913,274 $8,608,447
                                              =========== =========== ==========
   Operating income:
     United States........................... $ 3,244,676 $ 3,137,886 $1,615,023
     Europe..................................     693,583     322,406        --
                                              ----------- ----------- ----------
       Consolidated.......................... $ 3,938,259 $ 3,460,292 $1,615,023
                                              =========== =========== ==========
   Identifiable assets at end of year:
     United States........................... $24,259,070 $23,643,827 $7,387,603
     Europe..................................   8,898,000  10,151,000        --
                                              ----------- ----------- ----------
       Consolidated.......................... $33,157,070 $33,794,827 $7,387,603
                                              =========== =========== ==========

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

(12) COMMITMENTS AND CONTINGENCIES

  The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through December 2000. Total rental expense was approximately $385,000, $303,000 and $200,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  At December 31, 1997, the future minimum payments under these leases are as follows:

   Year ending December 31:
     1998.............................................................. $142,000
     1999..............................................................   69,000
     2000..............................................................   10,000
                                                                        --------
                                                                        $221,000
                                                                        ========

(13) EARNINGS PER SHARE

  In 1997, the Financial Accounting Standards Boards issued SFAS No. 128, Earnings per Share (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported earnings per share. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

  The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations are as follows:

                                                                  YEAR ENDED
                  -----------------------------------------------------------------------------------------------------------
                                 1997                                1996                                1995
                  ----------------------------------- ----------------------------------- -----------------------------------
                    INCOME       SHARES     PER SHARE   INCOME       SHARES     PER SHARE   INCOME       SHARES     PER SHARE
                  (NUMERATOR) (DENOMINATOR)  AMOUNT   (NUMERATOR) (DENOMINATOR)  AMOUNT   (NUMERATOR) (DENOMINATOR)  AMOUNT
                  ----------- ------------- --------- ----------- ------------- --------- ----------- ------------- ---------
Computation of
 basic EPS net
 income.........  $3,186,363    8,317,995      .38     2,767,198    7,271,848      .38     1,160,379    5,826,962      .20
Effect of
 dilutive
 securities:
Stock options...         --       630,014      --            --       706,902      --            --       105,300      --
Warrants........         --        17,156      --            --        29,735      --            --        13,638      --
                                ---------                           ---------                           ---------
Computation of
 diluted EPS net
 income.........  $3,186,363    8,965,165      .36     2,767,198    8,008,485      .35     1,160,379    5,945,900      .20

  Options and warrants to purchase 325,950 shares of common stock at prices ranging from $7.50 to $11.10 were outstanding during 1997, but were not included in the computation of diluted EPS at December 31, 1997 because the option and warrant exercise prices were greater than the average market price of the common shares.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      BALANCE AT PROVISION  DEDUCTIONS-- BALANCE
                                      BEGINNING   CHARGED     ACCOUNTS    AT END
                                       OF YEAR   TO INCOME  WRITTEN OFF  OF YEAR
                                      ---------- ---------  ------------ --------
1997
Allowance for doubtful accounts......  $49,000   $154,000      $  --     $203,000
                                       =======   ========      ======    ========
1996
Allowance for doubtful accounts......  $29,000   $ 20,000      $  --     $ 49,000
                                       =======   ========      ======    ========
1995
Allowance for doubtful accounts......  $30,000   $ (1,000)     $  --     $ 29,000
                                       =======   ========      ======    ========

                                 EXHIBIT INDEX
               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 -------                       -----------                         ------------
  2.1    Asset Purchase Agreement dated April 30, 1996, by and
          among Registrant, Nordion International, Inc. and
          Medgenix Diagnostics, S.A.(7)
  3.1    Certificate of Incorporation of Registrant(1)
  3.2    Bylaws of Registrant(1)
 10.1    Registrant's 1992 Stock Incentive Plan(1)
 10.2    Registrant's 1993 Stock Incentive Plan(4)
 10.3    Licensing Agreement dated May 1, 1990, by and between
          TAGO, Inc., as licensee, and St. Jude's Children's
          Hospital, as licenser(1)
 10.4    License Agreement dated February 14, 1991, by and
          between Registrant and Schering Corporation(1)
 10.5    Warrant Agreement dated May 19, 1993, by and between
          Registrant and Immunoplex, Inc.(2)
 10.7    Warrant Agreement dated February 1, 1996, by and
          between Registrant and Nordion International, Inc.(7)
 10.8    Business Loan Agreement dated October 12, 1993, by and
          between Registrant, as borrower, and Silicon Valley
          Bank as lender, together with Commercial Security
          Agreement dated October 12, 1993 and promissory note
          dated October 12, 1993(3)
 10.9    License Agreement dated October 1, 1993, by and between
          Registrant, as licensee, and Schering Corporation, as
          licensor(2)
 10.10   Employment Agreement between Registrant and James H.
          Chamberlain dated January 2, 1996(7)
 10.11   License Agreement dated February 7, 1994, by and
          between Registrant, as licensee and Fundacio Clinic(4)
 10.12   Form of Indemnification Agreement for Directors and
          Executive Officers(7)
 10.13   List of Indemnities relating to Form of Indemnification
          Agreement previously filed as Exhibit 10.12(7)
 10.14   Purchase Agreement dated December 20, 1995 between
          Registrant and Pacific Ranch Company(5)
 10.15   Promissory Note dated March 25, 1996 in the principal
          amount of $745,000 payable to Heller Financial, Inc.,
          Small Business Lending Division(5)
 10.16   Promissory Note dated March 25, 1996 in the principal
          amount of $596,000 payable to Heller Financial, Inc.,
          Small Business Lending Division; Loan Agreement dated
          March 11, 1996 between California Statewide Certified
          Development Corporation and Registrant(5)
 10.17   Loan Modification Agreement dated as of June 22, 1994,
          by and between Registrant and Silicon Valley Bank(4)
 10.18   Loan Modification Agreements dated as of May 31, 1995,
          September 30, 1995 and December 31, 1995, by and
          between Registrant and Silicon Valley Bank(5)
 10.19   Registrant's Employee Stock Purchase Plan(8)

                                                            SEQUENTIALLY
 EXHIBIT                                                      NUMBERED
 NUMBER                     DESCRIPTION                         PAGE
 -------                    -----------                     ------------
 16-1    Changes in Registrant's Certifying Accountant(6)
 21      Subsidiaries of the Company:

                                                             STATE/COUNTRY OF
           NAME                                                INCORPORATION
           ----                                               ----------------
        BioSource Europe S.A................................ Belgium
        Keystone Laboratories, Inc.......................... California
        BioSource V.I. FSC., LTD............................ U.S. Virgin Islands
        BioSource France sarl............................... France
        BioSource B.V....................................... Holland
        BioSource Gmbh...................................... Germany
        Medgenix Diagnostici Italia, srl.................... Italy

 23.1 Consent of KPMG Peat Marwick LLP
 27   Financial Data Schedule

--------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 22, 1992, as amended.

(2) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1992.

(3) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1993.

(4) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1994.

(5) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1995.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 1994.

(7) Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC No. 333-3336) as filed with the Securities and Exchange Commission on May 31, 1996, as amended.

(8) Incorporated by reference to the Company's Registration Statement on Form S-8 (SEC No. 33-91838) as filed with the Securities and Exchange Commission on May 4, 1995.