Form 10-Q
period 1998-03-31
BIOSOURCE INTERNATIONAL INC
filed 1998-05-15
CIK 860451

                                                          This document consists
                                                           of 16 pages, of which
                                                              --
                                                       this page is number  1  .
                                                                           ---
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.
                               --------------
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________________
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)
Commission File Number. 000-21930
                        ---------

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
Yes  X  No   .
    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Outstanding at May 15, 1998         8,454,638

                         BIOSOURCE INTERNATIONAL, INC.

                         INDEX TO FINANCIAL STATEMENTS

ITEM     DESCRIPTION                                                                  PAGE
PART I   FINANCIAL INFORMATION

1.       FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998
           AND DECEMBER 31, 1997  ................................................. 3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           MARCH 31, 1998 AND 1997................................................. 4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
           MARCH 31, 1998 AND 1997................................................. 5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................ 6-10

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................................... 11-14

PART II  OTHER INFORMATION

1-6      OTHER INFORMATION, EXHIBITS AND REPORTS ON
           FORM 8-K................................................................ 15

         SIGNATURES................................................................ 16

                        PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 1998         December 31, 1997
                                                                  --------------         -----------------
                                                                   (unaudited)
                            ASSETS
Current assets:
      Cash and cash equivalents                                   $  9,111,553              $  9,477,453
      Short-term investments                                         3,444,418                 4,968,684
      Accounts receivable, less allowance for doubtful accounts
        of $203,000 at March 31, 1998 and December 31, 1997          3,911,928                 3,459,482
      Inventories                                                    7,881,555                 7,883,402
      Prepaid expenses and other current assets                      1,739,222                 1,599,353
      Deferred income taxes                                            245,487                   248,000
                                                                  ------------              ------------
          Total current assets                                      26,334,163                27,636,374

      Property and equipment, net                                    4,770,436                 4,560,113
      Other assets                                                     881,606                   737,583
      Deferred income taxes                                            109,184                   223,000
                                                                  ------------              ------------

                                                                  $ 32,095,389              $ 33,157,070
                                                                  ============              ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current maturities of notes payable                         $     35,176              $     34,511
      Accounts payable                                               1,509,911                 1,446,332
      Accrued expenses                                               1,852,731                 1,472,661
      Income taxes payable                                             601,046                   252,846
                                                                  ------------              ------------
           Total current liabilities                                 3,998,864                 3,206,350
                                                                  ------------              ------------

Notes payable, less current maturities                               1,283,507                 1,292,414

Stockholders' equity:
     Preferred stock, $.001 par value.  Authorized
          1,000,000 shares; none issued                                   --                        --
     Common stock, $0.001 par value.  Authorized
          20,000,000 shares; issued
          8,448,981 shares at March 31, 1998 and
          8,431,015 shares at December 31, 1997                          8,449                     8,431
     Additional paid-in capital                                     29,083,853                29,048,905
     Retained earnings                                               3,322,708                 2,506,539
     Accumulated other comprehensive income                         (1,323,300)               (1,161,100)
     Treasury stock at cost, 666,500 shares at March 31, 1998
       and 283,300 shares at December 31, 1998                      (4,278,692)               (1,744,469)
                                                                  ------------              ------------
          Net stockholders' equity                                  26,813,018                28,658,306
                                                                  ------------              ------------

                                                                  $ 32,095,389              $ 33,157,070
                                                                  ============              ============

     See accompanying notes to condensed consolidated financial statements

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                                1998             1997
                                                            -----------      ------------
Revenue                                                     $ 5,300,964      $  5,448,440

Cost of goods sold                                            1,780,882         1,985,138
                                                            -----------      ------------

   Gross profit                                               3,520,082         3,463,302
                                                            -----------      ------------
Operating expenses:
   Research and development                                     562,283           524,230
   Sales & marketing                                            831,308         1,056,590
   General and administrative                                   891,948           864,367
                                                            -----------      ------------

       Total operating expenses                               2,285,539         2,445,187
                                                            -----------      ------------

       Operating income                                       1,234,543         1,018,115
                                                            -----------      ------------

Other income (expense), net                                     (31,701)          295,635
                                                            -----------      ------------

       Income before income taxes                             1,202,842         1,313,750

Provision for income taxes                                      386,673           451,595
                                                            -----------      ------------

       Net income                                           $   816,169      $    862,155
                                                            ===========      ============
Net income per share:
       Basic                                                $      0.10      $       0.10
                                                            ===========      ============
       Diluted                                              $      0.10      $       0.10
                                                            ===========      ============

Weighted average number of shares outstanding:
       Basic                                                  8,011,367         8,341,042
                                                            ===========      ============
       Diluted                                                8,565,559         9,070,000
                                                            ===========      ============

     See accompanying notes to condensed consolidated financial statements

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31
                                  (UNAUDITED)

                                                                  1998              1997
                                                               -----------      -----------
Cash flows from operating activities:
   Net income                                                  $   816,169    $   862,155

   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                192,204        156,545
      Unrealized exchange loss                                      36,102           --
   Changes in assets and liabilities:
      Accounts receivable                                         (516,093)      (719,464)
      Inventories                                                 (101,846)        26,331
      Prepaid expenses and other current assets                   (148,968)       (91,749)
      Other assets                                                 (51,768)        42,493
      Accounts payable                                              98,598       (195,671)
      Accrued expenses and other liabilities                       395,684       (418,803)
      Income taxes payable                                         354,126        357,971
                                                               -----------    -----------

         Net cash provided by operating activities               1,074,208         19,808
                                                               -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                             (432,572)      (397,679)
   Proceeds from sale of property and equipment                      3,042           --
   Purchase of investments                                      (4,931,379)    (1,354,653)
   Proceeds from sale of investments                             6,455,645      8,345,978
                                                               -----------    -----------

         Net cash provided by investing activities               1,094,736      6,593,646
                                                               -----------    -----------

Cash flows from financing activities:
   Proceeds from the exercise of options                            34,961         69,755
   Payments to acquire treasury stock                           (2,534,219)          --
   Repayments to bank                                               (7,513)        (6,904)
   Payments of capital lease obligations                              (729)          --
                                                               -----------    -----------

         Net cash provided by (used in) financing activities    (2,507,500)        62,851
                                                               -----------    -----------
         Net increase (decrease) in cash and
            cash equivalents                                      (338,556)     6,676,305

Effect of exchange rate on cash                                    (27,344)       (53,178)


Cash and cash equivalents at beginning
   of period                                                     9,477,453      3,606,904
                                                               -----------    -----------

Cash and cash equivalents at end
   of period                                                   $ 9,111,553    $10,230,031
                                                               ===========    ===========

     See accompanying notes to condensed consolidated financial statements

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

1. Summary of Significant Accounting Policies

   Description of Business

   BioSource International, Inc. (the Company) is engaged in the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oglionucleotides used in biomedical research and human diagnostics. The types of products supplied by the Company include a range of bioactive proteins, enzymes, substrates, antibodies, human cytokines, growth factors and a variety of assay systems for the detection of biological molecules. These products focus on areas of research such as immunology, cell biology, AIDS and cancer. The Company focusese its sales efforts on academic, industrial and governmental laboratories.

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

   Investments

   The Company accounts for its investments using Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1998, the Company has investments in U.S. Treasury securities that are classified in the consolidated balance sheet as short-term (mature in more than 91 days but no more than one year). These investments are categorized as held to maturity when purchased and are carried at cost as the Company has both the intent and the ability to hold these investments until they mature.

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Financial Instruments

   The carrying value of financial instruments such as cash and cash equivalents, short-term investments, trade receivables, payables and short-term debt approximates their fair value due to the short-term nature of these instruments. The recorded values of the Company's long-term debt instruments approximate fair value as their rates are similar to those currently available to the Company for debt with similar terms and remaining maturities.

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

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   Accounting for Stock Options

   The Company measures stock-based compensation for employees using the intrinsic-value method which assumes that options granted at market price at the date of grant have no intrinsic value.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

   Foreign Currency Translation

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

2.  INVENTORIES
                                                                              MAR 31, 1998   DEC 31, 1997
                                                                              ------------   ------------
Raw materials.............................................................    $  1,155,486   $  1,217,976
Work in process...........................................................       3,359,987      3,209,674
Finished goods............................................................       3,366,172      3,455,752
                                                                              ------------   ------------
                                                                              $  7,881,555   $  7,883,402
                                                                              ============   ============

3.  PROPERTY AND EQUIPMENT
                                                                              MAR 31, 1998   DEC 31, 1997
                                                                              ------------   ------------
Land......................................................................    $    360,000   $    360,000
Building and improvements.................................................       2,124,111      1,933,224
Machinery and equipment...................................................       2,941,602      2,899,486
Office furniture and equipment............................................       1,251,807      1,115,000
                                                                              ------------   ------------
                                                                                 6,667,520      6,307,710
Less accumulated depreciation and amortization............................       1,907,084      1,747,597
                                                                              ------------   ------------
                                                                              $  4,770,436   $  4,560,113
                                                                              ============   ============

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.  Notes Payable

    Long-term debt consists of the following:
                                                                     MAR 31, 1998     DEC 31, 1997
                                                                     ------------     ------------
9.4% first mortgage note payable in monthly
   installments of $6,896, including interest, with final
   payment of $535,178 due April 2006................................ $   717,129     $   720,904

7.6% second mortgage note payable due June 2016,
   payable in monthly installments of $5,369,
   including interest................................................     589,715         593,453

6.0% capital lease obligation payable in monthly installments
   Of $290, including interest,with final payment due Feb 2001.......      11,839          12,568
                                                                      -----------     -----------
                                                                        1,318,683       1,326,925
Less current portion.................................................      35,176          34,511
                                                                      -----------     -----------
                                                                      $ 1,283,507     $ 1,292,414
                                                                      ===========     ===========

5.  Earnings per Share

In 1997, the Financial Accounting Standards Boards issued SFAS No. 128, Earnings per Share (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basis and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported earnings per share. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations are as follows:

                                               THREE MONTHS ENDED                                    THREE MONTHS ENDED
                                   --------------------------------------------         --------------------------------------------
                                                  MARCH 31, 1998                                       MARCH 31, 1997
                                   --------------------------------------------         --------------------------------------------
                                      INCOME         SHARES          PER SHARE             INCOME         SHARES           PER SHARE
                                    (NUMERATOR)   (DENOMINATOR)       AMOUNT             (NUMERATOR)   (DENOMINATOR)        AMOUNT
                                   ------------   -------------     -----------         ------------   -------------     -----------
Computation of basic EPS
  net income                       $ 816,169        8,011,367        0.10                 862,155        8,341,042           0.10

Effect of dilutive
 securities:

Stock options                           --            554,192          --                    --            702,097            --

Warrants                                --                --           --                    --             26,861            --

Compututation of diluted                          -------------                                        -------------
  EPS net income                   $ 816,169        8,565,559        0.10                 862,155        9,070,000           0.10

                         BIOSOURCE INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.  New Accounting Standards

In 1997, the Financial Accounting Standards Boards issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for fiscal years beginning after December 31, 1997. SFAS 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows:

                                               March 31, 1998                                       March 31, 1997
                              -------------------------------------------------   -------------------------------------------------
                                                    Tax                                                  Tax
                                Before-tax        (expense)        Net of Tax        Before-tax         (expense)      Net of Tax
                                  Amount         or benefit          Amount            Amount          or benefit        Amount
                              --------------   --------------    ---------------   --------------   ---------------   -------------
Foreign currency translation
Adjustments                    $    (162,300)   $         -0-     $     (162,300)   $    (473,400)   $          -0-    $   (473,400)
                              --------------   --------------    ---------------   --------------   ---------------   -------------
Other comprehensive (loss)     $    (162,300)   $         -0-     $     (162,300)   $    (473,400)   $          -0-    $   (473,400)
                              ==============   ==============    ===============   ==============   ===============   =============

In June 1997, SFAS No. 131-"Disclosure about Segments of an Enterprise and Related Information" was issued and became effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding and enterprise's operating segments. In February 1998, SFAS No. 132-"Employers' Disclosure about Pensions and Other Post Retirement Benefits" was issued and became effective for periods beginning after December 15, 1997. These standards increase disclosure in the financial statements, and will have no impact on the Company's financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read together with the financial statements and the notes thereto included elsewhere herein.

OVERVIEW

     BioSource International, Inc. ("BioSource") develops, manufactures, markets and distributes products that are widely used in biomedical research and are instrumental in the development of new medical diagnostic methods and pharmaceutical products. The Company's products enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. The Company's products include immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules) and monoclonal and polyclonal antibodies. The Company also develops, manufactures, markets and distributes oligonucleotides and ELISA test kits, and uses recombinant DNA technology to produce cytokines and other proteins. Because the Company's products are currently sold in the U.S. only to the research market, the Company is not subject to regulation by the FDA, and therefore undertakes none of the risks associated with the research and development of new drugs.

     BioSource maintains manufacturing, laboratories and its executive offices in Camarillo, California. The Company manufactures oligonucleotides at its laboratory facilities located in Menlo Park, California.

     BioSource Europe, S.A. ("BioSource Europe"), the Company's wholly owned subsidiary is incorporated under Belgian law and maintained manufacturing laboratories and administrative offices in Fleurus, Belgium, which lease expired on March 31, 1998. In January 1998, the Company entered into a new lease for approximately 30,000 square feet of manufacturing, laboratory and office space located in Nivelles, Belgium which is approximately 20 miles north of the Fleurus location. BioSource Europe also has wholly owned subsidiaries in France, Germany, Italy and the Netherlands.

RESULTS OF OPERATIONS

REVENUE. Revenue for the quarter ended March 31, 1998 decreased $147,476 or 2.71% to $5,300,964 from $5,448,440 when compared to the quarter ended March 31, 1997. BioSource domestic revenue increased $57,524 or 1.8% to $3,171,064 for the quarter ended March 31, 1998 when compared to $3,113,540 for the quarter ended March 31, 1997. BioSource Europe revenue decreased $205,000 or 8.8% to $2,129,900 for the quarter ended March 31, 1998 when compared to $2,334,900 for the quarter ended March 31, 1997. The domestic revenues increase was limited to only 1.8% due in part to a decline in sales into the Japanese market for the quarter ended March 31, 1998. In the quarter ended March 31, 1997 an abnormally large stocking order was placed in the first quarter. Since the acquisition of BioSource Europe in June of 1996 the Company has sold directly into the German market and a distributor is no longer required. Therefore, sales for the quarter ended March 31, 1998 to Germany declined from the quarter ended March 31, 1997 due to the decreased revenue from a direct distributor being used in 1997. BioSource Europe sales also declined due in part to the increased strength of the U.S. dollar to the Belgian Franc and German Mark and to the loss of revenue from a distribution service BioSource Europe provided to Coulter which terminated on March 31, 1997. Although the revenue was eliminated from this distribution agreement, the expenses associated with this agreement also were eliminated.

Gross margins. Gross margins as a percentage of revenue of 66.4% for the quarter ended March 31, 1998 increased 2.8 percentage points when compared to 63.6% for the quarter ended March 31, 1997.

Domestic gross margins for the quarter ended increased 4.5 percentage points to 71.5% when compared to 67% for the quarter ended March 31, 1997. BioSource Europe margins for the quarter ended March 31, 1998 decreased 3.5 percentage points to 47.3% when compared to 50.8% for the quarter ended March 31, 1997. Domestic gross margins increased due to lower manufacturing costs due to larger production volumes. BioSource Europe margins declined due to downward pricing pressures on the Radioimmunoassay ("RIA") product line while manufacturing costs and production volumes remained relatively flat. Management believes this trend is likely to continue into the future at a slow rate of decline. The Company plans to offset the loss of revenue from the RIA product lines by continuing to introduce new research products worldwide.

Research and development. The Company's research and development expenses were $562,283 for the quarter ended March 31, 1998, an increase of $38,053 or 7.3%, when compared to $524,230 for the quarter ended March 31, 1997. Domestic research and development were $370,783 for the quarter ended March 31, 1998, an increase of $82,153 or 28.5%, when compared to $288,630 for the quarter ended March 31, 1997. BioSource Europe research and development expenses were $191,500 for the quarter ended March 31, 1998, a decrease of $44,100 or 18.7%, when compared to $235,600 for the quarter ended March 31, 1997. Domestic research and development expenses increased due to the addition of personnel and associated expenditures to continue to develop the Company's core product line and to expand into other product areas such as chemokines and other animal model assays such as monkey and swine. BioSource Europe expenditures declined due to the Company's focus on controlling costs in this area. Management believes BioSource Europe can continue to be productive without incurring additional expenses.

Sales and marketing. Sales and marketing expenses were $831,308 for the quarter ended March 31, 1998, a decrease of $225,282 or 21.3% when compared to $1,056,590 for the quarter ended March 31, 1997. Domestic sales and marketing expenses were $367,708 for the quarter ended March 31, 1998, a decrease of $90,582 or 19.8%, when compared to $458,290 for the quarter ended March 31, 1997. BioSource Europe sales and marketing expenses were $463,600 for the quarter ended March 31, 1998, a decrease of $134,700 or 22.5%, when compared to $598,300 for the quarter ended March 31, 1997. Domestic sales and marketing expenses declined in the areas of wages and commission expense due to open sales territories for the quarter ended March 31, 1998 and decreases in advertising and trade show attendance due to changes in the mix, timing and types of promotional ad and campaign literature the Company had placed for the quarter ended March 31, 1997. BioSource Europe expenses declined due to overall cost control efforts in Europe and lower expenses in France from lower staffing due to attrition and lower expenses in Italy due to the closure of that office in May of 1997.

General and administrative. General and administrative expenses were $891,948 for the quarter ended March 31, 1998, an increase of $27,581 or 3.2%, when compared to $864,367 for the quarter ended March 31, 1997. Domestic general and administrative expenses were $532,048 for the quarter ended March 31, 1998, an increase of $97,081 or 22.3%, when compared to $434,967 for the quarter ended March 31, 1997. BioSource Europe general and administrative expenses were $359,900 for the quarter ended March 31, 1998, a decline of $69,500 or 16.2%, when compared to $429,400 for the quarter ended March 31, 1997. Domestic expenses increased in the area of compensation and directors and officers insurance which was effective beginning May 31, 1997. BioSource Europe expenses declined due to the cost savings from the closure of the Italian sales office in May of 1997 and continued focus of contolling overall expenses.

Other income (expense), net. Other income (expenses), net were $(31,701) for the quarter ended March 31, 1998, a decrease of $327,336 or 110.7%, when compared to $295,635 for the quarter ended March 31, 1997. One material factor for the decrease includes a $159,000 moving expense charge for the move of BioSource Europe's manufacturing, sales and administrative offices from Fleurus, Belgium, which lease expired on March 31, 1998. The Company moved it's facilities to Nivelles, Belgium. The Nivelles location is approximately 20 miles north of Fleurus and has approximately 30,000 square feet of space. The new lease is for a period of 9 years beginning on

March 1, 1998 and management believes the new facility will be able to meet the current and future needs of the Company. In March 1997, BioSource Europe included a one-time $200,000 signing payment received from Bouty, an Italian distributor.

Provision for income taxes. The provision for income taxes for the quarter ended March 31, 1998 was provided at the effective rate of approximately 32.1% of pretax earnings when compared to 34.4% for the quarter ended March 31, 1997. U.S. corporate taxes reflect the tax benefits of a foreign sales corporation, credits for increased research and development expenditures and the California manufacturers tax credit. The decrease in the effective tax rate is due to the fact BioSource Europe incurred no tax provision for the quarter ended March 31, 1998.

Liquidity and Capital Resources

At March 31, 1998 cash and cash equivalents and short term investments in marketable securities amount to $12.6 million when compared to $14.4 million at December 31, 1997. The Company invests its cash on hand in low risk short and long term commercial paper and U.S. treasury strips. The Company's policy is to maintain liquidity in its investments to provide working capital and have the ability to react to future potential long term investment opportunities in complementary business, products or technologies.

Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations.

Cash flows provided by operating activities

The Company generated $1,074,208 and $19,808 for the quarters ended March 31, 1998 and 1997, respectively. The increase is a result of positve net earnings after adjustment for noncash expenses, partially offset by increases and decreases in current assets and liabilities from quarter to quarter.

Cash flows from investing activities

Capital expenditures were $432,572 and $397,679 for the quarters ended March 31, 1998 and 1997, respectively. Capital expenditures included the purchase of laboratory, manufacturing and computer equipment.

The Company invested $4,931,379 and $1,354,653 to purchase short-term investments during the quarter ended March 31, 1998 and 1997, respectively. Maturities of short-term investments were $6,455,645 and $8,345,978 during the quarters ended March 31, 1998 and 1997, respectively. The Company's policy is to obtain the highest possible return, maintain liquidity in its investments, provide working capital and have the ability to react to future potential long term investment opportunities in complimentary business, products or technologies.

Cash flow from financing activities.

The Company received $34,961 and $69,755 for the exercise of options for 17,966 and 34,302 shares of common stock during the quarters ended March 31, 1998 and 1997, respectively.

In April 1997, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its outstanding common stock at market price. In December 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 additional shares of the outstanding common stock at market price. As of March 31, 1998 the Company had purchased 666,500 shares of Company common stock for $4,278,692.

The Company has never paid dividends and has no plans to do so in fiscal 1998. The Company's earnings will be retained for reinvestment in the business.


FORWARD-LOOKING STATEMENTS

       Certain statements contained in the Quarterly Report on Form 10-Q, including without limitation, statements containing the words "believes," "anticipates," "expects," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements and are encouraged to review the risk factors contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

Copies of the press releases are attached to Form 8-K.


(b)    Reports on Form 8-K

Reference is made to the press releases of Registrant, issued on April 9, 1998 which contain information meeding the requirements of Item 5, and which are incorporated herein by this reference.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BIOSOURCE INTERNATIONAL, INC.

                             By:  /s/ Anna Anderson
                                  ------------------------------------------
                                  Anna Anderson
May 15, 1998                      Vice President and Chief Financial Officer



                                  /s/ James H. Chamberlain
                                  -------------------------------------------
                                  James H. Chamberlain
May 15, 1998                      President and Chief Executive Officer