Form 10-Q
period 1998-06-30
BIOSOURCE INTERNATIONAL INC
filed 1998-08-13
CIK 860451

                                                       This document consists
                                                       of 19 pages, of which
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

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998.
                               -------------
                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________ to ________________________
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)
Commission File Number. 000-21930
                        ---------

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
Yes  X  No    .
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Outstanding at August 13, 1998       8,457,755

                         BIOSOURCE INTERNATIONAL, INC.

                         INDEX TO FINANCIAL STATEMENTS

Item      Description                                                 Page
PART I    FINANCIAL INFORMATION

1.        Financial Statements

          Condensed Consolidated Balance Sheets as of June 30,
              1998 and December 31, 1997..........................    3

          Condensed Consolidated Statements of Operations for
              the six months ended June 30, 1998 and 1997.........    4

          Condensed Consolidated Statements of Operations for
              the three months ended June 30, 1998 and 1997.......    5

          Condensed Consolidated Statements of Cash Flows for
              the six months ended June 30, 1998 and 1997.........    6

          Notes to Condensed Consolidated Financial Statements....    7-11

2.        Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................    12-17

PART II   OTHER INFORMATION

1-6       Other Information, Exhibits and Reports on
              Form 8-K............................................    18

          SIGNATURES..............................................    19

                        PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                         June 30, 1998   December 31, 1997
                                                                         -------------   -----------------
                                                                          (unaudited)
                        ASSETS

Current assets:
      Cash and cash equivalents                                           $ 1,183.7          $ 9,477.5
      Short-term investments                                                7,932.0            4,968.7
      Accounts receivable, less allowance for doubtful accounts
        of $203.0 at June 30, 1998 and December 31, 1997                    4,306.0            3,459.5
      Inventories                                                           8,124.1            7,883.4
      Prepaid expenses and other current assets                             1,877.3            1,599.4
      Deferred income taxes                                                   245.5              248.0
                                                                          ---------          ---------
          Total current assets                                             23,668.6           27,636.5

      Property and equipment, net                                           4,798.5            4,560.1
      Other assets                                                            739.7              737.5
      Deferred income taxes                                                   203.2              223.0
                                                                          ---------          ---------
                                                                          $29,410.0          $33,157.1
                                                                          =========          =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                    $ 1,583.0          $ 1,446.5
      Accrued expenses                                                      1,515.2            1,472.7
      Current maturities of notes payable                                      35.9               34.5
      Income taxes payable                                                    240.2              252.8
                                                                          ---------          ---------
           Total current liabilities                                        3,374.3            3,206.5
                                                                          ---------          ---------

Long-term debt, excluding current maturities                                1,275.2            1,292.4

Stockholders' equity:
     Preferred stock, $.001 par value.  Authorized
          1,000.0 shares; none issued                                           --                 --
     Common stock, $0.001 par value.  Authorized
          20,000.0 shares; issued
          8,456.1 shares at June 30,1998 and
          8,431.0 shares at December 31,1997                                    8.5                8.4
     Additional paid-in capital                                            29,105.2           29,048.9
     Retained earnings                                                      4,124.0            2,506.5
     Accumulated other comprehensive income                                (1,167.9)          (1,161.1)
     Treasury stock at cost, 1,116.5 shares at June 30, 1998
       and 283.3 shares at December 31, 1997                               (7,309.3)          (1,744.5)
                                                                          ---------          ---------
          Net stockholders' equity                                         24,760.5           28,658.2
                                                                          ---------          ---------
                                                                          $29,410.0          $33,157.1
                                                                          =========          =========

     See accompanying notes to condensed consolidated financial statements

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JUNE 30
                     (In thousands, except per share data)
                                  (UNAUDITED)

                                                      1998           1997
                                                    ---------      ---------
Revenue                                             $10,624.6      $10,492.9

Cost of goods sold                                    3,732.7        3,769.8
                                                    ---------      ---------

   Gross profit                                       6,891.9        6,723.1
                                                    ---------      ---------

Operating expenses:
   Research and development                           1,240.6        1,048.3
   Sales & marketing                                  1,824.0        2,073.9
   General and administrative                         1,804.0        1,703.7
                                                    ---------      ---------

       Total operating expenses                       4,868.6        4,825.9
                                                    ---------      ---------

       Operating income                               2,023.3        1,897.2

Other income, net                                       118.0          480.1
                                                    ---------      ---------

       Income before income taxes                     2,141.3        2,377.3

Provision for income taxes                              523.9          742.7
                                                    ---------      ---------


       Net income                                   $ 1,617.4      $ 1,634.6
                                                    =========      =========

Net income per share:

       Basic                                        $    0.21           0.20
                                                    =========      =========

       Diluted                                      $    0.19           0.18
                                                    =========      =========

Weighted average number of shares outstanding:

       Basic                                        $ 7,889.8        8,341.3
                                                    =========      =========

       Diluted                                        8,443.5        9,044.8
                                                    =========      =========

   See accompanying notes to condensed consolidated financial statements       4

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED JUNE 30
                     (In thousands, except per share data)
                                  (UNAUDITED)

                                              1998        1997
                                            --------    --------
Revenue                                     $5,323.7    $5,044.4

Cost of goods sold                           1,951.9     1,784.6
                                            --------    --------

   Gross profit                              3,371.8     3,259.8
                                            --------    --------

Operating expenses:
   Research and development                    678.3       524.1
   Sales & marketing                           992.6     1,017.5
   General and administrative                  912.0       839.1
                                            --------    --------

       Total operating expenses              2,582.9     2,380.7
                                            --------    --------

       Operating income                        788.9       879.1

Other income, net                              149.7       184.5
                                            --------    --------

       Income before income taxes              938.6     1,063.6

Provision for income taxes                     137.2       291.1
                                            --------    --------


       Net income                           $  801.4    $  772.5
                                            ========    ========

Net income per share:

       Basic                                $   0.11    $   0.09
                                            ========    ========

       Diluted                              $   0.10    $   0.09
                                            ========    ========

Weighted average number of shares outstanding:

       Basic                                 7,596.0     8,341.6
                                            ========    ========
       Diluted                               8,149.7     9,019.7
                                            ========    ========

         See accompanying notes to condensed financial statements              5

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30
                                (In thousands)
                                  (UNAUDITED)

                                                                      1998          1997
                                                                   ---------      --------
Cash flows from operating activities:
   Net income                                                    $  1,617.4     $  1,634.6

   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                   409.3          314.3
      Deferred income taxes                                             2.2          (45.8)
      Loss on sale of fixed assets                                     --              8.7
      Unrealized exchange loss                                         48.4           65.0
   Changes in assets and liabilities:
      Accounts receivable                                            (852.0)        (653.1)
      Inventories                                                    (252.5)        (301.1)
      Prepaid expenses and other current assets                      (313.3)        (509.9)
      Other assets                                                     38.1          173.7
      Accounts payable                                                147.3         (153.7)
      Accrued expenses and other liabilities                           30.9         (651.9)
      Income taxes payable                                            (11.9)         113.3
                                                                 ----------     ----------

         Net cash provided by (used in) operating activities          863.9           (5.9)
                                                                 ----------     ----------

Cash flows from investing activities:
   Purchase of property and equipment                                (616.1)        (518.1)
   Proceeds from sale of property and equipment                         3.5            --
   Purchase of investments                                        (17,080.1)     (10,853.9)
   Proceeds from sale of investments                               14,116.8       11,613.9
                                                                 ----------     ----------

         Net cash (used in) provided by investing activities       (3,575.9)         241.9
                                                                 ----------     ----------

Cash flows from financing activities:
   Proceeds from the exercise of options                               56.3          100.1
   Payments to acquire treasury stock                              (5,564.8)        (311.6)
   Repayments to bank                                                 (15.2)         (14.0)
   Payments of capital lease obligations                               (0.7)           --
                                                                 ----------     ----------

         Net cash used in financing activities                     (5,524.4)        (225.5)
                                                                 ----------     ----------

         Net increase (decrease) in cash and
            cash equivalents                                       (8,236.4)          10.5

Effect of exchange rate on cash                                       (57.4)         (16.0)
                                                                 ----------     ----------

Cash and cash equivalents at beginning
   of period                                                        9,477.5        3,606.9
                                                                 ----------     ----------

Cash and cash equivalents at end
   of period                                                     $  1,183.7     $  3,601.4
                                                                 ==========     ==========

See accompanying notes to condensed consolidated financial statements          6

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 1998 and for the six month and three periods ended June 30, 1998 and 1997 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to prevent the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

The information provided in this report reflects all adjustments that are, in the opinion of management, necessary to present fairly the results of operations for these periods. The results for the six months and three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

     Investments

     The Company accounts for its investments using Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 1998, the Company has investments in U.S. Treasury securities that are classified in the consolidated balance sheet as short-term (mature in more than 91 days but no more than one year). These investments are categorized as held to maturity when purchased and are carried at cost as the Company has both the intent and the ability to hold these investments until they mature.

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


2. INVENTORIES (IN THOUSANDS)

                                                 JUN 30, 1998      DEC 31, 1997
                                                 ------------      ------------
Raw materials................................... $    1,218.0      $    1,218.0
Work in process.................................      3,382.8           3,209.7
Finished goods..................................      3,523.3           3,455.7
                                                 ------------      ------------
                                                 $    8,124.1      $    7,883.4
                                                 ============      ============

3. PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                                 JUN 30, 1998      DEC 31, 1997
                                                 ------------      ------------
Land............................................ $      360.0      $      360.0
Building and improvements.......................      2,180.2           1,933.2
Machinery and equipment.........................      3,055.0           2,899.5
Office furniture and equipment..................      1,319.7           1,115.0
                                                 ------------      ------------
                                                      6,914.9           6,307.7
Less accumulated depreciation and amortization..      2,116.4           1,747.6
                                                 ------------      ------------
                                                 $    4,798.5      $    4,560.1
                                                 ============      ============

                         BIOSOURCE INTERNATIONAL, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE (IN THOUSANDS)

   Long-term debt consists of the following:

                                                                             JUN 30, 1998             DEC 31, 1997
                                                                             ------------             ------------
9.4% first mortgage note payable in monthly
   installments of $6,896, including interest, with final
   payment of $535,178 due April 2006                                        $      713.4             $      720.9

7.6% second mortgage note payable due June 2016,
   payable in monthly installments of $5,369,
   including interest                                                               585.9                    593.4

6.0% capital lease obligation payable in monthly installments
   Of $290, including interest,with final payment due Feb 2001                       11.8                     12.6
                                                                             ------------             ------------
                                                                                  1,311.1                  1,326.9
Less current portion                                                                 35.9                     34.5
                                                                             ------------             ------------
                                                                             $    1,275.2             $    1,292.4
                                                                             ============             ============


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

The reconciliations of the numerators and denominators of the basic and diluted earnings per share computations are as follows:

                                           Six Months Ended                             Six Months Ended
                             -------------------------------------------  -------------------------------------------
                                             June 30, 1998                                June 30, 1997
                             -------------------------------------------  -------------------------------------------
                                Income         Shares        Per Share       Income         Shares        Per Share
                             (Numerator)    (Denominator)      Amount     (Numerator)    (Denominator)      Amount
                             -----------    -------------   ------------  -----------    -------------   ------------
Computation of basic EPS
    net income                   1,617.4          7,889.8           0.21      1,634.6          8,341.3           0.20

Effect of dilutive
    securities:

Stock options                         --            553.7             --           --            676.9             --

Warrants                              --               --             --           --             26.6             --

Computation of diluted
                                            -------------                                -------------
    EPS net income               1,617.4          8,443.5           0.19      1,634.6          9,044.8           0.18

                         BIOSOURCE INTERNATIONAL, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           Three Months Ended                           Three Months Ended
                             -------------------------------------------  -------------------------------------------
                                             June 30, 1998                                June 30, 1997
                             -------------------------------------------  -------------------------------------------
                                Income         Shares        Per Share       Income         Shares        Per Share
                             (Numerator)    (Denominator)      Amount     (Numerator)    (Denominator)      Amount
                             -----------    -------------   ------------  -----------    -------------   ------------
Computation of basic EPS
    net income                     801.4          7,596.0           0.11        772.5          8,341.6           0.09

Effect of dilutive
    securities:

Stock options                         --            553.7             --           --            651.5             --

Warrants                              --               --             --           --             26.6             --

Computation of diluted
                                            -------------                                -------------
    EPS net income                 801.4          8,149.7           0.10        772.5          9,019.7           0.09



6. NEW ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Boards issued SFAS No. 130, "Reporting Comprehensive Income," which became effecitve for fiscal years beginning after December 31, 1997. SFAS 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows:

                                              June 30, 1998                                    June 30, 1997
                                ----------------------------------------          ----------------------------------------
                                                   Tax                                               Tax
                                Before-tax      (expense)     Net of Tax          Before-tax      (expense)     Net of Tax
                                  Amount       or benefit       Amount              Amount       or benefit       Amount
                                ----------     ----------     ----------          ----------     ----------     ----------
Foreign currency translation
adjustments                     $     (6.8)    $       --     $     (6.8)         $   (826.0)    $       --     $   (826.0)
                                ----------     ----------     ----------          ----------     ----------     ----------

Other comprehensive loss        $     (6.8)    $       --     $     (6.8)         $   (826.0)    $       --     $   (826.0)
                                ==========     ==========     ==========          ==========     ==========     ==========

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

OVERVIEW

     BioSource International, Inc. ("BioSource") develops, manufactures, markets and distributes products and services that are widely used in biomedical research. The Company's products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. The Company develops, manufactures, markets and distributes a wide variety of immunoassay and ELISA test kits; immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules) and monoclonal and polyclonal antibodies. The Company also develops, manufactures, markets and distributes a variety oligonucleotides and manufactures custom oligonucleotides to the specifications of its customers. The Company uses recombinant DNA technology to produce cytokines and other proteins. Because the Company's products are currently sold in the U.S. only to the research market, the Company is not subject to regulation by the FDA, and therefore undertakes none of the risks associated with the research and development of new drugs.


RESULTS OF OPERATIONS

SALES

     Sales for the quarter ended June 30, 1998 increased $279,300 or 5.5% to $5,323,700 from $5,044,400 for the quarter ended June 30, 1997. Sales for the six months ended June 30, 1998 increased $131,700 or 1.3% to $10,624,600 from $10,492,900 for the six months ended June 30, 1997.

     The increase in sales for the quarter ending June 30, 1998 was due to strong sales from our U.S. operations with significant increases in sales of ELISA kits, Oligonucleotides and the introduction of a line of Cytoset kits. These sales increases were offset by declines in sales from the Company's European operations, due in large part to the increased strength of the U.S. dollar relative to certain European currencies. Had European currency exchange rates remained constant for the three months ended June 30, 1998, when compared with the same period in 1997, overall sales growth would have been 8.6%.

     The increase in sales for the six months ended June 30, 1998 was due to sales from our U.S. operations with increases in ELISA kits, Oligonucleotides and the introduction of a line of Cytoset kits. Sales of the U.S. Operations in comparison to the same period in 1997, was somewhat diminished as the result of large stocking orders received from certain distributors in the first quarter of 1997 which were not repeated in 1998. These sales increases were offset by declines in sales from the Company's European operations, due in large part to the increased strength of the U.S. dollar relative to certain European currencies. Had European currency exchange rates remained constant for the six months ended June 30, 1998, when compared with the same period in 1997, overall sales growth would have been 5.1%.

GROSS MARGINS

     Gross margins as a percentage of Sales of 63.3% for the quarter ended June 30, 1998 decreased 1.3 percentage points when compared to 64.6% for the quarter ended June 30, 1997. Gross margins for the six months ended June 30, 1998 of 64.9%, increased 0.8 percentage points when compared to 64.1% for the quarter ended June 30, 1997. Gross margins of the US Operations for the quarter ended June 30, 1998 remained stable at 69.9% when compared to 69.5% for the quarter ended June 30, 1997 and increased 1.0 percentage points to 71.5% for the six months ended June 30, 1998 from 70.5% for the six months ended June 30, 1997. Gross margins of the European operations, for the quarter ended June 30, 1998, decreased 5.3 percentage points to 53.2% when compared to 58.5% for the quarter ended June 30, 1997 whereas margins for the six months ended June 30, 1998 decreased 0.9 percentage points to 54.8% from 55.7% when compared to the six months ended June 30, 1997.

     Gross margins for the US operations slightly increased due to efficiencies in the Company's US manufacturing operations. Gross margins for the European operations declined primarily due to excess capacity. The Company expects the cost of excess.

capacity to continue to effect operating results until sales of products manufactured in Europe increase or costs of the manufacturing operation are appropriately reduced.

RESEARCH AND DEVELOPMENT

     The Company's research and development expenses increased $154,200 or 29.4% and $192,300 or 18.3% for the quarter and six months ended June 30 1998 when compared to the quarter and six months ended June 30 1997, respectively. Research and development expenses increased due to the addition of personnel and associated expenditures related to the development of new product lines as well as the development of additions to the Company's existing product lines.

SALES AND MARKETING

     The Company's sales and marketing expenses decreased $24,900 or 2.4% and $249,900 or 12.1% for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. In general, the Company's sales and marketing operations are expanding and costs are increasing but these increases are offset by expense reductions primarily as a result of the closure of certain European operations in the last half of 1997.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $72,900 or 8.7% and $100,300 or 5.9% for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997. General and administrative expenses increased due to increases in staffing costs offset by reduction in costs resulting from the closure of certain European operations.

OTHER INCOME (EXPENSE), NET

     Other income, net was $149,700 and $118,000 for the quarter and six months ended June 30, 1998, a decrease of $34,800 or 18.9% and $362,100 or 75.4% when compared to the quarter and six months ended June 30, 1997, respectively. This was a direct result of moving expense charges from the relocation of the Company's manufacturing and sales and administrative offices in Fleurus, Belgium to Nivelles, Belgium. In March of 1997, the Company realized a one-time $200,000 signing payment received from a distributor pursuant to a distribution agreement with such distributor.

PROVISION FOR INCOME TAXES

     The provision for income taxes for the quarter and six months ended June 30, 1998 of $137,200 and $523,900 respectively reflects the utilization of certain net operating losses that we acquired in the acquisition of Medgenix Diagnostics. Management expects future benefit from these net-operating losses with effective tax rates ranging between 28% and 31%. In addition, U.S. corporate taxes reflect the tax benefits of a foreign sales corporation, credits for increased research and development expenditures and the California manufacturers tax credit.

YEAR 2000

     The Company has developed a plan to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements which are expected to be completed in 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998 cash and cash equivalents and short term investments in marketable securities amount to $9,115,700 when compared to $14,446,200 at December 31, 1997. The Company's policy is to maintain liquidity in its investments to provide working capital and have the ability to react to future potential long term investment opportunities in complementary business, products or technologies. The reduction in cash resulted primarily from the purchase of the Company's stock under the stock repurchase program.

     Management of the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations. However, the Company may raise additional capital from time to time to take advantage of favorable conditions in the market or in connection with the Company's corporate development activities.

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

     The Company generated $863,900 and used $5,900 for the six months ended June 30, 1998 and 1997, respectively. The increase in the six months ended June 30, 1998 is a result of positive net earnings after adjustment for noncash expenses, partially offset by increases and decreases in current assets and liabilities from period to period.

CASH FLOWS FROM INVESTING ACTIVITIES

       Capital expenditures were $616,100 and $518,100 for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures included the purchase of laboratory, manufacturing and computer equipment.

CASH FLOW FROM FINANCING ACTIVITIES

       The Company received $56,300 and $100,100 from the exercise of stock options for 25,114 and 48,142 shares of common stock during the six months ended June 30, 1998 and 1997, respectively. The Company paid out $5,564,800 and $311,600 for the repurchase of stock for 833,200 and 43,000 shares of common stock during the six months ended June 30, 1998 and 1997, respectively, under the Company's stock repurchase program.

       In April 1997, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its outstanding common stock at market price. In December 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 additional shares of the outstanding common stock at market price. As of June 30, 1998 the Company had purchased a total of 1,116,500 shares of Company common stock for $7,309,300.

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

                          PART II--OTHER INFORMATION


Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On July 17, 1998 the Proposals below were submitted to a vote of security holders at the Annual Meeting of the Shareholders of BioSource International,
Inc.:

Proposal 1. The election of the following persons to serve as directors of BioSource International, Inc., a Delaware corporation, until the next regular Annual Meeting of the Shareholders of BioSource International, Inc. and until their successors have been duly elected and qualified:

                            FOR           AGAINST    ABSTAIN      NON-VOTES
James H. Chamberlain        6,779,850     9,529      13,277       0
Leonard M. Hendrickson      6,780,150     9,529      12,977       0
David S. Moffa, Ph.D.       6,780,150     9,529      12,977       0
Robert D. Weist             6,779,050     9,529      14,077       0
John R. Overturf, Jr.       6,779,150     9,529      13,977       0

Proposal 2. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1998:

                            FOR           AGAINST    ABSTAIN      NON-VOTES
                            6,782,899     2,892      16,865       0

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits
Copies of the press release are attached to Form 8-K.

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

                                      BIOSOURCE INTERNATIONAL, INC.

                                      Larry A. May
                                      ------------------------------------------
                                      Larry A. May
August 13, 1998                       Vice President and Chief Financial Officer



                                      James H. Chamberlain
                                      ------------------------------------------
                                      James H. Chamberlain
August 13, 1998                       President and Chief Executive Officer