Form 10-Q
period 1998-09-30
BIOSOURCE INTERNATIONAL INC
filed 1998-11-16
CIK 860451

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            _______________________

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                            _______________________

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                        COMMISSION FILE NUMBER 000-21930

                         BIOSOURCE INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

              DELAWARE                                           77-0340829
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

 820 FLYNN ROAD, CAMARILLO, CALIFORNIA                             93012
(Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code:  (805) 987-0086



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES  X      NO
                                ---        ---

   The number of shares of the Registrant's common stock, $.001 par value, outstanding as of October 31, 1998 was 7,176,629

================================================================================

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 1998


                                     INDEX



                                                                                                     PAGE NO.
                                                                                                     --------
                                 PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets as of September 30, 1998
          (unaudited) and December 31, 1997                                                             3

          Condensed Consolidated Statements of Operations for the three and nine
          months ended September 30, 1998 and 1997 (unaudited)                                          4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1998 and 1997 (unaudited)                                          5

          Notes to Condensed Consolidated Unaudited Financial Statements                                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                 11

                                  PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                              15

SIGNATURES                                                                                             16

                        PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
        (Amounts in thousands, except for share and per share amounts)

                                                                           SEPTEMBER 30,               DECEMBER 31,
                                                                               1998                        1997
                                                                          ---------------            ---------------
                                                                             (Unaudited)
                                               ASSETS
Current assets:
   Cash & cash equivalents                                                $       8,399.7            $       9,477.5
   Short-term investments                                                             -                      4,968.7
   Accounts receivable, less allowance for doubtful accounts
    of $491.0 in 1998 and $203.0 in 1997                                          4,773.5                    3,459.5
   Inventories, net                                                               4,140.0                    7,883.4
   Prepaid expenses and other current assets                                      1,704.6                    1,599.3
   Deferred income taxes                                                            245.5                      248.0
                                                                          ---------------            ---------------
               Total current assets                                              19,263.3                   27,636.4

Property and equipment, net                                                       5,258.0                    4,560.1
Other assets                                                                        738.7                      737.6
Deferred income taxes                                                             1,583.9                      223.0
                                                                          ---------------            ---------------
                                                                          $      26,843.9            $      33,157.1
                                                                          ===============            ===============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $       1,568.9            $       1,446.4
    Accrued expenses                                                              1,942.0                    1,472.7
    Notes payable to bank, current portion                                           36.5                       34.5
    Income tax payable                                                              228.2                      252.8
                                                                          ---------------            ---------------
               Total current liabilities                                          3,775.6                    3,206.4

Notes payable to bank, less current portion                                       1,266.6                    1,292.4
                                                                          ---------------            ---------------
               Total liabilities                                                  5,042.2                    4,498.8

Stockholders' equity:
Common stock, $.001 par value. Authorized 20,000,000
   shares: outstanding 7,176,629 shares at
   September 30, 1998 and 8,431,015 shares at December 31, 1997                       7.2                        8.4
Additional paid-in capital                                                       21,054.8                   27,304.5
Retained earnings                                                                 1,463.1                    2,506.5
Accumulated other comprehensive loss                                               (723.4)                  (1,161.1)
                                                                          ---------------            ---------------
               Total stockholders' equity                                        21,801.7                   28,658.3
                                                                          ---------------            ---------------
                                                                          $      26,843.9            $      33,157.1
                                                                          ===============            ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                                1998             1997              1998               1997
                                                         --------------    --------------    ----------------    ---------------
Net sales                                                $      5,714.3    $      5,182.5    $       16,339.0    $      15,675.3
Cost of sales                                                   6,689.5           1,869.9            10,422.3            5,639.7
                                                         --------------    --------------    ----------------    ---------------
    Gross profit                                                 (975.2)          3,312.6             5,916.7           10,035.6
                                                         --------------    --------------    ----------------    ---------------

Operating expenses:
    Research and development                                      679.1             477.5             1,919.7            1,525.8
    Sales and marketing                                         1,133.8             943.1             2,957.7            3,017.0
    General and administrative                                  1,004.9             890.2             2,808.9            2,593.9
                                                         --------------    --------------    ----------------    ---------------
    Total operating expenses                                    2,817.8           2,310.8             7,686.3            7,136.7
                                                         --------------    --------------    ----------------    ---------------

                                                         --------------    --------------    ----------------    ---------------
Operating income (loss)                                        (3,793.0)          1,001.8            (1,769.6)           2,898.9

Interest income, net                                               71.8             157.0               332.1              419.4
Other income (expense), net                                        96.4              28.0               (45.9)             245.7
                                                         --------------    --------------    ----------------    ---------------
Income (loss) before income taxes                              (3,624.8)          1,186.8            (1,483.4)           3,564.0
Provision (benefit) for income taxes                             (963.9)            331.4              (440.0)           1,074.0
                                                         --------------    --------------    ----------------    ---------------
Net income (loss)                                        $     (2,660.9)   $        855.4    $       (1,043.4)   $       2,490.0
                                                         ==============    ==============    ================    ===============

Net income (loss) per share:
    Basic                                                $        (0.37)   $         0.10    $          (0.14)   $          0.30
                                                         --------------    --------------    ----------------    ---------------
    Diluted                                              $        (0.37)   $         0.10    $          (0.14)   $          0.28
                                                         --------------    --------------    ----------------    ---------------
Shares used to compute net income (loss) per share:
    Basic                                                       7,254.7           8,305.6             7,620.0            8,353.3
                                                         --------------    --------------    ----------------    ---------------
    Diluted                                                     7,254.7           8,889.5             7,620.0            9,005.0
                                                         --------------    --------------    ----------------    ---------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                          -----------------------------------
                                                                              1998                   1997
                                                                          -------------          ------------
Cash flows from operating activities:
   Net income (loss)                                                    $      (1,043.4)       $      2,490.0

   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                               700.3                 544.6
      Loss on sale of fixed assets                                                   --                  (7.6)
      Unrealized exchange loss                                                      1.9                  41.1
   Changes in assets and liabilities:
      Accounts receivable                                                      (1,314.0)               (621.4)
      Inventories, net                                                          3,743.4                (620.9)
      Prepaid expenses and other current assets                                  (102.7)               (449.4)
      Deferred income taxes                                                    (1,360.9)                (45.8)
      Other assets                                                                (62.1)                 64.0
      Accounts payable                                                            122.5                (222.8)
      Accrued expenses                                                            469.4                (543.4)
      Income tax payable                                                          (24.6)                  2.6
                                                                        ---------------        --------------
         Net cash provided by operating activities                              1,129.8                 631.0
                                                                        ---------------        --------------

Cash flows from investing activities:
   Purchase of property and equipment                                          (1,342.5)               (508.8)
   Proceeds from sale of property and equipment                                     3.1                  21.5
   Purchase of investments                                                     (7,614.8)            (16,226.3)
   Proceeds from sale of investments                                           12,583.5              17,553.8
                                                                        ---------------        --------------
         Net cash provided by investing activities                              3,629.3                 840.2
                                                                        ---------------        --------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                                     59.0                 134.6
   Proceeds from the exercise of warrants                                            --                  64.8
   Payments to acquire treasury stock                                          (6,309.9)               (725.7)
   Repayments to bank                                                             (23.0)                (21.2)
   Payments of capital lease obligations                                           (0.7)                 (1.6)
                                                                        ---------------        --------------
         Net cash used in financing activities                                 (6,274.6)               (549.1)
                                                                        ---------------        --------------

         Net increase (decrease) in cash and
            cash equivalents                                                   (1,515.5)                922.1

Effect of exchange rate on cash                                                   437.7                (150.0)
                                                                        ---------------        --------------
Cash and cash equivalents at beginning
   of period                                                                    9,477.5               3,606.9
                                                                        ---------------        --------------
Cash and cash equivalents at end
   of period                                                            $       8,399.7        $      4,379.0
                                                                        ===============        ==============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                          $          89.9        $         95.1
      Income taxes                                                      $       1,118.5        $        709.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED (UNAUDITED) FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of BioSource International, Inc. are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the BioSource International, Inc. Annual Report on Form 10-K, for the fiscal year ended December 31, 1997. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which are necessary for a fair presentation. The results of operations for the three and nine month period ended September 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year.

2.  GENERAL

     BioSource International, Inc. ("BioSource" or the "Company") develops, manufactures, markets and distributes products and services that are widely used in biomedical research. The Company's products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. The Company has a wide variety of products, including immunoassay and ELISA test kits; immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. The Company also manufactures and markets custom oligonucleotides to the specifications of its customers. The Company uses recombinant DNA technology to produce cytokines and other proteins. Because the Company's products are currently sold in the U.S. only to the research market, the Company is not subject to regulation by the FDA.

The principal offices of the Company are located at 820 Flynn Road, Camarillo, California, 93012, telephone number (805) 987-0086.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
       The consolidated financial statements include the accounts of BioSource International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
       Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

Investments
       The Company accounts for its investments using Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 1998, the Company had no investments classified as short-term investments (mature in more than 91 days but less than one year). As of December 31, 1997, the Company had investments in U.S. Treasury securities that are classified in the consolidated balance sheet as short-term (mature in more than 91 days but less than one year). These investments were categorized as held to maturity when purchased and were carried at cost since the Company had both the intent and the ability to hold these investments until maturity.

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

Property and Equipment
       Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives which generally range from three to ten years. Real property is depreciated over thirty nine years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the lease term, whichever is shorter.

License Agreements
       License agreements are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term which is generally between five and ten years. These costs are included in other assets in the accompanying consolidated condensed balance sheet.

Sale Recognition
       Sales and related cost of goods sold are recognized upon the shipment of product.

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

Accounting for Stock Options
       The Company measures stock-based compensation for employees using the intrinsic-value method, which assumes that options granted at market price at the date of grant have no intrinsic value.

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

Foreign Currency Translation
       The assets and liabilities of the Company's foreign subsidiary, whose functional currency is Belgian francs, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income. Gains and losses from foreign currency transactions are included in net income.

4. INVENTORIES (AMOUNTS IN THOUSANDS)

                                                               SEPT 30, 1998     DEC 31, 1997
                                                               -------------     ------------
Raw materials..................................................  $1,358.2          $1,305.8
Intermediates..................................................   2,410.6           2,278.7
Work in process................................................   1,492.5           1,013.0
Finished goods.................................................   3,315.4           3,660.6
                                                               -------------     ------------
                                                                  8,576.7           8,258.1
Less inventory reserve.........................................   4,436.7             374.7
                                                               -------------     ------------
                                                                 $4,140.0          $7,883.4
                                                               =============     ============

     During the three months ended September 30, 1998, the Company recorded a charge of approximately $4,300,000 related to (1) the establishment of a valuation reserve for the Company's current antibody inventory and (2) the downward revision of the Company's standard costs for ELISA test kits and products manufactured in Europe. See "gross profit" in Management's Discussion and Analysis of Financial Condition for further discussion of these charges.

5. PROPERTY AND EQUIPMENT (AMOUNTS IN THOUSANDS)

                                                               SEPT 30, 1998     DEC 31, 1997
                                                               -------------     ------------
Land...........................................................  $  360.0          $  360.0
Building and improvements......................................   2,296.3           1,933.2
Machinery and equipment........................................   3,462.3           2,899.5
Office furniture and equipment.................................   1,526.7           1,115.0
                                                               -------------     ------------
                                                                  7,645.3           6,307.7
Less accumulated depreciation..................................   2,387.3           1,747.6
                                                               -------------     ------------
                                                                 $5,258.0          $4,560.1
                                                               =============     ============

6. NOTES PAYABLE TO BANK (AMOUNTS IN THOUSANDS, EXCEPT PAYMENT INFORMATION)

                                                               SEPT 30, 1998     DEC 31, 1997
                                                               -------------     ------------
9.4% first mortgage note payable in monthly
installments of $6,900, including interest,
with final payment of $535,200 due April 2006..................  $  709.3          $  720.9

7.6% second mortgage note payable due
June 2016, payable in monthly installments of
$5,400 including interest......................................     582.0             593.4

6.0% capital lease obligation payable in
monthly installments of $300, including interest,
with final payment due February 2001...........................      11.8              12.6
                                                               -------------     ------------
                                                                  1,303.1           1,326.9
Less current portion...........................................      36.5              34.5
                                                               -------------     ------------
                                                                 $1,266.6          $1,292.4
                                                               =============     ============

7. COMPUTATION OF NET INCOME (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, for which common stock equivalents are not considered, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements. The Company adopted SFAS No. 128 for the quarter ended December 31,1997.

     The following table sets forth the computation of basic and diluted net income per share:

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ------------------------        -------------------------
                                                            1998          1997             1998            1997
                                                         ---------     ----------        ---------      ----------
Numerator:
Net income (loss) available to common
 stockholders............................................$(2,660.9)    $    855.4        $(1,043.4)       $2,490.0
                                                         =========     ==========        =========      ==========
Denominator:
Shares used for basic net income per share
 calculation-weighted average shares outstanding.........  7,254.7        8,305.6          7,620.0         8,353.3

Common stock equivalents:
  Stock options..........................................     -             583.9            -               651.7
                                                         ---------     ----------        ---------      ----------

Shares used for diluted net income per share
 calculation.............................................  7,254.7        8,889.5          7,620.0         9,005.0
                                                         ---------     ----------        ---------      ----------

       Options to purchase 1,486,022 shares at a weighted average exercise price of $3.65 per share and 777,300 shares at a weighted average exercise price of $4.10 per share were outstanding as of September 30, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share for either period because the effect would be anti-dilutive.

       Warrants to purchase 100,000 shares at a weighted average exercise price of $7.50 per share were outstanding as of September 30, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

       Warrants to purchase 118,100 shares at a weighted average exercise price of $11.10 per share were outstanding as of September 30, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.


8. OTHER COMPREHENSIVE INCOME

       In 1997, the Financial Accounting Standards Boards issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for fiscal years beginning after December 31, 1997. SFAS 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows:

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                          ---------------------------------      ---------------------------------
                                                1998                1997               1998                1997
                                          --------------     --------------      --------------     --------------
Foreign currency translation
adjustments                              $         444.5    $        (103.2)    $         437.7    $        (929.2)
                                          --------------     --------------      --------------     --------------

Other comprehensive income (loss)        $         444.5    $        (103.2)    $         437.7    $        (929.2)
                                          ==============     ==============      ==============     ==============

9. LEGAL PROCEEDINGS

       The Company is not a party to nor is any of its property subject to any material pending legal proceedings.

10. STOCK REPURCHASE ACTIVITY

     In April 1997, the Board of Directors of the Company authorized the repurchase of 200,000 shares of its outstanding common stock at market price. In December 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 additional shares of its outstanding common stock at market price and during the three months ended September 30, 1998, the Company was authorized to extend the repurchase program up to 1,500,000 shares of the Company's common stock.

     For the three and nine months ended September 30, 1998, the Company repurchased 163,000 and 996,200 shares, respectively, for average purchase prices of $4.57 and $6.33 per share, respectively.


11. SUBSEQUENT EVENTS

     On October 13, 1998, BioSource signed a letter of intent to purchase the common stock of Quality Controlled Biochemicals (QCB). QCB, founded in 1992, is a manufacturer of phosphopeptides, phosphorylation state-specific antibodies, custom peptides and antibodies for academic, biotechnology, and pharmaceutical research. BioSource will acquire all of the outstanding stock of QCB for approximately $13,500,000 in cash. The acquisition will be accounted for as a purchase transaction.

     On October 26, 1998, the Company signed a letter of intent to acquire all of the assets of Biofluids, Inc. Biofluids manufactures and sells serum, media and buffers. Biofluids serves academic, biotechnology, and pharmaceutical researchers primarily in the Washington, D.C. area. BioSource will acquire Biofluids' assets for approximately $2,700,000 in cash. The acquisition will be accounted for as a purchase transaction.

     Both of the above acquisitions are subject to a number of significant conditions and contingencies, including due diligence investigations of both QCB and Biofluids, the negotiation and execution of definitive purchase agreements and the obtaining of any necessary governmental and third party consents. Both acquisitions are scheduled to be completed by the end of this year. See "Trends and Uncertainties" for further discussion of risks associated with acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in the Company's 10-K for the fiscal year ended December 31, 1997, and all other recent filings BioSource has made with the Securities and Exchange Commission.

       This Form 10-Q contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as "believes", "designed", "anticipates", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of products and technologies and other factors described throughout this Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. The actual results that the Company achieves may differ from any forward-looking statements due to such risks and uncertainties. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

OVERVIEW

       BioSource International, Inc. develops, manufactures, markets and distributes products and services that are widely used in biomedical research. The Company's products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. The Company has a wide variety of products, including immunoassay and ELISA test kits; immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. The Company also manufactures and markets custom oligonucleotides to the specifications of its customers. The Company uses recombinant DNA technology to produce cytokines and other proteins. Because the Company's products are currently sold in the U.S. only to the research market, the Company is not subject to regulation by the FDA.

RESULTS OF OPERATIONS

       Net Sales: Net sales for the three and nine months ended September 30, 1998 of $5,714,300 and $16,339,000 increased 10.3% and 4.2% or $531,800 and
$663,700, respectively, from net sales of $5,182,500 and $15,675,300 for the three and nine months ended September 30, 1997.

     U.S domestic net sales for the three and nine months ended September 30, 1998 of $2,396,800 and $6,524,100, respectively, increased 21.4% and 13.6% or
$422,100 and $780,100, respectively, from $1,974,700 and $5,744,000, for the three and nine month periods ended September 30, 1997, respectively. The increase for the three month period is primarily due to strong sales of custom oligonucleotides and ELISA test kits. For the nine month period, U.S. sales increased 13.6% as compared to the prior year primarily due to strong sales of ELISA test kits, oligonucleotides, and antibody products.

     International net sales for the three and nine months ended September 30, 1998 of $3,317,500 and $9,814,900, respectively, increased 3.4% and decreased 1.2% or $109,700 and $116,400, respectively, from $3,207,800 and $9,931,300 for the three and nine month periods ended September 30, 1997, respectively. The increase for the three month period is primarily due to a 21% increase in sales to Japanese customers as compared to the prior year. European sales for the three months were approximately the same as the prior year. European sales of ELISA test kits and other research products were strong, however, these increases were offset by expected declines in sales of radioimmunoassay (RIA) diagnostics. The decrease for the nine months ended September 30, 1998 was due to a 4.7% decline in sales in Europe offset by an increase in sales to Japanese customers of 21%. European sales of other research products were approximately the same as the prior year, however, sales of the RIA products have been in decline for several quarters due to heavy competition from diagnostic tests formatted for automated equipment.

       Gross Profit: Gross profit (loss) for the three and nine months ended September 30, 1998 of $(975,200) and $5,916,700, respectively, decreased 129.4% and 41.0% or $4,287,800 and $4,118,900, respectively, from gross profit of $3,312,600 and $10,035,600 for the three and nine months ended September 30, 1997, respectively. The decline in gross profit is primarily due to increased charges to cost of sales of approximately $4,300,000 related to (1) the establishment of a valuation reserve for the Company's current antibody inventory and (2) the downward revision of the Company's standard costs for ELISA test kits and products manufactured in Europe. The Company's strategy is to maintain a broad base of products available for sale to its customers. With regard to the antibody inventory, the Company offers over 1,000 antibodies for sale and finds it to be more cost efficient to produce large quantities of the antibody product during each production run, however, the inventory turns slowly. Attempts have been made to reduce the quantity of antibody inventory maintained in stock in order to increase the inventory turnover, however, this approach did not allow the Company to maintain the proper strategic levels of inventory necessary to properly service the customer needs. As a result, in order to reduce the risk of excess or slow moving inventory resulting from the large production runs, the proper financial management policy with regard to the antibody inventory was determined to be one of expensing the cost of production as incurred as a component of cost of sales.

     Research and Development: For the three and nine months ended September 30, 1998, research and development expenses of $679,100 and $1,919,700, respectively, increased 42.2% and 25.8 % or $201,600 and $393,900, respectively, from research and development expenses of $477,500 and $1,525,800 for the three and nine months ended September 30, 1997, respectively, while increasing as a percent of net sales to 11.9% and 11.7% for the three and nine months ended September 30, 1998, respectively, from 9.2% and 9.7% for the three and nine months ended September 30, 1997, respectively. Research and development expenses increased due to the addition of personnel, expenditures related to the development of new product lines and additions to current product lines, and a reduction in grant funds received in the current fiscal year as compared to the prior year.

     Sales and Marketing: For the three and nine months ended September 30, 1998, sales and marketing expenses of $1,133,800 and $2,957,700 increased 20.2% and decreased 2.0% or $190,700 and $59,300 respectively, from sales and marketing expenses of $943,100 and $3,017,000 for the three and nine months ended September 30, 1997, respectively, while increasing and decreasing as a percent of net sales to 19.8% and 18.1% for the three and nine months ended September 30, 1998, respectively, from 18.2% and 19.2% for the three and nine months ended September 30, 1998 respectively. The increase for the three month period is largely due to increases in headcount in the field sales force and to advertising. The decrease for the nine month period is largely due to reduced advertising and promotional expenses for the period and to expense reductions achieved through the closure of certain European operations during 1997.

     General and administrative: For the three and nine months ended September 30, 1998, general and administrative expenses of $1,004,900 and $2,808,900 increased 12.9% and 8.3% or $114,700 and $215,000, respectively, from general and administrative expenses of $890,200 and $2,593,900 for the three and nine months ended September 30, 1997, while increasing as a percent of net sales to 17.6% and 17.2% for the three and nine months ended September 30, 1998, respectively, from 17.2% and 16.5% for the three and nine months ended September 30, 1997, respectively. General and administrative expenses for the three and nine month periods increased largely due to increases in staffing costs related to adjusting salary levels of key staff members to levels consistent with industry norms, partially offset by a reduction in costs related to the closure of certain European operations.

     Interest income, net: For the three and nine months ended September 30, 1998, net interest income of $71,800 and $332,100 decreased 54.3% and 20.8% or $85,200 and $87,300, respectively, from net interest income of $157,000 and $419,400 for the three and nine months ended September 30, 1997, respectively. Net interest income decreased primarily due to the reduction in cash resulting from the purchase of treasury stock.

     Other income (expense), net: For the three and nine months ended September 30, 1998, other income (expense), net of $96,400 and $(45,900), respectively, primarily represents the effect of foreign currency adjustments during the three and nine month periods ending September 30, 1998. Also affecting the nine month period were moving costs associated with the relocation of the Company's offices from Fleurus, Belgium to Nivelles, Belgium. During the nine months ended September 30, 1997, other income included a one-time $200,000 signing payment received from a distributor pursuant to a distribution agreement with such distributor.

     Income Taxes: For the three and nine months ended September 30, 1998, the benefit for income taxes of $(963,900) and $(440,000) reflects the tax benefit recorded primarily due to operating losses incurredduring the three and nine months ended September 30, 1998. Management expects future pretax income to be taxed at an effective rate ranging between 29% and 31%. In addition, the Company realizes U.S. corporate tax benefits associated with a foreign sales corporation, credits for increased research and development expenditures and the California manufacturers tax credit.



TRENDS AND UNCERTAINTIES:

     The Company intends to consummate two acquisitions which are primarily intended to broaden the Company's product portfolio, increase sales to current and new customers, and provide new strategic locations for the manufacture and sale of products. Implementation of these strategic transactions could result in charges and write-downs having an adverse effect on the Company's financial results. In addition, there are business risks associated with acquisitions, including the successful integration of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, and the integration of acquired products. There can be no assurance that these efforts will be successful, or if successful, will produce the desired results.

YEAR 2000:

     The following statements constitute a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

     BioSources' review of accounting and business systems in order to ensure Year 2000 compliance is proceeding on schedule. Phase I of this project is the assessment and identification phase. Phase II is the completion of necessary modifications and upgrades identified during phase I. The Company expects to complete both phase I and phase II during the first half of 1999. As part of phase I, the Company has engaged an outside consulting firm to assess issues surrounding its desktop computer and telephone systems. Additionally, the Company has assessed its accounting systems. To date, the Company has identified that one of its accounting systems is not currently Year 2000 compliant and, during phase II, a normal conversion and upgrade path is planned which will provide the Company with the Year 2000 compliant current release of the accounting system. The Company expects to complete this conversion during the first half of 1999.

     Also as part of phase I, the Company is assessing other business and operational systems and contacting suppliers and customer in an effort to identify additional Year 2000 issues. BioSource expects to complete modifications identified as part of this effort during the first half of 1999.

     To date, the Company has spent an immaterial amount on its compliance program, and does not expect the cost associated with required modifications and capital expenditures to become Year 2000 compliant to exceed $100,000. The foregoing costs do not include the Company's internal costs (principally the payroll costs for those person's working on the project), which costs the Company does not track.

     The reasonably likely "worse case" scenario of the Company's failure to correct a material Year 2000 problem would likely be an interruption in, or a failure of, certain normal business activities or operations. Such failures could adversely affect the Company's results of operations, liquidity, and financial condition. The Year 2000 project is expected to reduce the Company's level of uncertainty about the Year 2000 problem. The Company does not generally rely on sole source suppliers, and consequently believes that it will have alternative sources of supply available to it as a contingency in the event any of its suppliers suffer material Year 2000 problems. The Company does not anticipate material problems with its power supply or telecommunications. The Company believes that, with the implementation of the new business systems and completion as scheduled, the possibility of significant interruptions of normal operations should be reduced.


RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is evaluating the Statement's provisions to determine the effect on its financial statements. In addition, the impact of SFAS No. 133 will depend on the terms of future transactions.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short term investments as of September 30, 1998 of $8,399,700 decreased by 41.9% or $6,046,500 from $14,446,200 at December
31, 1997. The Company's policy is to maintain liquidity in its investments to provide working capital and have the ability to react to future potential long term investment opportunities in complementary businesses, products or technologies. Working capital, which is the excess of current assets over current liabilities, at September 30, 1998 was $15,487,700 as compared to $24,430,000 at December 31, 1997 representing a decrease of 36.6% or $8,942,300. The reduction in cash and working capital resulted primarily from the purchase of the Company's stock under the stock repurchase program and the charges associated with the reduction of the inventory valuation during 1998. Also affecting the Company's working capital during 1998 is an accounts receivable increase of approximately $975,000 in the Company's European operation. This increase resulted from a slowdown in collections activities during the June 1998 quarter due to both the Company's simultaneous move to new facilities in Belgium and the conversion to a new computer system. Increased efforts are currently being undertaken to return these receivables to prior levels. The Company does not anticipate any increase in bad debts as a result of this issue.

     Capital expenditures of $1,342,500 were primarily for the purchases of laboratory, manufacturing and computer equipment.

     In April 1997, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its outstanding common stock at market price. In December 1997, the Board of Directors authorized the Company to repurchase up to 1,000,000 additional shares of its outstanding common stock at market price and during the three months ended September 30, 1998, the Company was authorized to extend the repurchase program up to 1,500,000 shares of the Company's stock.
For the nine months ended September 30, 1998, the Company has repurchased 996,200 shares of the Company's common stock for $6,309,900, an average price of $6.33. As of September 30, 1998, the Company has repurchased a total of 1,279,500 shares of the Company's common stock for $8,054,300, an average price of $6.29 per share since the inception of the repurchase program in April 1997.

     The Company has never paid dividends and has no plans to do so in fiscal 1998. The Company's earnings will be retained for reinvestment in the business.

     The Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations. However, the Company may raise additional capital or secure debt financing from time to time to take advantage of favorable conditions in the market or in connection with the Company's corporate development activities.

     The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are consummated. The Company is also subject to certain exposures arising from the translation and consolidation of the financial results of its foreign subsidiaries. There can be no assurance that actions taken to manage such exposures will continue to be successful or that future changes in currency exchange rates will not have a material impact on the Company's future cash collections and operating results. The Company does not currently hedge either its translation risk or its economic risk.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  None

         (b)   Reports on Form 8-K

                  A Form 8-K with respect to the Company's stock repurchase program was filed with the Securities and Exchange Commission on August 17, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  BIOSOURCE INTERNATIONAL, INC.
                          (Registrant)



Date: November 13, 1998               /s/  JAMES H. CHAMBERLAIN
                                           --------------------
                                           James H. Chamberlain
                                           President and Chief Executive Officer




Date: November 13, 1998               /s/  LARRY A. MAY
                                           ------------
                                           Larry A. May
                                           Executive Vice President and
                                             Chief Financial Officer