Form 10-K
period 1998-12-31
BIOSOURCE INTERNATIONAL INC
filed 1999-04-16
CIK 860451

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                            _______________________

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998

                       Commission File Number 000-21930
                            _______________________

                         BIOSOURCE INTERNATIONAL, INC.

            (Exact name of Registrant as specified in its charter)

                Delaware                                    77-0340829
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

  820 Flynn Road, Camarillo, California                      93012
 (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (805) 987-0086
                            _______________________

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
                        Preferred Stock purchase rights

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

          Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) held by non-affiliates of the registrant as of March 31, 1999 was $26,317,000.

     The number of shares of the Registrant's common stock outstanding as of March 31, 1999 was 7,181,925.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's definitive Proxy Statement for the annual meeting to be held on July 16, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                    PART I

Item 1. Description of Business

Overview

          We develop, manufacture, market and distribute products used worldwide in disease related biomedical research and clinical diagnostics, principally in the fields of immunology and molecular biology. Our products include ELISA assay test kits, clinical diagnostic kits, bioactive proteins, antibodies, bioactive peptides, oligonucleotides and related products. These products enable scientists to better understand the biochemistry, immunology and cell biology of the human body. Some examples would include certain diseases such as cancer, aging, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases.

          We were originally incorporated as a California corporation in October 1989, and we reincorporated as a Delaware corporation in May 1993 in connection with the acquisition of TAGO Immunologicals, Inc. ("TAGO"). TAGO developed and manufactured immunological reagents derived from antibodies produced in goats and other animals.

          Since we acquired TAGO in May 1993, we have concentrated on internal development of new products, and we currently offer over 2,800 products to more than 2,300 medical laboratories and research centers in universities, government institutions and pharmaceutical and biotechnology companies. In November, 1995, we further expanded our product lines by acquiring Keystone Laboratories, Inc. ("Keystone"), which enabled us to manufacture oligonucleotides (DNA) both as a new product line and for our own internal use in the production of cytokines and ELISA test kits.

          In June 1996, we acquired certain assets and assumed selected liabilities of Medgenix Diagnostics, S.A. ("Medgenix"), located in Fleurus, Belgium. The Medgenix assets consisted of certain product lines, primarily diagnostic and research assay kits, and included manufacturing and distribution facilities, research and development laboratories, customer accounts, and an existing employee base. Our European headquarters is located in Nivelles, Belgium and we have sales offices in Germany and the Netherlands. Since the acquisition, we continue to manufacture and sell the Medgenix product line and also distribute the BioSource product line to our European customer base and other international locations.

          On December 10, 1998, we acquired Quality Controlled Biochemicals, Inc. ("QCB"). QCB was founded in 1992 and is a leading manufacturer of phosphopeptides, phosphorylation state-specific antibodies, custom peptides and custom antibodies.

     On December 15, 1998 we acquired substantially all the assets and selected liabilities of Biofluids, Inc. Biofluids was founded in 1974 and is a leader in the manufacture and sale of high quality serum, media and buffers.

Industry Overview

          The biomedical research industry has seen major advances in the understanding of physiological processes at the cellular and molecular level. New research technologies require the use of qualitative and quantitative analysis to monitor the way in which tissues and cells communicate with each other and how cells respond when stimulated. Biomedical researchers around the world are constantly in search of specialty research products, which are necessary to conduct both basic and clinical research. This research is conducted in settings that range from university and medical school laboratories to pharmaceutical and biotechnology research and development groups. The success of this type of research depends upon the availability of biological reagents, including the types of biological proteins, antibodies, serums and immunoassay kits that we manufacture and sell.

     Biomedical research is a large and growing segment of the biotechnology industry. The biotechnology industry consists of large and highly capitalized biotechnology and pharmaceutical companies which have concentrated their efforts on the development of human therapeutics and high volume diagnostic tests as well as smaller specialized biotechnology company's which focus on specific areas of research or product development for FDA approval. We supply these companies with the tools to assist them in achieving their scientific goals.

     Most industrialized nations, led by the United States, Japan and the countries of Western Europe, support some level of biomedical research. Our products are used by thousands of research scientists who are employed by or affiliated with universities, medical schools, research institutes and private industry. The biomedical research industry is highly fragmented with no dominant companies.

Strategy

     Our goal is to capitalize on the growth of the biotechnology industry by creating "building block" reagents and test kits which are not subject to regulatory overview or the risk and volatility inherent in developing pharmaceuticals, and to grow through the selective acquisition of complementary businesses. Our strategy includes the following elements:

     Focus on the Strategic Direction of Biomedical Research. Our continued success, in part, depends on staying abreast of new trends and technologies in the medical research industry. We use various methods to address current market trends, current trends in the scientific community and the broader scope of overall biomedical product research. These methods include reviewing trends published in scientific journals, attending trade shows and scientific meetings, which discuss new research technologies and collaborations with the scientific community. In addition, our sales people, who have educational backgrounds and have been trained in the biological sciences, discuss issues and ideas with our customers which creates an additional source for creating some of our new products under consideration and development.

     Develop Broad Product Lines. We now offer over 2,800 products in four major product lines. We believe our industry is diverse and fragmented, and by offering many products we more fully address the needs of researchers, thereby offering them the ability to look to us first to satisfy many of their needs.

     Commitment to Product Development. We have historically invested 9% to 12% of our revenues in research and development. The introduction of new products is essential to meet the needs of our customers and the rapid changes that are taking place in biomedical research.

     Offer Products of Exacting Capability. We continually strive to offer products with the greatest sensitivity, precision, accuracy and reproducibility available on the market. For example, our products are generally capable of measuring picogram (one-trillionth of a gram) levels of a protein more quickly than products available from many of our competitors.

     Create Superior Value. We seek to create superior value for our customers. For instance, we include two ELISA test plates in most of our ELISA test kit packages. This provides our customer with double the number of tests, at a comparable price, than the test kits of most of our competitors. We offer greater affordability and convenience to our customers, and foster more economical research.

     Acquire Complementary Businesses, New Products and Technologies. We evaluate potential acquisitions of complementary products and businesses from time to time and have a proven track record of profiting from these business acquisitions.

     Esprit de Corps. We seek to create a team spirit among all of our employees, fostering awareness of our objectives and strategies at all levels within our company, and rewarding meritorious performance with compensation and other incentives. We believe this creates loyalty and pride, which translates into greater quality and enhanced customer service.

Products

          We have over 2,800 different products in our inventory. We group our products into the following product lines, ELISA test kits, monoclonal and polyclonal antibodies, oligonucleotides, bioactive proteins, bioactive peptides, custom peptides and antibodies and clinical diagnostic radioimmunoassays (RIA).

          ELISA Test Kits. We have developed methodologies for the measurement of cytokines and chemokines in blood or other body fluids. ELISA test kits are a combination of certain cytokines, their antibodies and other chemical reagents, and are used to measure the presence or quantity of a particular bioactive protein in serum, plasma or other biological sample. In a typical ELISA test kit, an antibody is bound in the well of the kit's test plate. Quantitation of these proteins has become an integral tool both in research and diagnostic applications as it provides a relatively inexpensive, accurate and rapid method for the evaluation of immune status.

          We offer kits for human, mouse, rat, monkey and swine proteins. The diversity of species is important to allow investigators to establish such measurements in preclinical animal model systems. We offer over 70 types of ELISA kits and we believe we are the leader in rat cytokine ELISA kits.

          In addition, we have combined our oligonucleotide and ELISA technologies to develop a portfolio of assay kits which measure the quantity of messenger RNA of various cytokines in blood, cultured cells or tissues.

          Our European subsidiary produces a line of RIA assays, which are used internationally in clinical laboratories for the measurement of hormones important in growth, reproductive and thyroid disease.

          Antibodies. Antibodies are used as detector systems in the research of normal and abnormal proteins. Antibodies are molecules generated by a particular group of immune cells in response to foreign antigens. They have specific amino acid sequences by virtue of which they interact only with the antigen that induced their creation. They are classified according to their mode of action. In vivo (with in the body) secreted antibodies circulate in the blood and serve as the effects of immunity by searching out and neutralizing or eliminating foreign antigens. Antibodies are also used in in vitro (outside the body) for neutralization studies in bioassay systems. Antibodies are generally produced by injecting a particular protein or fragment of that protein into animals (usually goats, chickens, rabbits or mice) which cause the animals' immune system to produce an antibody specific to that antigen. The polyclonal or monoclonal antibodies derived from these animals are critical reagents for research and for the development of analytical assays such as ELISA, Immunohistochemistry and Flow Cytometry.

          Our TagoImmunologics (TAGO) product line provides researchers and biotechnology companies with a broad array of secondary antibodies. These products are used in the development of analytical signals in various assays. Many other companies use our TAGO products as a component of their test kits.

          The acquisition of Quality Controlled Biochemicals has added a portfolio of antibodies that are specifically engineered to bind to proteins when they are in specific states of phosphorylation. Phosphorylation is the process of adding or removing molecules of phosphate from a protein that turns on or off many of the key molecules within cells. These molecules control most, if not all, of the key processes that regulate the inner workings of all cells as well as their interaction(s) with other cells. Disease states such as cancer, Alzheimer's Disease, and many other pathological conditions have been shown to be at least in part due to the malfunctioning of key molecules within cells, in many cases due to alterations in their activity through phosphorylation.

          Oligonucleotides. The production of oligonucleotides is a custom service we provide for investigators doing molecular biology. An oligonucleotide is a synthesized polymer made up of the same building blocks that form DNA. Synthetic oligonucleotides have been used in molecular biology for over twenty years, basically to act as templates for nucleic acid and protein synthesis, and more recently, as the therapeutic agents for the inhibition of either DNA transcription of RNA translation or as a diagnostic agent to identify disease. DNA is used by almost every discipline in biomedical research in both academic and industry areas, including molecular biology and cell biology departments of major universities, and biomedical companies developing gene therapy products.

     Bioactive Proteins. The development of an effective immune response involves complex cell-to-cell communications, which are mediated by a group of secreted proteins collectively called cytokines. Many cytokines are being investigated for their ability to activate or suppress host immunity. Cytokines and other similar growth factors and adhesion molecules are instrumental in the body's defense against cancer, AIDS and other life-threatening disorders. Through recombinant DNA technology, we have developed a broad offering of these regulatory molecules, which control growth and differentiation of cells.

     Cytokines are small, hormone-like, soluble proteins secreted by activated cells of the immune system. Through their activities, cytokines coordinate and orchestrate the proper functioning of the immune system. Growth factors are proteins that stimulate the multiplication and differentiation of various types of immature precursor cells. Adhesion molecules enable cells to interact for the purpose of cell communication and are involved in such processes as wound healing and tumor metastasis. We have produced not only the human cytokines, but also the equivalent proteins from mice, rats, swine and monkeys.

     Chemokines are specific proteins that regulate the recruitment and activation of leukocytes and other sites of inflammation. Chemokines function by binding to receptors on the surface of affected cells. Tremendous interest in chemokines exists due to recent studies linking chemokines and their receptors to the pathogeneses of HIV, the causative agent of AIDS.

     Bioactive Peptides. Bioactive peptides are subsections of proteins that are synthetically created. These peptides represent the active site of a particular protein and are utilized to study the activity of various proteins. Our acquisition of Quality Controlled Biochemicals has added a significant catalog of bioactive peptides to our product offerings.

     Serum, Buffers and Media. Research in the arena of life science generally requires the use of a variety of serums, buffers and media to grow cell cultures. Our new Biofluids division manufactures and sells a wide variety of serum, buffers and media and adds an important complimentary line of products and services for life science researchers.

     Custom Peptides and Antibodies. The research of our customers sometimes requires the creation of unique, specific peptides or antibodies to carry out a research project. With the acquisition of Quality Controlled Biochemicals we have expanded our scope of our business to include custom manufacturing of peptides and antibodies. We feel that providing custom manufacturing services allows us to be of greater service to our customers and furthers our strategic relationships.

Sales and Marketing

     The principal markets for our products are in the United States, Japan and Western Europe. We have a direct sales force strategically located in major metropolitan areas in the United States, we advertise in various scientific trade journals, and we distribute our own product catalog to all current and selected potential customers. The use of a direct sales force also provides us with an opportunity to discuss directly with researchers and scientists new developments and trends in the industry. We sell to our international markets directly through our European subsidiary, and we use highly respected international distributors that specifically target the foreign medical market.

     Our sales people hold biological sciences undergraduate degrees and undergo training in the nature and application of our products and proven selling techniques. We believe that by investing in the scientific training of our sales force, we are able to determine the needs of researchers and scientists in the biomedical community. Our sales force is used not only as a traditional marketing group, but also to provide valuable feedback for product development.

          Our network of international distributors are both exclusive and non-exclusive, but we generally grant exclusive distribution rights only where the distributor maintains direct field representatives proportionate to the potential for sales of our products in a defined geographical area. We also try to establish mutually acceptable annual sales goals. All of our distributors are required to limit their primary sales focus to the biomedical research market. We offer all of our distributors annual training to enhance their knowledge of our products as well as their respective applications, solicit requests for new products and ultimately to increase sales.

Research and Development

          We develop most of the products we sell. Currently we employ 15 research scientists who hold Ph.D.'s. Among these professionals are experts in peptide chemistry, molecular biology, immunology, and signal transduction. In particular their knowledge is fundamental to the development of peptides, oligonucleotides, proteins, antibodies, and assay kits. Our research laboratories are located in Camarillo, California; Hopkinton, Massachusetts and Nivelles, Belgium. In 1998 we introduced over 300 products, of which approximately 50% were developed by our scientists. In addition, at December 31, 1998 we have approximately 100 products under development.

Availability of Raw Materials

          The principal raw materials for our oligonucleotides are the chemicals that comprise DNA which are available from numerous sources. Oligonucleotides are used to produce genes. Genes are then used to manufacture cytokines, which are in turn used to make antibodies. We also purchase some cytokines, which are in turn used to make antibodies, and some antibodies, from third party suppliers in order to offer our customers a full array of products.

          ELISA test kits are manufactured from antibodies, proteins, enzymes and various buffers, and utilize plastic test well plates. We develop most of our cell lines internally. When we cannot develop a cell line internally we obtain a license to the cell line. We believe that we have adequate supplies of materials on hand to continue to manufacture almost all of our products and meet customer demand, and that those materials that we do not produce internally are readily available from multiple sources.

Seasonality of Business

          We typically do not experience material seasonality of sales. However, we do experience a slowing of sales in Europe during the summer months and worldwide during the Christmas holidays.

Significant Customers

                   No single customer accounted for more than 10% of net sales during any of our last three years.

Competition

          We are engaged in a segment of the health care products industry that is highly competitive. Our primary competitors include biotechnology companies such as Techne Corporation, Southern Biotechnology, Endogen, Inc., Jackson Labs, Dako Corporation and Genosys Biotechnologies. Many of our competitors have been involved in the health care industry significantly longer than us and benefit from greater name recognition. In addition, many of our competitors have greater resources to devote to research and development, sales and marketing and occasionally engage in price cutting measures to achieve leadership in their field.

          We believe that by offering a very broad and complete product line that enables the end user to obtain many of products from one source we gain a competitive advantage. In addition, we compete by producing high quality products with exacting capabilities at reasonable prices, and by maintaining an aggressive marketing and sales effort. We also believe that the biomedical research market is highly fragmented, and that no one has a dominant share of any of the market segments.

Patents and Trademarks

          We do not own any patents and do not believe that patent protection is available for any of our processes. We license from third parties a number of products that are incorporated in some of our products, resulting in our receiving quasi or derivative patent protection from some of those products.

          "TAGOImmunologicals", "Cytoscreen", "Primescreen", "ICScreen", "Cytosets", and "Dynamix" are product trademarks used for some of our products, but are only of limited importance to our business. We seek to protect our interests by treating technologies and know-how as trade secrets and by requiring all employees and contractors to execute invention and assignment agreements with us which include confidentiality provisions.

Government Regulation

          Approval by the FDA is not required for the sale of any of our products in the United States because our products are marketed and sold for research use only. Research products are not currently required to comply with the lengthy FDA approval process associated with diagnostics or therapeutics.

     Some of our products, however, are used by certain of our customers as raw materials or intermediates in the production of diagnostics. In the past we did not need an approval from the FDA to sell our products to these customers. Starting in 1999, however, we will need to register some products with the FDA as analyte specific reagents. This registration will be focused on the consistency of our manufacturing, in order to continue to supply these customers with products.

     We believe that we are materially in compliance with the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application.

          Our European subsidiary's clinical products are produced in facilities that have achieved ISO 9001 certification, and are eligible to be used as clinical diagnostics. These products are subject to much less stringent regulatory requirement than that of the United States.

          In the event the Company develops products for the diagnostic market, it may be required to obtain FDA approval prior to selling them. Such approval, if required, could be time consuming and costly. In such event, the Company would also be subject to the FDA Good Manufacturing Practices that include testing, control and documentation requirements enforced by periodic site inspections.

Employees

                   As of December 31, 1998, we employed 186 individuals, 181 of whom were full time employees.

Business Segments

          The information required by this item is incorporated herein by reference to Note 12 in the Notes to Consolidated Financial Statements.



Item 2. Properties

Description of Properties

          Our executive offices and manufacturing facilities consist of approximately 29,000 square feet in Camarillo, California. The property is subject to a mortgage through June 2016.

          Our Keystone division leases facilities in Foster City, California, which consist of approximately 3,000 square feet of laboratory space under a lease which expires in May 2003.

          Our QCB division leases facilities in Hopkinton, Massachusetts, which consist of approximately 7000 square feet of laboratory space under a lease which expires in May 2001.

          Our Biofluids division leases facilities in Rockville, Maryland, which consist of approximately 11,500 square feet of warehouse, manufacturing, and office space under a lease which expires in May 2001.

          In January 1998, we entered into a new lease for approximately 30,000 square feet of manufacturing, laboratory and office space located in Nivelles, Belgium. The lease expires in March 2007. Additional small sales offices are leased in Ratingen, Germany and Amersfoort, Holland.

          We believe that all of our facilities are in good condition, are adequately covered by insurance and will be adequate for our occupancy needs for the foreseeable future.

Item 3. Legal Proceedings

          We are not a party, nor is any of our property subject, to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of our security holders during the fourth quarter of our last year.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                          PRICE RANGE OF COMMON STOCK

          The Company's Common Stock commenced trading on the NASDAQ National Market on April 29, 1996 under the symbol "BIOI". Prior to that time, the Company's Common Stock traded on the NASDAQ Small Cap Market under the same symbol. The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock on the Nasdaq National Market as reported by the National Association of Securities Dealers, Inc.

                                                                          High         Low
                                                                        --------     --------
Year Ended December 31, 1997
 First Quarter ..................................................      $  9 1/8      $  6 5/8
 Second Quarter .................................................         8 1/8         6 5/8
 Third Quarter ..................................................         7 1/8         5 5/8
 Fourth Quarter .................................................         7 15/16       4 13/16

                                                                          High         Low
                                                                        --------     --------
Year Ended December 31, 1998
 First Quarter ..................................................      $  7           $ 5 7/16
 Second Quarter .................................................         7             5 1/2
 Third Quarter ..................................................         6 1/4         3 1/16
 Fourth Quarter .................................................         3 7/8         2 13/32

          As of March 31, 1999, BioSource International had 7,181,925 shares outstanding and 629 shareholders of record.


                                DIVIDEND POLICY

          BioSource has never paid cash dividends on its common stock and does not currently anticipate that it will do so in the foreseeable future. We plan to retain earnings to finance the Company's operations.

          On February 16, 1999, our Board of Directors declared a dividend of one preferred share purchase right for each of share of common stock outstanding on March 2, 1999. The purchase rights are subject to the terms and conditions of, the Right Agreement dated February 25, 1999, filed with the Securities and Exchange Commission on March 1, 1999, on Form 8-A. The purchase rights are not represented by separate certificates, but, instead, initially will be evidenced by the certificates representing our outstanding common stock.

Item 6. Selected Financial Data

                                                          Selected Statement of Operations Data for the Years
                                                                     Ended December 31, (1) (4)
                                                         ------------------------------------------------------
                                                          1998(5)      1997       1996       1995      1994(2)
                                                         --------    --------   --------   --------   ---------
(In thousands, except per share amounts)
Net sales                                                $21,859     $20,572    $15,913    $ 8,608    $  7,367
Gross profit                                               8,670      13,642     10,345      5,612       4,234
Net income (loss)                                         (5,136)      3,186      2,767      1,160        (210)
Net income (loss) per share:
     Basic                                                 (0.68)       0.38       0.38       0.20       (0.04)
     Diluted                                               (0.68)       0.36       0.35       0.20       (0.04)

                                                          Selected Statement of Operations Data for the Years
                                                                     Ended December 31, (1) (4)
                                                         ------------------------------------------------------
                                                          1998         1997       1996       1995      1994(2)
                                                         --------    --------   --------   --------   ---------
                                                                            (In thousands)
Working capital                                          $ 8,239     $24,430    $18,088    $ 4,996    $  3,485
Total assets (3)                                          41,400      33,157     33,795      7,388       5,968
Long-term debt                                            13,666       1,292      1,314         64         150
Total stockholders' equity(4)                             17,696      28,658     28,161      5,897       4,673

(1) The data reflects the acquisition of Keystone, effected on November 21, 1995, which was accounted for as a pooling of interests. Additionally, Quality Controlled Biochemicals (QCB) was acquired as of December 10, 1998 and assets of Biofluids, Inc. were acquired as of December 15, 1998. Both QCB and Biofluids were accounted for as purchase transactions and, accordingly, their results are reflected in BioSource's results subsequent to the acquisition dates. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.
(2) BioSource recognized compensation expense of $577,452 in 1994 related to the release from escrow of 469,180 shares of common stock held by directors, officers and others deemed to the able to affect the financial results of the Company. No expense was recognized with respect to 635,763 shares of common stock held by other stockholders which were also released from escrow. In addition, BioSource incurred a one-time charge in 1994 of $312,000 in connection with the closure of its Northern California facility. These charges affect the comparability of operating results during 1994 and 1995.
(3) Certain assets and liabilities of Medgenix were acquired concurrently with the completion of a second primary offering of BioSource common stock.
(4) Reflects the sale in 1996 of 2,362,000 shares of common stock in connection with the secondary public offering and the application of proceeds received from the offering. See Note 6 of the Notes to Consolidated Financial Statements for further discussion.
(5) BioSource incurred a one-time charge in 1998 of $4,222,000 in connection with the purchase of In-process technology related to the acquisition of Quality Controlled Biochemicals. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Product sales were $21,858,600 in 1998, an increase of $1,286,800 or 6.3% over 1997. In 1997, product sales were 20,571,800, an increase of $4,658,500 or 29.3%
over 1996.

  Product sales in the United States were $8,844,100 in 1998, an increase of $1,392,000 or 18.7% over 1997. The increase in sales was driven by increases in sales of assays and oligos. Product sales in the United States were $7,452,100 in 1997, an increase of $660,600 or 9.7% as compared to 1996. The increase in US sales for 1997 was driven by increases in assay kits.

  Product Sales to European customers were $9,692,400 in 1998, a decrease of $292,200 or 2.9% over 1997. The decline in sales was driven primarily by reduced sales of radioimmunoassay (RIA) kits. These kits are facing strong competition from non radioactive assays and as a result we are realizing a decline in revenue and market share. Product sales to European customers were $9,984,600 in 1997, an increase of $2,582,100 or 34.9% over 1996. 1997 was the first full year of operations subsequent to the acquisition of Medgenix Diagnostics in June, 1996. The increased sales in 1997 reflect the benefit derived from this acquisition in increased sales of our RIA and ELISA immunoassay kits.

  Product Sales in Japan were $2,634,700 in 1998, an increase of $181,300 or 7.4% over the prior year. The increase in sales was driven primarily by increases in sales of our ELISA kits to both new and existing Japanese customers. However, Japanese sales in the December 1998 quarter were affected by the current economic climate in Asia. We expect this issue to impact sales to Japan throughout 1999. Product sales in Japan were $2,453,400 in 1997, an increase of $1,301,400 or 113.0% over the prior year. The increase in sales was due to the acquisition of new distributors in Japan and an aggressive expansion of our product lines into the Japanese markets.

  A large portion of our sales are derived from foreign sales, representing 59.5%, 63.8% and 57.3% of our net sales in 1998, 1997 and 1996, respectively. Although the percentage of domestic sales to total net sales has remained relatively constant, domestic sales volume has increased by 18.7%, 9.7% and 9.5% in 1998, 1997 and 1996, respectively, as compared to the prior year.

Gross profit Gross profit for the years ended December 31, 1998, 1997 and 1996 was $8,670,000, $13,641,700 and $10,345,300 or 39.7%, 66.3% and 65.0%,
respectively. The decline in gross profit of $4,971,700 or 36.4% in 1998 as compared to 1997 is primarily the result of charges of approximately $4,966,000 related to (1) the establishment of a valuation reserve for our current antibody inventory and (2) the reduction of standard costs for on hand ELISA test kits and products manufactured in Europe. Our strategy is to maintain a broad base of products available for sale to our customers. With regard to the antibody product inventory, we offer over 1,000 antibodies for sale and find it to be more cost efficient to produce large quantities of the antibody product during each production run, however, this inventory turns slowly. Attempts have been made to reduce the quantity of antibody inventory maintained in stock in order to increase the inventory turnover, however, this approach did not allow us to maintain proper strategic levels of inventory necessary to service our customer needs. As a result, in order to reduce the financial risk of excess or slow moving inventory resulting from the large production runs, the proper financial management policy with regard to the antibody inventory was determined to be one of expensing the cost of production as incurred as a component of cost of sales. Also, contributing to the reduced gross profit is an increased percentage of sales of lower profit oligonucleotides as compared to the prior year and costs relating to the sale of custom antibodies, custom peptides, sera, and buffers/media resulting from our acquisitions of Quality Controlled Biochemicals
(QCB) and Biofluids in December 1998. The increased gross profit of $3,296,400 in fiscal 1997 compared to 1996 is primarily due to increased sales of $4,658,500 resulting in additional gross profit of $3,028,400 combined with cost controls both in the United States and European facilities.

Operating expenses:

Research and development - Research and development expense for the years ended December 31, 1998, 1997 and 1996 amounted to $2,648,300, $2,077,700 and
$1,420,900, respectively. The increased research and development expense of $570,600 in 1998 as compared to 1997 is primarily due to increased staffing costs, expenditures related to the development of new product lines and additions to current product lines, a reduction in grant funds received in the current fiscal year and research and development expenditures related to QCB for the month of December 1998. The increased research and development costs of $656,800 in 1997 as compared to 1996 was due primarily to incremental expenses associated with our acquisition of BioSource Europe. Additionally, we also recognized incremental expenses in 1997 in the United States in connection with the expansion of our core product lines including new ELISA assay test kits, and other biomedical research and clinical diagnostic products.

Sales and marketing - Sales and marketing expense for the years ended December 31, 1998, 1997 and 1996 amounted to $4,337,500, $4,043,000 and $2,761,600, respectively. The increased sales and marketing expense of $294,500 or 7.3% in 1998 as compared to 1997 is primarily due to increased staffing costs, costs related to the repatriation of a United States employee that had been assigned to an overseas position, and increased advertising and other marketing programs. The increased sales and marketing expense of $1,281,400 or 46.4% in 1997 as compared to 1996 is primarily due to incremental expenses associated with the acquisition of BioSource Europe. Additionally, costs for the United States operations reflect increased staffing costs and increased marketing and promotional expenditures.

General and administrative - General and administrative expense for the years ended December 31, 1998, 1997 and 1996 amounted to $4,468,900, $3,552,000 and
$2,702,500, respectively. The increased general and administrative expense of $916,900 or 25.8% in 1998 as compared to 1997 is primarily due to increased staffing costs, the settlement of a claim by our former landlord of our Belgian facility, costs associated with the closure of overseas offices, costs related to the repatriation of a United States employee that had been assigned to an overseas position, and costs related to operating QCB and Biofluids for the period from the acquisition dates to December 31, 1998. The increased general and administrative expense of $849,500 or 31.4% in 1997 as compared to 1996 is primarily due to incremental costs associated with the acquisition of BioSource Europe. Additionally, costs increased in the United States predominantly due to increased staffing costs required to support BioSource's domestic growth.

Amortization of intangible assets - Amortization of intangible assets for the years ended December 31, 1998, 1997 and 1996 amounted to $95,100, $30,700 and $0, respectively. The increase of $64,400 in 1998 as compared to 1997 was due to the amortization of intangible assets acquired in conjunction with the acquisitions of QCB and Biofluids in December 1998. The $30,700 increase in 1997 compared to 1996 is the result of intangible assets acquired with the acquisition of BioSource Europe.

Purchased in-process technology - Purchased in-process technology for the years ended December 31, 1998 was $4,222,000 as compared to zero in both 1997 and 1996. The purchased in-process technology charge in 1998 relates to the portion of the QCB purchase price that was allocated to products in development which had not yet reached technological feasibility as of the acquisition date and did not have alternative future uses and in accordance with applicable accounting rules, purchased in-process technology is required to be expensed. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

Interest income, net - Net interest income for the years ended December 31, 1998, 1997 and 1996 amounted to $297,500, $627,400 and $274,700, respectively.
The decline in net interest income for the year ended December 31, 1998 of $329,900 or 52.6% as compared to 1997 is primarily due to reduced interest rates earned on invested cash, the use of our cash to fund the two acquisitions completed in 1998, the share repurchase program, and interest expense on the debt incurred to fund the acquisitions. The increased net interest income of $352,700 or 128.4% for the year ended December 31 ,1997 as compared to 1996 is due to income derived from investing, for a full year, excess cash received through our second primary offering of common stock which was completed in June 1996.

Provision for (benefit from) income taxes - The income tax benefit for the year ended December 31, 1998 was $1,534,600. The provisions for income taxes for the years ended December 31, 1997 and 1996 were $1,460,000 and $696,000, respectively. The income tax benefit recorded in 1998 is primarily due to the book versus tax timing differences relating to the inventory valuation reserves and purchased in-process technology charges recorded in 1998 for financial statement purposes but will be deductible on our tax returns in future periods. The increase in the income tax provision in 1997 as compared to 1996 relates to both increased pre-tax income in 1997 and a reduction of a valuation reserve in 1996 which provided a tax benefit in 1996.

Trends and Uncertainties:

  The Company consummated two acquisitions in December 1998. These acquisitions are primarily intended to broaden our product portfolio, increase sales to current and new customers, and provide new strategic locations for the manufacture and sale of products. Implementation of these strategic transactions has resulted in charges and write-downs having an adverse effect on our financial results for the year ended December 31, 1998. In addition, there are business risks associated with acquisitions, including the successful integration of the acquired companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, and the integration of acquired products. There can be no assurance that these efforts will be successful, or if successful, will produce the desired results.

Year 2000:

  The following statements constitute a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

  BioSource's review of accounting and business systems in order to ensure Year 2000 compliance is proceeding on schedule. Phase I of this project is the assessment and identification phase. Phase II is the completion of necessary modifications and upgrades identified during phase I. We expect to complete both phase I and phase II during the first half of 1999. As part of phase I, the Company has engaged an outside consulting firm to assess issues surrounding our desktop computer and telephone systems. Additionally, we have assessed our accounting systems. To date, we have identified that one of our accounting systems is not currently Year 2000 compliant and, during phase II, a normal conversion and upgrade path is in progress which will provide us with the Year 2000 compliant current release of the accounting system. We expect to complete this conversion during the first half of 1999.

  Also as part of phase I, the Company is assessing other business and operational systems and contacting suppliers and customers in an effort to identify additional Year 2000 issues. We expect to complete modifications identified as part of this effort during the first half of 1999.

  To date, we have spent an immaterial amount on the compliance program, and we do not expect the cost associated with required modifications and capital expenditures to become Year 2000 compliant to exceed $100,000. The foregoing costs do not include our internal costs (principally the payroll costs for those person's working on the project), which costs we do not track.

  The reasonably likely "worst case" scenario of BioSource's failure to correct a material Year 2000 problem would likely be an interruption in, or a failure of, certain normal business activities or operations. These failures could adversely affect our results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers (which we have not fully assessed), we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity, or financial condition. The Year 2000 project is expected to reduce our level of uncertainty about the Year 2000 problem. We do not generally rely on sole source suppliers, and consequently we believe that we will have alternative sources of supply available as a contingency in the event any of our suppliers suffer material Year 2000 problems. We do not anticipate material problems with our power supply or telecommunications. We believe that, with the implementation of the new business systems and completion as scheduled, the possibility of significant interruptions of normal operations should be reduced. Subsequent to the completion of our upgrade efforts and the determination of our customer and vendor compliance with Year 2000, we will ascertain the need for a formal Year 2000 contingency plan.

Stockholder Rights Plan:

  On February 16, 1999, our Board of Directors declared a dividend of one preferred share purchase right for each of share of common stock outstanding on March 2, 1999. The purchase rights are subject to the terms and conditions of, the Right Agreement dated February 25, 1999, and filed with the Securities and Exchange Commission on March 1, 1999, on Form 8-A. The purchase rights are not represented by separate certificates, but, instead, initially will be evidenced by the certificates representing our outstanding common stock.

Recently Issued Accounting Standards:

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. We are evaluating the Statement's provisions to determine the effect on its financial statements. In addition, the impact of SFAS No. 133 will depend on the terms of future transactions.

  In March 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued a Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." BioSource will adopt SOP 98-1 effective on January 1, 1999. The adoption of SOP 98-1 will require us to modify our method of accounting for software. Based on information currently available, we do not expect the adoption of SOP 98-1 to have a significant impact on our financial position or results of operations.

Liquidity and Capital Resources:

  Cash and cash equivalents and short term investments as of December 31, 1998 of $7,076,900 decreased by $7,369,300 or 51.0% from $14,446,200 at December 31,
1997. Working capital, which is the excess of current assets over current liabilities, at December 31, 1998 was $8,239,300 as compared to $24,430,000 at December 31, 1997 representing a decrease of $16,190,600 or 66.4%. The reduction in cash and working capital resulted primarily from the use of cash to acquire QCB and Biofluids, the purchase of the Company's stock under the stock repurchase program, and the charges associated with the creation of the inventory valuation reserves in 1998. Also affecting working capital during 1998 is an accounts receivable increase of $921,500 which is primarily due to $378,000 of accounts receivable acquired with QCB and Biofluids and an increase of $472,700 in the Company's European operation. The increase in the European accounts receivable is due to a slowdown in collection efforts during 1998 due to both the Company's simultaneous move to new facilities in Belgium and the conversion to a new computer system. BioSource's policy is to maintain liquidity in its investments to provide working capital and have the ability to react to future potential long term investment opportunities in complementary businesses, products or technologies.

  Capital expenditures of $1,390,000 were primarily for the purchases of laboratory, manufacturing and computer equipment.

  In April 1997, the Board of Directors authorized us to repurchase up to 200,000 shares of our outstanding common stock at market price. In December 1997, the Board of Directors authorized us to repurchase up to 1,000,000 additional shares of its outstanding common stock at market price and in August 1998 we were authorized to repurchase up to an additional 250,000 shares of the outstanding common stock at market price. During the year ended December 31, 1998, we have repurchased 996,200 shares of the Company's common stock for $6,309,800, an average price of $6.33. As of December 31, 1998, we have repurchased a total of 1,279,500 shares of the Company's common stock for $8,054,300, an average price of $6.29 per share since the inception of the repurchase program in April 1997.

  In December, 1998, we executed a loan agreement with Union Bank of California, N.A. and borrowed $14,000,000 which was to be used to finance the acquisitions of Quality Controlled Biochemicals, Inc. and all of the assets and selected liabilities of Biofluids, Inc. The principal amount outstanding as of December 31, 1998 was $14,000,000. Principal repayments are to be made at approximately $166,700 per month for the seven year term of the loan. Interest is provided at a rate which is 2% per annum in excess of either the bank's adjusted treasury rate, or the bank's LIBOR rate, in each case, for a term we select. The actual interest rate at December 31, 1998 was 7.19%. The loan matures on December 5, 2005. The terms of this loan require us to maintain a minimum cash balance of $3,500,000 as of December 31, 1998 and beginning January 1, 1999 to maintain minimum cash balances of $4,000,000. Additionally, we must maintain a minimum ratio of total liabilities to tangible net assets, achieve minimum net profit levels, and comply with specified ratios of earnings before interest, taxes, depreciation and amortization to debt service costs. We are also required to comply with certain non-financial covenants. At December 31, 1998, we are in compliance or have obtained waivers with regard to these covenants.

     QCB had six loans outstanding aggregating $1,394,700 with MetroWest Bank which we assumed upon completion of the acquisition of QCB in December 1998. The loans mature from April 17, 1999 through 2003 with rates between 8.75% and 9.00%. Under the terms of these loans we must meet certain financial covenants which include, a minimum tangible net worth covenant, debt to tangible net worth, current ratio covenant, and other non financial covenants. At December 31, 1998, we are in compliance with or have obtained waivers with regard to these covenants.

                                 RISK FACTORS

     Many of the matters discussed in this Report are forward-looking statements that inherently involve risks and uncertainties. Factors associated with such forward-looking statements which could cause actual results to differ materially from those projected in the statements appear below. In addition to the other information contained in this Report, prospective investors should carefully consider the following risk factors and cautionary statements.

     We Rely on Raw Materials for our Manufacturing. Our manufacturing process relies on the continued availability of high-quality raw materials, many of which we currently receive from specific vendors. It is possible that a change in vendors, or in the quality of the raw materials supplied to us, could have an adverse impact on our manufacturing process and, ultimately, on the sale of our finished products. We have from time to time experienced a disruption in the quality or availability of certain key raw materials, which has created minor delays in our ability to fill orders for certain test kits. This could occur again in the future, resulting in significant delays, and could have a detrimental impact on the sale of our products.

     We are Engaged in a Competitive Industry. We are engaged in a segment of the human health care products industry that is highly competitive. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical, and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staffs, and facilities than we do. Any of these companies could succeed in developing products that are more effective than any that we have or may develop, and may also be more successful than us in producing and marketing their products. Not only do we face intense competition in the marketplace against our competitors, but we also must compete with these same companies for the services of personnel.

     We expect competition to continue and intensify in the future. Increased competition could result in price reductions for our products, reduced margins and loss of market share, any of which could adversely impact our business.

     Our industry has also seen substantial consolidation in recent years. We believe that the success that others have had in our industry will attract new competitors. Some of our current and future competitors may join forces to better compete against us. We may be not be able to compete effectively against current or future competitors, and competitive pressures may have an adverse effect on our business, financial condition and results of operations.

     We Rely on International Sales. International sales accounted for approximately 63.8% and 59.5% of our revenues in 1997 and 1998, respectively. International sales can be subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, and potentially adverse tax consequences. We also depend on third-party distributors for a material portion of our international sales. If we lose or suffer any significant reduction in sales to any material distributor, our business could be materially adversely affected.

     In addition, approximately 40% of our sales are made in Belgian Francs. In the past, gains and losses on the conversion of our accounts receivable arising from international operations have contributed to fluctuations in our results of operations, although the impact of foreign exchange conversions were not significant during 1998. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases.

     We Depend on Key Management. Our success will continue to depend to a significant extent on the members of our management team and, in particular, on our Chief Executive Officer, James H. Chamberlain. As is the case with any company, we may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of Mr. Chamberlain, or of any key employee, could have a material adverse effect upon our business.

     Our Stock Price has been Volatile. Our common stock is quoted on The Nasdaq National Market System, and there has been substantial volatility in the market price of our common stock. The trading price of the common stock has been, and is likely to continue to be, subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by us or our competitors, legislative or regulatory changes, general trends in the industry, recommendations by securities industry analysts, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of our common stock, as well as the stock of many technology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

     We Are Subject to Extensive Government Regulation.  We operate in a highly
regulated industry.   Our business is subject to extensive regulation,
supervision and licensing by federal, state and local governmental authorities. Also, from time to time we must expend significant resources to comply with newly adopted regulations as well as changes in existing regulations. If we fail to comply with these regulations, we could be subject to certain disciplinary actions or administrative enforcement actions. Such actions could result in penalties, including fines.

     Protection of our Trademarks and Propriety Rights is Uncertain. We regard our trademarks, trade secrets and similar intellectual property as important to our success. We rely on trademark law and trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We have pursued the registration of our trademarks in the U.S. and internationally. Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, third parties may infringe or misappropriate our proprietary rights, and we could be required to incur significant expenses in preserving them.

     Year 2000 Issues. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, manufacture product, or engage in similar normal business activities.

     Our own information systems correctly define the year 2000. We are currently analyzing the extent to which the Year 2000 issue affects our major suppliers' systems, insofar as they relate to our business. We cannot currently predict the extent to which the year 2000 issue will affect our suppliers, or the extent to which we would be vulnerable to the suppliers' failure to remedy any Year 2000 issues on a timely basis.

Item 8. Financial Statements and Supplementary Data
                                                                                                Page
                                                                                                -----
Report of KPMG LLP, Independent Auditors .....................................................   F-1
Consolidated Balance Sheets at December 31, 1998 and 1997 ....................................   F-2
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996....   F-3
Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1998, 1997 and 1996.........................................................  F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996....  F5
Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1998, 1997 and 1996.........................................................  F6-17
Schedule II  Valuation and Qualifying Accounts................................................  F-18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The current directors, executive officers and key employees of the Company are as follows:

          Name                    Age                    Position
          ----                    ---                    --------

James H. Chamberlain              51   Chairman of the Board, President and
                                       Chief Executive Officer
Larry A. May                      49   Chief Financial Officer, Executive
                                       Vice President - Finance
Gus E. Davis                      51   Chief Operating Officer, Executive Vice
                                       President - Sales and Marketing
Leonard M. Hendrickson*           51   Director
David J. Moffa, Ph.D.*            56   Director
John R. Overturf, Jr.**           38   Director
Robert D. Weist**                 59   Director

Key Employees

Richard O. Buford                 50   Vice President  Human Resources,
                                       Secretary
Cirilo D. Cabradilla, Jr., Ph.D.  50   Vice President  Molecular Biology
Kevin J. Reagan, Ph.D.            46   Vice President  Immunology Products
Jordan B. Fishman, Ph.D.          41   Vice President  Cellular Biology
Jef Vangenechten, Ph.D.           44   General Manager  BioSource Europe, S.A.

*    Member of the Compensation Committee
**   Member of the Audit Committee

     James H. Chamberlain has served as Director, President and Chief Executive Officer of the Company and its predecessor, BioSource Industries, Inc. since it was founded in October 1989, and elected as its Chairman of the Board in November 1993. Previously, Mr. Chamberlain was Manager for Business Development for Amgen, Inc., where he started and managed the Amgen Biologicals Division. Mr. Chamberlain has held various executive positions with Browning Ferris Industries and Amersham Corporation, a biomedical company, and was a research biochemist for Wm. H. Rorer Pharmaceutical, a major pharmaceutical company. He received his Bachelor of Arts degree from West Virginia University and studied biochemistry at the University of Pittsburgh.

     Larry A. May became Executive Vice President Finance and Chief Financial Officer of the Company on June 1, 1998. Prior to joining BioSource, Mr. May served in various capacities at Amgen, the world's largest biotechnology company, from 1983 to May, 1998. From 1997 to May 1998, Mr. May served as Treasurer of Amgen, and from 1988 to 1997, served as its Corporate Controller/Chief Accounting Officer, and from 1983 to 1988, Mr. May served as Corporate Controller of Amgen. Mr. May has also served as Vice President of Finance West Coast Operations for IDC Services, a company providing payroll and accounting services to major advertising agencies, motion picture and television production companies (1978-1983). Mr. May holds a Bachelor of Science degree in Business Administration and Accounting from the University of Missouri.

     Gus E. Davis became Executive Vice President Sales and Marketing and Chief Operating Officer of the Company in June 1995. From February 1994 to June 1995, Mr. Davis served as Vice President of Sales and Marketing of the Company. Prior to that time, since February 1993, Mr. Davis was employed as Vice President of Sales and Marketing at Genosis BioTechnology, a company engaged in the manufacturing of oligonucleotides. From January 1983 to January 1993, Mr. Davis was employed as the Midwestern Area Manager for Pharmacia BioTechnology, a company involved in the sale of reagents and capital equipment used to purify samples. Mr. Davis received his Bachelor of Science and Masters degree in Biology and Chemistry from Sam Houston State University.

     Leonard M. Hendrickson has been a Director of the Company since October 1993. Mr. Hendrickson is the President of Isotope Products Laboratories, a privately held company, a position he has held since February 1992. From February 1990 to January 1992, Mr. Hendrickson served as the principal consultant for Microchemics, a marketing and business development consulting firm which he founded. Prior to that time, Mr. Hendrickson served as Director of Marketing for Scicor, a diagnostics laboratory in Indianapolis, Indiana, and held various executive positions with Amersham Corporation. Mr. Hendrickson has also held positions with Marion Laboratories, a pharmaceutical company, and Standard Oil Company. Mr. Hendrickson holds a Bachelor of Science degree from the University of Pennsylvania and a Masters in Business Administration from American University in Washington, D.C.

     David J. Moffa, Ph.D. has been a Director of the Company since April 1995. Dr. Moffa serves: as the Regional Director and as special projects director for Lab Corporation of America, Inc. (Fairmont, WV), positions he has held since 1982 and 1984, respectively; as Director of Medical Arts Lab/RBL, a position he has held since 1985; and as Director of Lab Corporation of America, Inc. (Altoona, PA), a position he has held since 1990. Dr. Moffa also serves as an advisor and consultant to various diagnostic, scientific and health care facilities, and is an owner and developer of GM Realty and Moffa Properties. Prior to serving in his current positions, Dr. Moffa has served as a Director and General Manager of BioMedical Reference and Roche Biomedical Labs, as President, Chief Executive Officer and a Director of BioPreps Laboratories, Inc., as Assistant Professor of Medical Biochemistry and Director of Dental Biochemistry Programs at the West Virginia University School of Medicine, as NIH Post Doctoral Fellow and Instructor in Medical Biochemistry as well as a Graduate Research Assistant at the West Virginia University School of Medicine. Dr. Moffa also serves on a number of committees and boards of directors of various privately held companies and governmental offices. Dr. Moffa has completed a post doctoral fellowship in Clinical Biochemistry at the West Virginia University National Institutes of Health, holds a Ph.D. in Medical Biochemistry from the West Virginia School of Medicine, a Masters of Science degree in Biochemistry from West Virginia University and a Bachelor of Arts degree in Pre-Medicine from West Virginia University.

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

Robert D. Weist has been Director of the Company since April 1996. Mr. Weist has been President of Weist Associates (a management consulting firm) since April 1992. From January 1986 through April 1992, Mr. Weist was a consultant to and Senior Vice President, Administration, General Counsel and Secretary of Amgen, Inc., having served as Vice President, General Counsel and Secretary from March 1982 through January 1986. Mr. Weist holds a Juris Doctor degree from New York University and a Masters in Business Administration from the University of Chicago.


Key Employees

The Company also considers the following individuals to be key to its operations.

Richard O. Buford became Vice President of Human Resources of the Company in February 1993. From 1989 to 1992, Mr. Buford served as Vice President of Operations for The Office Mart, a California regional commercial furniture and office supply distributor. From 1978 to 1989, Mr. Buford held various operational and administrative management positions with Schwabacher/Frey, an office supply distribution unit of Hanson Industries, most recently as Director of Finance and Administration from 1984-1989. Mr. Buford received a Bachelor of Arts and a Masters degree in English from the University of California at Santa Barbara.

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

Kevin J. Reagan, Ph.D. became Vice President, Immunology in December, 1996. From 1991 to December 1996, Dr. Reagan served as the first Director of Development Laboratories and then Vice President, Laboratory Operations at Specialty Laboratories, Inc., a clinical reference lab. From 1990 to 1991, Dr. Reagan was the Associate Director of AIDS/Hepatitis R&D at Ortho Diagnostics, Inc., a Johnson & Johnson Company. Prior to that time, from 1984 to 1990, he was a Research Virologist, Senior Research Virologist, Research Associate and Group Leader in the Biomedical Products Department of E.I. Dupont de Nemours & Co., Inc. From 1981 to 1984, he was employed at the Wistar Institute of Anatomy and Biology. Dr. Reagan received his Bachelor of Arts in Biological Sciences from the University of Delaware. Dr. Reagan received both his Masters and Ph.D. degrees in Microbiology and Immunology from Hahnemann Medical College.

Jozef Vangenechten, Ph.D. became Managing Director of BioSource Europe, S.A. in February, 1998. From 1988 to February 1998, Dr. Vangenechten worked for Societe Generale de Surveillance, n.v. ("SGS"), an international provider of environmental compliance services, most recently as Managing Director of the SGS's EcoCare Environmental Services division. Prior to that time, from 1988 to 1992, he served as Manager and Assistant Director of EcoCare. From 1981 to 1988, Dr. Vangenechten worked for the Belgian Nuclear Energy Research Center, most recently as Research Scientist and Group Leader within its Department of Radiobiology.

Jordan Fishman, Ph.D. became President of the Quality Controlled Biochemicals subsidiary in December 1998. From 1993 to 1998, Dr. Fishman served as the Senior Vice-President and Chief Scientific Officer of Quality Controlled Biochemicals, Inc. From 1988 until 1992, Dr. Fishman was an Assistant Professor of Pharmacology at the University of Massachusetts Medical School. From 1985 until 1988, Dr. Fishman was an Assistant Professor of Biochemistry at Boston University School of Medicine and a Research Neurochemist at the Edith Nourse Rogers Memorial VA Hospital in Bedford, MA. Dr. Fishman received his Ph.D. in Biochemistry and Toxicology/Carcinogenesis from the University of Tennessee at Oak Ridge, and his Bachelor of Science from Washington University, St. Louis, MO.

Item 11. Executive Compensation

     Information relating to executive compensation is contained in the Company's Proxy Statement for its 1999 Annual Stockholders meeting and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information relating to security ownership of directors and executive officers and certain beneficial owners is contained in the Company's Proxy Statement for its Annual Stockholders meeting and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

     Information relating to certain transactions is contained in the Company's Proxy Statement for its 1999 Annual Stockholders meeting is hereby incorporated by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) The financial statements listed below are included as part of this report:
          Independent Auditors' Report
          Consolidated Balance Sheets  December 31, 1998 and 1997
          Consolidated Statements of Operations Years ended December 31, 1998, 1997, and 1996
          Consolidated Statements of Stockholders' Equity Years ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows Years ended December 31, 1998, 1997, and 1996
          Notes to Consolidated Financial Statements

     (a)(2) The following schedule supporting the financial statements of the Company is included herein:
          Schedule II  Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits
          See Exhibit Index immediately following signature page.

(b)  Reports on Form 8-K:
          Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 1998, and incorporated herein by reference.

          Filed as an exhibit to the Company's Current Report on Form 8-K dated December 24, 1998, and incorporated herein by reference.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   April 13, 1999          By:  /s/ LARRY A. MAY
                                 --------------------------------
                                     Larry A. May
                                Executive Vice President  Finance,
                                     Chief Financial Officer

Date:   April 13, 1999          By:  /s/ JAMES H. CHAMBERLAIN
                                 --------------------------------
                                     James H. Chamberlain
                                     Chairman of the Board,
                                     President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:


               Signature           Title          Date
               ---------           -----          ----

/s/      LEONARD M. HENDRICKSON   Director   April 13, 1999
---------------------------------
         Leonard M. Hendrickson

/s/      DAVID J. MOFFA, Ph.D.    Director   April 13, 1999
---------------------------------
         David J. Moffa, Ph.D.

/s/      JOHN R. OVERTURF, JR.    Director   April 13, 1999
---------------------------------
         John R. Overturf

/s/      ROBERT D. WEIST          Director   April 13, 1999
---------------------------------
         Robert D. Weist

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
BioSource International, Inc.:

       We have audited the accompanying consolidated balance sheets of BioSource International, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSource International, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                KPMG LLP


Los Angeles, California
March 26, 1999

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997
        (Amounts in thousands, except for share and per share amounts)

                                                                                     1998             1997
                                                                                 ------------     ------------
                                    ASSETS
Current assets:
            Cash and cash equivalents                                            $  7,076.9       $  9,477.5
            Short-term investments                                                     -             4,968.7
            Accounts receivable, less allowance for doubtful accounts
              of $301.0 at December 31, 1998 and $203.0 at December 31, 1997        4,381.0          3,459.5
            Inventories, net (note 3)                                               4,970.6          7,883.4
            Prepaid expenses and other current assets                                 726.2          1,599.3
            Deferred income taxes (note 10)                                         1,123.4            248.0
                                                                                 ----------       ----------
                                Total current assets                               18,278.1         27,636.4

Property and equipment, net (note 4)                                                5,513.6          4,560.1
Intangible assets, net of $125.8 of accumulated amortization at December 31,       14,451.2            429.3
            1998 and $30.7 at December 31, 1997 (note 2)
Other assets                                                                        1,318.0            308.3
Deferred income taxes (note 10)                                                     1,839.2            223.0
                                                                                 ----------       ----------
                                                                                 $ 41,400.1       $ 33,157.1
                                                                                 ==========       ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Accounts payable                                                     $  1,643.0       $  1,446.4
            Accrued expenses                                                        4,143.9          1,472.7
            Notes payable to banks, current portion (note 5)                        3,024.2             34.5
            Deferred income                                                           625.9             -
            Income tax payable                                                        601.7            252.8
                                                                                 ----------       ----------
                                Total current liabilities                          10,038.7          3,206.4

Notes payable to banks, less current portion (note 5)                              13,665.6          1,292.4
                                                                                 ----------       ----------
                                Total liabilities                                  23,704.3          4,498.8

Commitments and contingencies (notes 5 and 13)
Stockholders' equity:
            Preferred stock, $.001 par value. Authorized 1,000,000 shares;            -                -
              none issued or outstanding
            Common stock, $.001 par value. Authorized 20,000,000
              shares: issued 7,469,925 shares and outstanding 7,178,925
              shares at December 31, 1998 and 8,147,715 shares
              at December 31, 1997                                                      7.2              8.1
             Additional paid-in capital                                            21,186.8         27,304.8
             Retained earnings (accumulated deficit)                               (2,629.3)         2,506.5
             Accumulated other comprehensive loss                                    (868.9)        (1,161.1)
                                                                                 ----------       ----------
                                Net stockholders' equity                           17,695.8         28,658.3
                                                                                 ----------       ----------
                                                                                 $ 41,400.1       $ 33,157.1
                                                                                 ==========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years ended December 31, 1998, 1997 and 1996
                 (Amounts in thousands, except per share data)

                                                            1998           1997           1996
                                                         ------------   ------------   ------------
Net sales                                                $21,858.6      $20,571.8      $15,913.3
Cost of sales                                             13,188.6        6,930.1        5,568.0
                                                         ------------   ------------   ------------
    Gross profit                                           8,670.0       13,641.7       10,345.3
                                                         ------------   ------------   ------------

Operating expenses:
    Research and development                               2,648.3        2,077.7        1,420.9
    Sales and marketing                                    4,337.5        4,043.0        2,761.6
    General and administrative                             4,468.9        3,552.0        2,702.5
    Purchased In-process technology                        4,222.0             -              -
    Amortization of intangibles                               95.1           30.7             -
                                                         ---------      ---------      ---------
         Total operating expenses                         15,771.8        9,703.4        6,885.0
                                                         ---------      ---------      ---------
Operating income (loss)                                   (7,101.8)       3,938.3        3,460.3

Interest income, net                                         297.5          627.4          274.7
Other income (expense), net                                  133.9           80.6         (271.8)
                                                         ---------      ---------      ---------
Income (loss) before income taxes                         (6,670.4)       4,646.3        3,463.2
Provision for (benefit from) income taxes (note 10)       (1,534.6)       1,460.0          696.0
                                                         ---------      ---------      ---------
        Net income (loss)                                $(5,135.8)     $ 3,186.3      $ 2,767.2
                                                         ==========    ==========      =========

Net income (loss) per share:
    Basic                                                $   (0.68)     $    0.38      $    0.38
                                                         ---------      ---------      ---------
    Diluted                                              $   (0.68)     $    0.36      $    0.35
                                                         ---------      ---------      ---------
Shares used to compute net income (loss) per share:
    Basic                                                  7,508.8        8,318.0        7,271.8
                                                         ---------      ---------      ---------
    Diluted                                                7,508.8        8,965.2        8,008.5
                                                         ---------      ---------      ---------

The accompanying notes are an integral part of these consolidated financial statements.


                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended December 31, 1998, 1997 and 1996

                                                                                        Retained
                                                         Common stock     Additional    earnings     Accumulated        Net
                                                      ------------------
                                                      Number of            paid-in    (accumulated  comprehensive   stockholders'
                                                        shares    Amount   capital      deficit)         loss          equity
                                                      ----------------------------------------------------------------------------
Balance at December 31, 1995                            5,845.3   $ 5.8   $ 9,338.5     $(3,447.0)           -         $ 5,897.3
Issuance of common stock                                2,362.0     2.4    19,299.0          -               -          19,301.4
Exercise of stock options                                  80.7     0.1       140.1          -               -             140.2
Exercise of warrants                                       31.0     -          59.5          -               -              59.5
Net income                                                  -       -           -         2,767.2            -           2,767.2
Foreign currency translation adjustments                    -       -           -            -              (5.0)           (5.0)
                                                      ----------------------------------------------------------------------------
Total comprehensive income

Balance at December 31, 1996                            8,319.0     8.3    28,837.1       $(679.8)          (5.0)       28,160.6
Exercise of stock options                                  77.0     -         147.2          -               -             147.2
Exercise of warrants                                       35.0     -          64.8          -               -              64.8
Purchases of treasury stock                              (283.3)   (0.2)   (1,744.3)         -               -          (1,744.5)
Net income                                                  -       -           -         3,186.3            -           3,186.3
Foreign currency translation adjustments                    -       -           -            -          (1,156.1)       (1,156.1)
                                                      ----------------------------------------------------------------------------
Total comprehensive income

Balance at December 31, 1997                            8,147.7     8.1    27,304.8     $ 2,506.5        (1,161.1)      28,658.3
Issuance of stock options to non employees                  -       -         110.4          -               -             110.4
Exercise of stock options                                  27.4     0.1        59.9          -               -              60.0
Income tax benefit from exercise of stock options           -                  20.5          -               -              20.5
Purchases of treasury stock                              (996.2)   (1.0)   (6,308.8)         -               -          (6,309.8)
Net loss                                                    -       -           -        (5,135.8)           -          (5,135.8)
Foreign currency translation adjustments                    -       -           -            -              292.2          292.2
Total comprehensive income
                                                      ----------------------------------------------------------------------------
Balance at December 31, 1998                            7,178.9   $ 7.2    21,186.8    $ (2,629.3)         (868.9)      17,695.8
                                                      ============================================================================

                                                      Comprehensive
                                                      income (loss)
                                                      -------------
Balance at December 31, 1995
Issuance of common stock
Exercise of stock options
Exercise of warrants
Net income                                                2,767.2
Foreign currency translation adjustments                     (5.0)
                                                        ----------
Total Comprehensive income                                2,762.2
                                                        ==========
Balance at December 31, 1996
Exercise of stock options
Exercise of warrants
Purchases of treasury stock
Net income                                                3,186.3
Foreign currency translation adjustments                 (1,156.1)
                                                        ----------
Total comprehensive income                                2,030.2
                                                        ==========
Balance at December 31, 1997
Issuance of stock options to non employees
Exercise of stock options
Income tax benefit from exercise of stock options
Purchases of treasury stock
Net loss                                                 (5,135.8)
Foreign currency translation adjustments                    292.2
                                                        ----------
Total comprehensive income                               (4,843.6)
                                                        ==========
Balance at December 31, 1998

The accompanying notes are an integral part of these consolidated financial statements.


                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1998, 1997 and 1996

                                                                       1998         1997          1996
                                                                   ----------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                $(5,135.8)    $ 3,186.3     $ 2,767.2
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                                     959.8         712.0         457.6
      Net (gain) loss on sale of property and                            -             -             -
      equipment                                                          31.5          (6.3)         57.5
      Gain on sale of investments                                        -             -             (9.0)
      Purchased In-process technology                                 4,222.0          -             -
      Non-cash stock compensation                                       110.4          -             -
      Non-cash write-down of inventory                                4,966.0
      Other                                                              28.0        (110.0)         (5.0)
   Changes in assets and liabilities, net of effects
      of acquisition:
      Accounts receivable                                              (386.1)        413.0        (230.0)
      Inventories                                                    (1,048.3)     (1,177.3)     (1,155.9)
      Prepaid expenses and other current assets                         888.0        (549.7)       (476.1)
      Deferred income taxes                                          (2,491.6)        (56.0)       (501.0)
      Other assets                                                   (1,001.1)        142.5        (333.8)
      Accounts payable                                                  (62.0)       (318.9)        704.1
      Accrued expenses                                                2,592.3        (581.3)      1,025.9
      Deferred income                                                     3.9          -             -
      Income taxes payable                                              348.9         194.0        (264.4)
                                                                   ---------------------------------------
              Net cash provided by operating activities               4,025.9       1,848.3       2,037.1
                                                                   ----------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                (1,390.0)       (659.0)     (2,349.6)
   Purchase of Medgenix Business                                         -             -         (6,868.0)
   Purchase of Quality Controlled Biochemicals                      (15,193.9)         -             -
   Purchase of net assets from Biofluids                             (2,822.5)         -             -
   Proceeds from sale of property and equipment                           3.1          21.4          -
   Purchases of investments                                          (7,614.8)    (23,028.0)    (19,954.7)
   Proceeds from sale of investments                                 12,583.5      29,387.9       8,635.2
                                                                    ---------------------------------------
              Net cash provided by (used in) investing activities   (14,434.6)      5,722.3     (20,537.1)
                                                                    ---------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                -             -         19,301.4
   Proceeds from the exercise of options                                 60.0         147.2         140.2
   Proceeds from the exercise of warrants                                -             64.8          59.5
   Borrowings from bank                                              14,000.0          -          1,957.0
   Repayments to bank                                                   (31.1)        (28.5)       (721.3)
   Payments on capital lease obligations                                 (3.0)         (2.3)        (23.0)
   Payments to acquire treasury stock                                (6,309.8)     (1,744.5)         -
                                                                   ----------------------------------------
     Net cash provided by (used in) financing activities              7,716.1      (1,563.3)     20,713.8
                                                                   ----------------------------------------

      Net increase (decrease) in cash and cash equivalents           (2,692.6)      6,007.3       2,213.8
Effect of exchange rates on cash and cash equivalents                   292.0        (136.7)         -

Cash and cash equivalents at beginning of year                        9,477.5       3,606.9       1,393.1
                                                                   ---------------------------------------
Cash and cash equivalents at end of year                            $ 7,076.9     $ 9,477.5     $ 3,606.9
                                                                    =========     =========     =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                      $   117.2     $   136.4     $    97.5
      Income taxes                                                    1,117.6       1,477.7       1,109.3
                                                                    =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1997 and 1996


1. Summary of Significant Accounting Policies

  Description of Business

     We develop, manufacture, market and distribute products used worldwide in disease related biomedical research and clinical diagnostics, principally in the fields of immunology and molecular biology. Our products include ELISA assay test kits, clinical diagnostic kits, bioactive proteins, antibodies, bioactive peptides, oligonucleotides and related products. These products enable scientists to better understand the biochemistry, immunology and cell biology of the human body. Some examples would include certain diseases such as cancer, aging, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases.

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

  Investments

     We account for investments using Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". We had no investments at December 31, 1998. At December 31, 1997, we had investments in U.S. Treasury securities that were classified in the consolidated balance sheet as short term (matured in more than 91 days but less than one year). These investments were categorized as held to maturity when purchased and were carried at cost since BioSource had both the intent and the ability to hold them until they matured.

  Financial Instruments

     The carrying value of financial instruments such as cash and cash equivalents, trade receivables, payables and short-term debt approximates their fair value at December 31, 1998 and 1997 due to the short-term nature of these instruments. The carrying value of the short-term investments and the long-term debt also approximates fair value as of December 31, 1997. However, due to interest rate reductions during 1998, the interest rate on the Heller Financial mortgage is approximately 2% higher than the fair value of similar currently available debt instruments. Assuming interest rates remain constant at the current level, this interest rate differential would cost BioSource approximately $114,000 in additional interest over the remaining life of the loan. See Note 5 for further description of this Note Payable.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) for raw materials and work in process and the average-cost method for finished goods.

  Depreciation and Amortization

     Property and equipment are stated at cost. Depreciation and amortization of property and equipment and goodwill is provided using the straight-line method over the estimated useful lives of the related assets which generally range from three to fifteen years. Real property is depreciated over thirty nine years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the lease term, whichever is shorter.

  License Agreements

     License agreements are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term (generally five to ten years). These costs are included with other assets in the accompanying consolidated balance sheets. Accumulated amortization at December 31, 1998 and 1997 was approximately $201,000 and $152,000.

  Revenue Recognition

     Sales and related cost of goods sold are recognized upon shipment of products. Our customers frequently prepay for sera or media and buffer product and request shipment of the product at future dates. Also, our customers pay for custom antibodies and custom peptides while the product is being manufactured. Under both circumstances, deferred revenue is recorded by the Company until such time as a product is shipped to our customer. Upon shipment, the appropriate sale and cost of goods sold are recognized.

  Research and Development Costs

     Research and development costs are charged to expense as incurred. Such costs amounted to $2,648,300, $2,077,700, and $1,420,900 in 1998, 1997 and 1996,
respectively.

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

  Long-Lived Assets

     It is our policy to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that it may be impaired. If this review indicates that the long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value based on discounted cash flows. As a result, we have determined that our long-lived assets are not impaired as of December 31, 1998 and 1997.

  Stock Compensation

     We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements.

  Comprehensive Income

     We adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net earnings and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130.

  Business Segment Reporting

     We adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective in 1998. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers, if applicable. Management of the Company has determined its reportable segments are strategic business units that offer both sales to external customers from geographic company facilities and sales to external customers in certain geographic regions. Significant reportable business segments are the United States and European facilities and sales to external customers located in the United States, Europe and Japan. Information related to these segments is summarized in
Note 12.

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

  Concentrations of Credit Risk

     Financial instruments which potentially subject us to concentrations of credit risk consist primarily of short-term investments and trade accounts receivable. As of December 31, 1998 we had no short-term investments. The credit risk associated with trade accounts receivable is mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

  Foreign Currency Translation

     The assets and liabilities of BioSource's foreign subsidiary, whose functional currency is Belgian francs, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income. Foreign currency translation gain (loss) was $(39,400), $59,600 for 1998 and 1999, respectively and was immaterial for 1996.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Business Combinations

     On December 10, 1998, BioSource acquired Quality Controlled Biochemicals, Inc. (QCB). QCB is a leading manufacturer of phosphopeptides, phosphorylation state-specific antibodies, custom peptides and custom antibodies. The transaction was accounted for as a purchase. The results of operations of QCB are included in the accompanying financial statements from the date of acquisition. The purchase price was $15,193,900, including related acquisition costs, and was financed through cash on hand and bank borrowings. The purchase price exceeded the fair value of net assets acquired by approximately $16,034,500 of which $4,222,000 was allocated to in-process technology. The remaining $11,812,500, which is included in intangible assets in the consolidated balance sheet at December 31, 1998, was allocated to identifiable intangible assets and goodwill with useful lives ranging from 5 to 15 years and is summarized as follows:

                   Developed technology         $ 7,655,400
                   Core technology                  665,300
                   Assembled workforce              408,100
                   Tradename                        257,000
                   Goodwill                       2,826,700
                                                -----------
                                                 11,812,500
                                                ===========

     The purchased in-process technology charge of $4,222,000 in 1998 relates to the portion of the QCB purchase price that was allocated to products in development which had not yet reached technological feasibility as of the acquisition date and did not have alternative future uses and in accordance with applicable accounting rules, purchased in-process technology is required to be expensed.

     The acquisition of Quality Controlled Biochemicals (QCB) has added a portfolio of antibodies that are specifically engineered to bind to proteins when they are in specific states of phosphorylation. Phosphorylation is the process of adding or removing molecules of phosphate from a protein that turns on or off many of the key molecules within cells. These molecules control most, if not all, of the key processes that regulate the inner workings of all cells as well as their interaction(s) with other cells. Disease states such as cancer, Alzheimer's Disease, and many other pathological conditions have been shown to be at least in part due to the malfunctioning of key molecules within cells, in many cases due to alterations in their activity through phosphorylation. At the date of acquisition QCB had approximately 100 unique phoshphorylated antibodies under development, most of these antibodies were in the final phase of development. We estimate that on a overall basis these antibodies are approximately 75% complete. The balance of the development work to be completed is primarily outside testing. We expect the development of these products will be complete by the end of 1999. Since the acquisition date approximately 6 antibodies have been introduced into the market. The expected cost to complete the development of these products will range between $100,000 and $200,000.

     On December 15, 1998, BioSource purchased certain assets and liabilities of Biofluids, Inc. for $2,822,500 in cash, including related acquisition costs. Biofluids is involved in the manufacture and sale of sera, media and buffers utilized in biomedical research. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities of the acquired business are included in the consolidated balance sheet as of December 31, 1998. The results of Biofluids operations from the date of the acquisition to December 31, 1998 were not significant. The acquisition was financed through cash on hand and bank borrowings. The excess purchase price over the fair value of net assets acquired of $2,355,300 represents goodwill, is being amortized over a 15 year period, and is included in intangible assets in the consolidated balance sheet at December 31, 1998.

     The following summarized unaudited pro forma financial information assumes the acquisitions of QCB and Biofluids, Inc. had occurred on January 1 of each year:

     PRO FORMA INFORMATION
     (in thousands, except per share data)                1998          1997
                                                       -----------------------
     Net sales                                         $27,752.9     $26,395.4
     Net income (loss)                                  (3,073.7)      2,583.1
     Net income (loss) per share - diluted                 (0.49)         0.29

     These amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. Additionally, for comparability purposes, the 1998 net loss excludes the effect of the $4,222,000 in-process technology charge in 1998. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3. Inventories

     Inventories at December 31, 1998 and 1997 are summarized as follows:

                                                          1998          1997
                                                        ---------     --------
     Raw materials                                      $ 4,115.0     $2,567.5
     Work in process                                        750.4      2,029.9
     Finished goods                                       3,972.4      3,660.7
                                                        ---------     --------
                                                          8,837.8      8,258.1
     Inventory reserve                                   (3,867.2)      (374.7)
                                                        ---------     --------
     Net inventory                                      $ 4,970.6     $7,883.4
                                                        =========     ========

4. Property and Equipment

     Property and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                          1998          1997
                                                       ---------     ---------
     Land                                              $   360.0     $   360.0
     Building and improvements                           2,283.5       1,913.7
     Machinery and equipment                             3,749.1       2,899.5
     Office furniture and equipment                      1,596.8       1,115.0
     Leasehold improvements                                 87.2          19.5
                                                       ---------     ---------
                                                       $ 8,076.6     $ 6,307.7
     Less accumulated depreciation and amortization     (2,563.0)     (1,747.6)
                                                       ---------     ---------
                                                       $ 5,513.6     $ 4,560.1
                                                       =========     =========

5. Notes Payable to Banks

     In December, 1998, BioSource executed a loan agreement with Union Bank of California, N.A. and borrowed $14,000,000 which was to be used to finance the acquisitions of Quality Controlled Biochemicals, Inc. and all of the assets and selected liabilities of Biofluids, Inc. The principal amount outstanding as of December 31, 1998 was $14,000,000. Principal repayments are to be made at approximately $166,700 per month for the seven year term of the loan. Interest is provided at a rate which is 2% per annum in excess of either the bank's adjusted treasury rate for a term selected by BioSource or the bank's LIBOR rate for a term also selected by the Company. The actual interest rate at December 31, 1998 was 7.19%. The loan matures on December 5, 2005. The terms of this loan require the Company to maintain a minimum cash balance of $3,500,000 as of December 31, 1998 and beginning January 1, 1999 to maintain minimum cash balances of $4,000,000. Additionally, BioSource must maintain a minimum ratio of total liabilities to tangible net assets, achieve minimum net profit levels, and comply with specified ratios of earnings before interest, taxes, depreciation and amortization to debt service costs. We are also required to comply with certain non-financial covenants. At December 31, 1998, BioSource was in compliance or had obtained waivers with regard to these covenants.

     In June, 1996, BioSource secured financing from Heller Financial Corp. in order to finance the purchase of BioSource's corporate headquarters. The loan principal was $745,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 9.4% and has a 20 year term. The outstanding principal balance at December 31, 1998 was $705,300.

     In June, 1996, a loan was obtained from the Small Business Administration to finance the purchase of the corporate headquarters building. The original loan principal was $616,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 7.6% and has a 20 year term. The outstanding principal balance at December 31, 1998 was $578,100.

     Payments to both Heller Financial Corp. and the Small Business Administration are guaranteed by the chairman of the board of the Company.

     Quality Controlled Biochemicals, Inc. had six loans outstanding aggregating $1,394,700 at December 31, 1998 with MetroWest Bank which were assumed by BioSource upon completion of the acquisition of QCB in December, 1998. Description of the loans follow:

                                                             Amount
                                                         Outstanding at
     Type of loan    Maturity Date      Interest Rate   December 31, 1998
     ------------    -------------      -------------   -----------------
     Term loan       January 31, 2002        8.75%          $  123,300
     Term loan       April 17, 1999          8.75%              53,500
     Term loan       April 17, 2003          8.75%             385,700
     Term loan       August 22, 2000         9.00%              66,700
     Line of credit  December 31, 1999       8.75%             562,000
     Line of credit  April 17, 1999          8.75%             203,500
                                                            ----------
                                                            $1,394,700
                                                            ==========

     Under the terms of the MetroWest Bank loan agreement, BioSource must meet certain financial covenants which include, a minimum tangible net worth covenant, debt to tangible net worth, current ratio covenant, and other non financial covenants. BioSource was in compliance or had obtained temporary forbearance relating to these covenants through July 1, 1999.

     BioSource leases certain equipment under a capital lease. As of December 31, 1998, the unpaid principal on the lease is approximately $9,500. Payments continue through February, 2001. Interest is paid at a rate of approximately 6%.

     Maturities of the notes payable outstanding as of December 31, 1998 are:

     Year ending December 31:
        1999......................................................  $ 3,024,200
        2000......................................................    2,199,500
        2001......................................................    2,169,000
        2002......................................................    2,135,700
        2003......................................................    2,076,900
        Thereafter................................................    5,084,500
                                                                    -----------
                                                                    $16,689,800
                                                                    ===========

6. Common Stock and Treasury Stock

     In June, 1996, the Company completed a second primary offering of 2,362,000 shares of its common stock resulting in net proceeds to the Company of $19,301,400. A portion of the net proceeds of $19,301,400 was used to fund the acquisition of the Medgenix Business, repay an installment note outstanding under the Company's credit facility and repay a capital lease obligation.

     In April 1997, the Board of Directors authorized us to repurchase up to 200,000 shares of our outstanding common stock at market price. In December 1997, the Board of Directors authorized us to repurchase up to 1,000,000 additional shares of its outstanding common stock at market price and in 1998 we were authorized to extend the repurchase program up to 1,500,000 shares of the Company's stock. During the year ended December 31, 1998, we have repurchased 996,200 shares of the Company's common stock for $6,309,800, an average price of $6.33. As of December 31, 1998, we have repurchased a total of 1,279,500 shares of the Company's common stock for $8,054,300, an average price of $6.29 per share since the inception of the repurchase program in April 1997.

7. Stock Option and Purchase Plans

     The Company currently has one stock option plan in place - the 1993 Stock Incentive Plan (the 1993 Plan) - and several stock option agreements with certain officers in effect.

     Under the 1993 Plan, stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of common stock. Options granted under the 1993 Plan are exercisable at the rate of 25% beginning one year from the date of grant. The stock options generally expire ten years from the date of grant.

     In August, 1998, the Board of Directors approved the repricing of options granted under this plan to an exercise price of $4.625 per share for all optionees. As part of the repricing, 395,500 options were canceled and 355,950 new options were granted at the new exercise price.

     The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $2.40, $5.27 and $3.82, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          1998    1997   1996
                                                          -------------------
     Expected dividend yield                                 0%     0%     0%
     Risk-free interest rate                              4.75%   6.4%   6.4%
     Expected volatility                                    60%    60%    30%
     Expected option life (years)                           8.8      9      9

     The Company applies APB Opinion No. 25 in accounting for its plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

(in thousands, except per share data)
                                              1998          1997         1996
                                           ------------------------------------
Net income (loss):
  As reported                              $(5,135.8)     $3,186.3     $2,767.2
  Pro forma                                $(6,135.0)     $2,774.6     $2,321.6

Net income (loss) per share:
  As reported
    Basic                                  $   (0.68)     $   0.38     $   0.38
    Diluted                                    (0.68)         0.36         0.35
  Pro forma
    Basic                                  $   (0.82)     $   0.33     $   0.32
    Diluted                                    (0.82)         0.31         0.29
                                           ====================================

     Pro forma net income (loss) reflects compensation expense related to the vested portion of options granted during the periods 1995 through 1998.

     To the extent that BioSource derives a tax benefit from options exercised by employees, such benefit is credited to additional paid-in capital when realized on the Company's income tax return. Tax benefits realized totaling $20,500, $0 and $0 were credited to additional paid-in capital in fiscal 1998, 1997 and 1996, respectively.

     The following summarizes the stock option transactions under the 1993 Plan during the periods presented:

                                                                    Weighted
                                                                    average
                                                   Shares        exercise price
                                                  ---------      --------------
Options outstanding at December 31, 1995            829,105          $2.15
Options granted                                     368,500           7.69
Options exercised                                   (80,665)          1.74
Options canceled                                   (121,534)          2.91
                                                  ---------      --------------
Options outstanding at December 31, 1996            995,406           4.15
Options granted                                     194,000           7.21
Options exercised                                   (77,044)          1.98
Options canceled                                   (119,239)          6.88
                                                  ---------      --------------
Options outstanding at December 31, 1997            993,123           4.57
Options granted                                   1,254,950           3.78
Options exercised                                   (27,410)          2.19
Options canceled                                   (505,517)          7.05
                                                  ---------      --------------
Options outstanding at December 31, 1998          1,715,146          $3.30
                                                  =========      ==============

     At December 31, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.28 - $8.94 and 8.8 years, respectively.

     At December 31, 1998, 1997 and 1996, the number of options exercisable was 1,031,730, 592,435 and 412,632, respectively, and the weighted average exercise price of those options was $3.30, $4.57 and $2.59, respectively.

     As discussed previously, the Company has several stock option agreements with certain officers. The outstanding agreements expire from May 2003 through December 2008.

     The following summarizes transactions outside the option plan during the periods presented:

                                                                    Weighted
                                                                    average
                                                    Shares       exercise price
                                                    -------      --------------
Options outstanding at December 31, 1995            255,500           $1.85
Options granted                                     147,500            5.33
Options exercised                                      -               -
Options canceled                                       -               -
                                                    -------      --------------
Options outstanding at December 31, 1996            402,500            3.13
Options granted                                         -               -
Options exercised                                       -               -
Options canceled                                        -               -
                                                    -------      --------------
Options outstanding at December 31, 1997            402,500            3.13
Options granted                                         -               -
Options exercised                                       -               -
Options canceled                                        -               -
                                                    -------      --------------
Options outstanding at December 31, 1998            402,500           $3.13
                                                    =======      ==============

     At December 31, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.50 - $6.44 and 6 years, respectively.

     At December 31, 1998, 1997 and 1996, the number of options exercisable was 365,259, 330,884 and 265,000, respectively, and the weighted average exercise price of those options was $3.13, $3.13 and $2.03, respectively.

     Effective April 7, 1995, the Company adopted an Employee Stock Purchase Plan to provide substantially all full-time employees, excluding officers, an opportunity to purchase shares of its common stock through payroll deductions. In addition, the Company provides a matching contribution equal to 50% of the participant's contribution. All contributions are invested in the Company's common stock, which is purchased on the open market at prevailing market prices. Participants have a fully vested interest in the shares purchased with payroll deductions and become fully vested in the shares purchased with Company matching contributions after two years. The Company's matching expense for the years ended December 31, 1998, 1997 and 1996 was approximately $14,000, $10,000 and $3,000, respectively.

8. Common Stock Warrants

     In June, 1996, the Company granted warrants to purchase 59,050 shares of the Company stock to each of Cruttenden Roth, Inc. and Commonwealth Associates in connection with the second primary stock offering with an exercise price of $11.10 per share and an expiration date of May 29, 2001.

     In September, 1996, Commonwealth Associates assigned warrants to purchase 11,810 shares of the Company stock to a Commonwealth Associates' employee. The term and conditions of these warrants remained unchanged.

     In February, 1996, the Company granted warrants to purchase 100,000 shares of the Company stock to Nordion International, Inc. in connection with the Medgenix acquisition, with an exercise price of $7.50 per share and an expiration date of February 1, 2001.

     In January, 1994, the Company granted warrants to purchase 24,000 shares of the Company stock to The Equity Group, Inc., with an exercise price of $2.25 per share and an expiration date of January 17, 1999. On July 12, 1994, 18,000 of the warrants were canceled. The remaining 6,000 warrants were exercised concurrently with the Company's June 1996 second primary offering.

     Proceeds from the sale of common stock issued under outstanding warrant arrangements are credited to common stock at the time the warrants are exercised. The Company recorded no charge to operations with respect to these warrants since the warrants were issued at amounts approximating or exceeding fair market value.

9. Stockholder Rights Plan

     On February 16, 1999, we adopted a stockholders' rights plan to protect the Company and its stockholders from unsolicited attempts or inequitable offers to acquire our stock. The rights plan has no immediate dilutive effect and does not diminish our ability to accept an offer to purchase the Company that is approved by the board. The stockholder rights plan was implemented through a dividend of one preferred share purchase right on each outstanding share of our common stock outstanding on March 2, 1999. Each right will entitle stockholders to buy preferred stock at an exercise price of $24.50 which will have a value of approximately two times the exercise price at the time of exercise. The rights will become exercisable (with certain limited exceptions provided in the rights agreement) following the 10th day after: (a) a person or group announces acquisition of 15 percent or more of our common stock, (b) a person or group announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15 percent or more of our common stock,
(c) the filing of a registration statement for any such exchange offer under the Securities Act of 1933, or (d) our board determining that a person is an "adverse person," as defined in the rights plan. The buyer or any "adverse person" would not be entitled to exercise rights under the rights plan. The effect of the rights plan is to discourage acquisitions of more than 15 percent of our common stock without negotiations with our board. We can redeem the rights for $.001 per right at certain times as provided in the rights agreement. The rights expire on January 31, 2009.

10. Income Taxes

     The summarized provision for (benefit from) income taxes is as follows:

                                                          1998             1997               1996
                                                  ----------------   -------------    -----------------
Current:

                 Federal                          $         802.6    $     1,092.0    $        885.0
                 State and local                            155.0            172.0             222.0
                 Foreign                                     (0.6)           140.0              90.0
Deferred:
                 Federal                                 (2,014.0)            61.0            (508.0)
                 State and local                           (447.6)            (5.0)              7.0
                                                  ---------------    --------------   ---------------
                                                  $      (1,534.6)   $     1,460.0    $        696.0
                                                  ===============    =============    ===============

     Actual income tax expense (benefit) differs from that obtained by applying the Federal income tax rate of 34% to income before income taxes as follows:

                                                 1998        1997       1996
                                              ---------    --------   --------
Computed "expected" tax expense (benefit)     $(2,267.9)   $1,580.0   $1,177.0
Nondeductible items                                10.9         9.0       21.0
State taxes (net of Federal benefit)             (212.9)      110.0      151.0
Reduction of valuation allowance                                -       (607.0)
Tax credits                                       (66.0)     (111.0)     (40.0)
Tax-exempt interest                                 -           -        (36.0)
Tax effect resulting from foreign sales
  corporation activities                          (94.2)      (63.0)      63.0
Prior year adjustment to provision                116.5
Effect of foreign operations                      923.4
Other                                              55.6       (65.0)     (33.0)
                                              ---------    --------   --------
    Total                                     $(1,534.6)   $1,460.0   $  696.0
                                              =========    ========   ========

     The primary components of temporary differences which give rise to deferred taxes at December 31, 1998 and 1997 are:

                                                             1998        1997
                                                           --------     ------
Deferred tax assets:
  Accruals for salary and bonus                            $   21.6     $112.0
  Reserves for inventory                                    1,084.4       53.0
  Purchased in-process technology/goodwill                  1,752.2        -
  Net operating loss carryforwards                            317.4      400.0
                                                           --------     ------
Total deferred tax assets                                  $3,175.6     $565.0
                                                           ========     ======
Deferred tax liability:
  Depreciation                                             $  103.4     $ 94.0
  State taxes                                                 109.6        -
                                                           --------     ------
Total deferred tax liability                               $  213.0     $ 94.0
                                                           ========     ======

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment.

Based on the level of historical taxable income and projections for future taxable income over the periods in which the level of deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits related to these deductible temporary differences at December 31, 1998, accordingly, there is no valuation allowance at either December 31, 1998 or 1997.

     As of December 31, 1998, the Company has a net operating loss (NOL) carryforward of approximately $933,400 for Federal income tax purposes. The Federal NOL has a carryover period of 15 years and is available to offset future taxable income, if any, through 2005, subject to an annual statutory limitation.

11. 401(k) Benefit Plan

     The Company has a 401(k) profit sharing plan which covers substantially all domestic employees of the Company. Plan participants may make voluntary contributions up to 20% of their earnings up to the statutory limitation. The Company's contribution to the Plan is discretionary and no contributions were made in fiscal years 1998, 1997 or 1996.

12. Business Segments

     BioSource is engaged in a single industry, the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oligonucleotides used in biomedical research and human diagnostics. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of our sales.

     Our accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that we are only able to track net sales for the geographic "Sales-to" segments. We evaluate performance for the "Sales-from" segments on net revenues and profit or loss from operations. The Company's reportable segments are strategic business units that offer geographic product availability. They are managed separately because each business requires different marketing and distribution strategies. Business segment information is summarized as follows:

Sales-from Segments:

                                           1998          1997          1996
                                         ---------     ---------     ---------
Net sales to external customers from:
  United States:
    Domestic                             $ 8,844.1     $ 7,452.1     $ 6,791.5
    Export                                 4,270.3       4,220.7       3,213.8
                                         ---------     ---------     ---------
      Total United States                 13,114.4      11,672.8      10,005.3
  Europe                                   8,744.2       8,899.0       5,908.0
                                         ---------     ---------     ---------
      Consolidated                       $21,858.6     $20,571.8     $15,913.3
                                         =========     =========     =========

Operating income (loss):
  United States                          $(4,459.4)    $ 3,244.7     $ 3,137.9
  Europe                                  (2,642.4)        693.6         322.4
                                         ---------     ---------     ---------
      Consolidated                       $(7,101.8)    $ 3,938.3     $ 3,460.3
                                         =========     =========     =========

Net interest expense (income):
  United States                          $  (315.6)    $   575.0     $   274.7
  Europe                                      18.1          52.4           -
                                         ---------     ---------     ---------
      Consolidated                       $  (297.5)    $   627.4     $   274.7
                                         =========     =========     =========

Depreciation and amortization:
  United States                          $   502.3     $   371.7     $   251.6
  Europe                                     457.5         340.3         206.0
                                         ---------     ---------     ---------
      Consolidated                       $   959.8     $   712.0     $   457.6
                                         =========     =========     =========

Capital expenditures:
  United States                          $   608.2     $   398.3     $ 2,203.4
  Europe                                     781.8         260.7         146.2
                                         ---------     ---------     ---------
      Consolidated                       $ 1,390.0     $   659.0     $ 2,349.6
                                         =========     =========     =========

Identifiable assets at end of year:
  United States                          $33,762.7     $24,259.1
  Europe                                   7,637.4       8,898.0
                                         ---------     ---------
      Consolidated                       $41,400.1     $33,157.1
                                         =========     =========

Sales-to Segments:

                                           1998          1997          1996
                                         ---------     ---------     ---------
Net Sales to external customers:
  United States                          $ 8,844.1     $ 7,452.1     $ 6,791.5
  Europe                                   9,692.4       9,984.6       7,402.5
  Japan                                    2,634.7       2,453.4       1,152.0
  Other                                      687.4         681.7         567.3
                                         ---------     ---------     ---------
      Consolidated                       $21,858.6     $20,571.8     $15,913.3
                                         =========     =========     =========

13. Commitments and Contingencies

     The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through March 2007. Total rental expense was approximately $453,400, $385,000 and $303,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998, the future minimum payments under these leases are as follows:

Year ending December 31:
  1999                    $  629.8
  2000                       558.1
  2001                       415.3
  2002                       338.9
  2003                       285.5
Thereafter                   786.7
                          --------
                          $3,014.3
                          ========

14. Earnings Per Share

     The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share". SFAS 128 specifies the computation, presentation and disclosure requirements for earnings (loss) per share (EPS).

     The reconciliations of basic to diluted weighted average shares are as follows:

                                                  Year ended December 31,
                                           ------------------------------------
                                             1998           1997         1996
                                           ---------      --------     --------
Net earnings (loss) used for basic and
  diluted earnings (loss) per share        $(5,135.8)     $3,186.3     $2,767.2
                                           =========      ========     ========
Weighted average shares used in basic
  computation                                7,508.8       8,318.0      7,271.8
Dilutive stock options and warrants              -           647.2        736.7
                                           ---------      --------     --------
Weighted average shares used for diluted
  computation                                7,508.8       8,965.2      8,008.5
                                           =========      ========     ========

     Options to purchase 292,936 shares of common stock at prices ranging from $5.25 to $8.94 were outstanding during 1998, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,824,710 shares of common stock at prices ranging from $1.28 to $4.63 per share were outstanding during 1998, but were not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company has incurred a net loss for the year.

     Options to purchase 367,079 and 117,000 shares of common stock at prices ranging from $7.06 to $9.06 and $7.75 to $9.25 were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1998, 1997 and 1996

                                                 Balance at         Provision           Deductions          Balance of
                                                 Beginning           Charged             Accounts             End of
                                                  of Year           to Income           Written off            Year
                                               -----------         ------------        -------------       ------------
1998

Allowance for doubtful accounts                $     203.0         $     178.3          $     80.3         $    301.0
Inventory reserve                                    347.7             5,240.8             1,748.3            3,867.2

1997

Allowance for doubtful accounts                $      49.0         $     154.0          $      -           $    203.0
Inventory reserve                                     65.5               309.2                 -                374.7

1996

Allowance for doubtful accounts                $      29.0         $      20.0          $      -           $     49.0
Inventory reserve                                     95.0                 -                  29.5               65.5

                                 EXHIBIT INDEX
              FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998


Exhibit
Number                              Description
-------                             -----------
 2.1    Asset Purchase Agreement dated April 30, 1996, by and among Registrant,
         Nordion International, Inc. and Medgenix Diagnostics, S.A.(7)

 2.2    Stock Purchase Agreement dated as of December 9, 1998 by and among
         BioSource International, Inc., Quality Controlled Biochemicals, Inc., the stockholders of Quality Controlled Biochemicals, Inc. and the stockholders of Javelle Pharmaceuticals, Inc.(9)

 2.3    Asset Purchase Agreement dated as of December 14, 1998 by and among
         BioSource International, Inc., a Delaware Corporation and Biofluids,
         Inc., a Maryland Corporation and the Biofluids stockholder.

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

10.10   Employment Agreement between Registrant and James H. Chamberlain dated
         January 2, 1998

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

10.17   Stockholder Rights Plan dated February 16, 1999 and filed with the
         Securities and Exchange Commission on Form 8-A March 1, 1999(10)

10.18 Loan agreement and Promissory Note dated November 27, 1998 in the principal amount of $14,000,000 payable to Union Bank of California, N.A.

10.19   Registrant's Employee Stock Purchase Plan(8)

Exhibit
Number                                Description
-------                               -----------
16-1        Changes in Registrant's Certifying Accountant(6)

21          Subsidiaries of the Company:

                                                           State/Country of
                                 Name                       Incorporation
                                 ----                      ----------------
                 BioSource Europe S.A. .................   Belgium
                 Keystone Laboratories, Inc. ...........   California
                 BioSource V.I. FSC., LTD...............   U.S. Virgin Islands
                 BioSource France sarl..................   France
                 BioSource B.V..........................   Holland
                 BioSource Gmbh.........................   Germany
                 Medgenix Diagnostici Italia, srl.......   Italy

23.1        Consent of KPMG LLP

27          Financial Data Schedule

----------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 22, 1992, as amended.

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

(9) Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 19, 1999.

(10) Incorporated by reference to the Company's Current Report on Form 8-A filed with the Securities and Exchange Commission on March 1, 1999.