Form 10-Q
period 1999-03-31
BIOSOURCE INTERNATIONAL INC
filed 1999-05-17
CIK 860451

________________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            _______________________

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                            _______________________


                 For the Quarterly Period Ended March 31, 1999

                        Commission File Number 000-21930


                         BIOSOURCE INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                Delaware                        77-0340829
     (State or other jurisdiction of          (I.R.S.Employer
      incorporation or organization)         Identification No.)

   820 Flynn Road, Camarillo, California)          93012
 (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code:  (805) 987-0086


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


     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of April 30, 1999 was 7,182,925.


--------------------------------------------------------------------------------

                BIOSOURCE INTERNATIONAL, INC.  AND SUBSIDIARIES

                                   FORM 10-Q

                                March 31, 1999

                                     INDEX



                                                                                                                 Page No.
                                                                                                                 --------
                                 Part I.  Financial Information
Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 1999
                (unaudited) and December 31, 1998                                                                    3

                Condensed Consolidated Statements of Operations for the three months ended
                March 31, 1999 and 1998 (unaudited)                                                                  4

                Condensed Consolidated Statements of Cash Flows for the three
                months ended March 31, 1999 and 1998 (unaudited)                                                     5

                Notes to Condensed Consolidated Unaudited Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                              12


                                  Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K                                                                           16

Signatures                                                                                                          17

                        PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements
                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                                                                    March 31,           December 31,
                                                                                       1999                 1998
                                                                                 ---------------       ---------------
                                                                                    (Unaudited)
                                    ASSETS
Current assets:
     Cash & cash equivalents                                                             4,877.1               7,076.9
     Accounts receivable, less allowance for doubtful accounts of
       $283.7 and $301.0 at March 31, 1999 and December 31, 1998, respectively           5,288.5               4,381.0
     Inventories, net                                                                    4,873.6               4,970.6
     Prepaid expenses and other current assets                                             816.3                 726.2
     Deferred income taxes                                                       $       1,123.4       $       1,123.4
                                                                                 ---------------       ---------------
              Total current assets                                                      16,978.9              18,278.1

Property and equipment, net                                                              5,274.5               5,513.6
Intangible assets, net of $374.8 and $125.8 of accumulated
  amortization at March 31, 1999 and December 31, 1998, respectively                    14,202.3              14,451.2
Other assets                                                                             1,353.4               1,318.0
Deferred income taxes                                                                    1,839.2               1,839.2
                                                                                 ---------------       ---------------
                                                                                 $      39,648.3       $      41,400.1
                                                                                 ===============       ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $       1,714.7       $       1,643.0
     Accrued expenses                                                                    2,354.2               4,143.9
     Notes payable to bank, current portion                                              3,014.6               3,024.2
     Deferred income                                                                       513.0                 625.9
     Income tax payable                                                                    830.2                 601.7
                                                                                 ---------------       ---------------
              Total current liabilities                                                  8,426.7              10,038.7

Notes payable to bank, less current portion                                             13,103.6              13,665.6
                                                                                 ---------------       ---------------
              Total liabilities                                                         21,530.3              23,704.3
                                                                                 ===============       ===============

Stockholders' equity:
Common stock, $.001 par value. Authorized 20,000.0 shares: issued
   7,472.9 shares and outstanding 7,181.9 shares at March 31, 1999 and
   issued 7,469.9 shares and outstanding 7,178.9 shares at December 31, 1998                 7.2                   7.2
Additional paid-in capital                                                              21,186.8              21,186.8
Accumulated deficit                                                                     (1,809.5)             (2,629.3)
Accumulated other comprehensive loss                                                    (1,266.5)               (868.9)
                                                                                 ---------------       ---------------
              Total stockholders' equity                                                18,118.0              17,695.8
                                                                                 ---------------       ---------------
                                                                                 $      39,648.3       $      41,400.1
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

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                         1999                1998
                                                                                       --------            --------
Net Sales                                                                              $7,318.5            $5,301.0
Cost of Sales                                                                           2,849.1             1,780.9
                                                                                       --------            --------
   Gross Profit                                                                         4,469.4             3,520.1
                                                                                       --------            --------

Operating expenses:
   Research and development                                                               794.4               562.3
   Sales and marketing                                                                  1,071.3               831.3
   General and administrative                                                           1,035.6             1,042.5
   Amortization of intangible assets                                                      248.9                 7.7
                                                                                       --------            --------
   Total operating expenses                                                             3,150.2             2,443.8

                                                                                       --------            --------
Operating income                                                                        1,319.2             1,076.3

Interest income (expense), net                                                           (239.2)              162.0
Other expense, net                                                                        (14.2)              (35.5)
                                                                                       --------            --------
Income before income taxes                                                              1,065.8             1,202.8
Provision for income taxes                                                                246.0               386.7
                                                                                       --------            --------
Net income                                                                             $  819.8            $  816.1
                                                                                       ========            ========

Net income per share:
   Basic                                                                               $   0.11            $   0.10
                                                                                       --------            --------
   Diluted                                                                             $   0.11            $   0.10
                                                                                       --------            --------
Shares used to compute net income per share:
   Basic                                                                                7,179.1             8,011.4
                                                                                       --------            --------
   Diluted                                                                              7,551.3             8,565.6
                                                                                       --------            --------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (unaudited)


                                                                          Three Months Ended
                                                                               March 31,
                                                                     ------------------------------
                                                                         1999              1998
                                                                         ----              ----
Cash flows from operating activities:
      Net income                                                       $   819.8         $   816.1
      Depreciation and amortization                                        240.2             192.2
      Amortization of intangible assets                                    248.9               7.7
      Unrealized exchange loss                                                 -              36.1
Cash provided by (used in):
      Accounts receivable                                               (1,161.3)           (516.1)
      Inventories, net                                                     (66.8)           (101.8)
      Prepaid expenses and other current assets                           (266.1)           (148.9)
      Other assets                                                         (36.5)            (59.5)
      Accounts payable                                                     348.0              98.6
      Accrued expenses                                                  (1,692.5)            395.7
      Deferred income                                                     (112.8)                -
      Income tax payable                                                   244.6             354.1
                                                                     ------------      ------------
Net cash provided by (used in) operating activities                     (1,434.5)          1,074.2
                                                                     ------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment                                     (129.5)           (432.6)
   Proceeds from sale of property and equipment                                -               3.0
   Purchase of investments                                                     -          (4,931.3)
   Proceeds from sale of investments                                           -           6,455.6
                                                                     ------------      ------------
Net cash provided by (used in) investing activities                       (129.5)          1,094.7
                                                                     ------------      ------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                                 -              34.9
   Payments to repurchase and retire Company stock                             -          (2,534.2)
   Repayments to bank                                                     (587.8)             (7.5)
   Payments of capital lease obligations                                    13.5              (0.7)
                                                                     ------------      ------------
Net cash used in financing activities                                     (574.3)         (2,507.5)
                                                                     ------------      ------------

            Net decrease in cash and
            cash equivalents                                            (2,138.3)           (338.6)

Effect of exchange rate changes on cash                                    (61.5)            (27.3)
                                                                     ------------      ------------
Cash and cash equivalents at beginning
   of period                                                             7,076.9           9,477.5
                                                                     ------------      ------------
Cash and cash equivalents at end
   of period                                                           $ 4,877.1         $ 9,111.6
                                                                     ============      ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                         $   289.8         $    29.3
      Income taxes                                                     $       -         $   100.0


The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Unaudited Financial Statements

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by our company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 1998. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which are necessary for a fair presentation. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results to be expected for the full fiscal year.

2.   General

     Our company develops, manufactures, markets and distributes products and services that are widely used in biomedical research. Our products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. We have a wide variety of products, including immunoassay and ELISA test kits; immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. We also manufacture and market custom oligonucleotides to the specifications of our customers. We use recombinant DNA technology to produce cytokines and other proteins.

     Our principal offices are located at 820 Flynn Road, Camarillo, California, 93012, and our telephone number is (805) 987-0086.


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

Financial Instruments
     The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, payables and short-term debt approximates their fair value at March 31, 1999 and December 31, 1998 due to the short-term nature of these instruments. Due to interest rate reductions during 1998, the interest rate on the Heller Financial mortgage is approximately 2% higher than the fair value of similar currently available debt instruments. Assuming interest rates remain constant at the current level, this interest rate differential would cost us approximately $114,000 in additional interest over the remaining life of the loan. The carrying value of long-term debt, except for the Heller Financial mortgage, approximates fair value as of March 31, 1999 and December 31, 1998. See Note 6 of the Notes to Condensed Consolidated Unaudited Financial Statements for further description of the Notes Payable.

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

License Agreements
     License agreements are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term which is generally between five and ten years. These costs are included in other assets in the accompanying condensed consolidated balance sheet.

Sale Recognition
     Sales and related cost of goods sold are recognized upon the shipment of product. Customer prepayments for sera, media and buffer, custom antibody or custom peptide products are recorded as deferred revenue until the product is shipped. Upon shipment, the sale and related cost of goods sold is recognized.

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

Long-Lived Assets
     It is our policy to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that it may be impaired. If this review indicates that the long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of our long-lived assets would be reduced to the estimated fair market value based on discounted cash flows.

Stock Compensation
     We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements.

Comprehensive income
     We adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net earnings and foreign currency translation adjustments, we do not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS No. 130.

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

Foreign Currency Translation
     The assets and liabilities of our foreign subsidiary, whose functional currency is Belgian francs, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included in net income.

4.   Inventories (amounts in thousands)

                                                                      March 31, 1999           Dec 31, 1998
                                                                       ------------             ----------
Raw materials.......................................................      $4,253.2               $4,115.0
Work in process.....................................................         242.8                  750.4
Finished goods......................................................       4,066.6                3,972.4
                                                                       ------------             ----------
                                                                           8,562.6                8,837.8
Less inventory reserve..............................................       3,689.0                3,867.2
                                                                       ------------             ----------
                                                                          $4,873.6               $4,970.6
                                                                       ============             ==========



5.   Property and Equipment (amounts in thousands)

                                                                      March 31, 1999           Dec 31, 1998
                                                                       ------------             ----------
Land................................................................      $  360.0               $  360.0
Building and improvements...........................................       2,274.7                2,283.5
Machinery and equipment.............................................       3,750.6                3,749.1
Office furniture and equipment......................................       1,516.9                1,596.8
Leasehold improvements                                                        87.2                   87.2
                                                                       ------------             ----------
                                                                           7,989.4                8,076.6
Less accumulated depreciation and amortization......................       2,714.9                2,563.0
                                                                       ------------             ----------
                                                                          $5,274.5               $5,513.6
                                                                       ============             ==========


6.   Notes Payable to Banks

     In December, 1998, we executed a loan agreement with Union Bank of California, N.A. and borrowed $14,000,000 which was used to finance the acquisitions of Quality Controlled Biochemicals and all of the assets and selected liabilities of Biofluids. The principal amount outstanding as of March 31, 1999 was $13,500,000. Principal repayments are to be made at approximately $166,700 per month for the seven year term of the loan. Interest is provided at a rate which is 2% per annum in excess of either the bank's adjusted treasury rate for a term which we may select, or the bank's LIBOR rate, also for a term we may select. The actual interest rate at March 31, 1999 was 7.19%. The loan matures on December 5, 2005. The terms of this loan require us to maintain a minimum cash balance of $4,000,000. Additionally, we must maintain a minimum ratio of total liabilities to tangible net assets, achieve minimum net profit levels, and comply with specified ratios of earnings before interest, taxes, depreciation and amortization to debt service costs. We are also required to comply with certain non-financial covenants. At March 31, 1999, we were in compliance or had obtained waivers with regard to these covenants.

     In June, 1996, we secured financing from Heller Financial Corp. in order to finance the purchase of our corporate headquarters. The loan principal was $745,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 9.4% and has a 20 year term. The principal balance outstanding at March 31, 1999 was $702,500.

     In June, 1996, we obtained a loan from the Small Business Administration to finance the purchase of the corporate headquarters building. The original loan principal was $616,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 7.6% and has a 20 year term. The outstanding principal balance at March 31, 1999 was $574,000.

     Payments to both Heller Financial Corp. and the Small Business Administration are guaranteed by the chairman of the board of our company.

     Quality Controlled Biochemicals had six loans outstanding aggregating $1,394,700 at December 31, 1998 with MetroWest Bank which we assumed upon completion of the acquisition of QCB in December, 1998. At March 31, 1999 the aggregate principal balance outstanding with respect to these loans was approximately $1,312,400. Description of the loans follow:


                                                                             Amount
                                                                          Outstanding at
     Type of loan               Maturity Date        Interest Rate       December 31, 1998
     ------------               -------------        -------------       -----------------
     Term loan                  January 31, 2002              8.75%          $  113,300
     Term loan                  April 17, 1999                8.75%          $   13,500
     Term loan                  April 17, 2003                8.75%          $  363,400
     Term loan                  August 22, 2000               9.00%          $   56,700
     Line of credit             December 31, 1999             8.75%          $  562,000
     Line of credit             April 17, 1999                8.75%          $  203,500
                                                                               --------
                                                                             $1,312,400
                                                                             ==========

     Under the terms of the MetroWest Bank loan agreement, we must meet certain financial covenants which include, a minimum tangible net worth covenant, debt to tangible net worth, current ratio covenant, and other non financial covenants. We were in compliance or had obtained temporary forbearance relating to these covenants through July 1, 1999.

7.   Earnings per Share

     The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings (loss) per share (EPS).

     The reconciliations of basic to diluted weighted average shares are as follows:


                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       1999            1998
                                                                   ------------    ------------
Net earnings used for basic and
     diluted earnings per share                                       $  819.8        $  816.1
                                                                   ============    ============
Weighted average shares used in
     basic computation                                                 7,179.1         8,011.4

Dilutive stock options and warrants                                      372.2           554.2

Weighted average shares used for                                   ------------    ------------
     diluted computation                                               7,551.3         8,565.6
                                                                   ============    ============



     Options to purchase 580,690 shares at a weighted average exercise price of $5.08 per share and 426,499 shares at a weighted average exercise price of $7.54 per share were outstanding as of March 31, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share for either period because the effect would be anti-dilutive.

     Warrants to purchase 100,000 shares at a weighted average exercise price of $7.50 per share were outstanding as of March 31, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

     Warrants to purchase 118,100 shares at a weighted average exercise price of $11.10 per share were outstanding as of March 31, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.



8.   Other Comprehensive Income

     In 1997, the Financial Accounting Standards Boards issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for fiscal years beginning after December 31, 1997. SFAS 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows:


                                                 Three months ended
                                                       March 31,
                                               ------------------------
                                                  1999          1998
                                               ----------    ----------
Net income                                       $ 819.8       $ 816.1

Foreign currency translation
adjustments                                       (397.6)       (162.3)
                                               ----------    ----------

Total comprehensive income                       $ 422.2       $ 653.8
                                               ==========    ==========



9.   Legal Proceedings

     We are not a party to nor is any of our property subject to any material pending legal proceedings.


10.  Stock Repurchase Activity

     In April 1997, our Board of Directors authorized the repurchase of up to 200,000 shares of our outstanding common stock at market prices. In December 1997, the Board of Directors authorized us to repurchase up to 1,000,000 additional shares of our outstanding common stock at market prices and in 1998 we were authorized to extend the repurchase program up to 1,500,000 shares of our common stock. No shares were repurchased during the three months ended March 31, 1999. As of March 31, 1999, we have repurchased and are retiring a total of 1,279,500 shares of our common stock for $8,054,300, an average price of $6.29 per share since the inception of the repurchase program in April 1997.


11.  Stockholder Rights Plan

     On February 16, 1999, we adopted a stockholders' rights plan to protect our company and its stockholders from unsolicited attempts or inequitable offers to acquire our stock. The rights plan has no immediate dilutive effect and does not diminish our ability to accept an offer to purchase our company that is approved by the Board. The stockholder rights plan was implemented through a dividend of one preferred share purchase right on each outstanding share of our common stock outstanding on March 2, 1999. Each right will entitle stockholders to buy preferred stock at an exercise price of $24.50 which will have a value of approximately two times the exercise price at the time of exercise. The rights will become exercisable (with certain limited exceptions provided in the rights agreement) following the 10th day after: (a) a person or group announces acquisition of 15 percent or more of our common stock, (b) a person or group announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15 percent or more of our common stock,
(c) the filing of a registration statement for any such exchange offer under the Securities Act of 1933, or (d) our board determining that a person is an "adverse person," as defined in the rights plan. The buyer or any "adverse person" would not be entitled to exercise rights under the rights plan. The effect of the rights plan is to discourage acquisitions of more than 15 percent of our common stock without negotiations with our board. We can redeem the rights for $.001 per right at certain times as provided in the rights agreement. The rights expire on January 31, 2009.


12.  Business Segments

     We are engaged in a single industry, the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oligonucleotides used in biomedical research and human diagnostics. Our customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of our sales.

     Our accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that we are only able to track net sales for the geographic "Sales-to" segments. We evaluate performance for the "Sales-from" segments on net revenues and profit or loss from operations. Our reportable segments are strategic business units that offer geographic product availability. They are managed separately because each business requires different marketing and distribution strategies. Business information is summarized as follows:


Sales-from Segments:
                                                     1999           1998
                                             ----------------------------------

Net sales to external customers from:
    United States:
        Domestic                                    $3,842.6       $2,734.5
        Export                                       1,028.2          436.6
                                             ----------------------------------
               Total United States                   4,870.8        3,171.1
Europe                                               2,447.7        2,129.9
                                             ----------------------------------
        Consolidated                                $7,318.5       $5,301.0
                                             ==================================

Operating income (loss):
        United States                               $  840.7       $1,050.6
        Europe                                         478.5           25.7
                                             ----------------------------------
               Consolidated                         $1,319.2       $1,076.3
                                             ==================================

Sales-to Segments:

Net sales to external customers:
        United States                               $3,842.6       $2,734.5
        Europe                                       2,688.5        2,209.9
        Japan                                          642.7          258.5
        Other                                          144.7           98.1
                                             ----------------------------------
               Consolidated                         $7,318.5       $5,301.0
                                             ==================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in our 10-K for the fiscal year ended December 31, 1998, and all other recent filings we have made with the Securities and Exchange Commission.

     This Form 10-Q contains forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as "believes", "designed", "anticipates", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of our products and technologies and other factors described throughout this Form 10-Q and in our other filings with the Securities and Exchange Commission. The actual results that we achieve may differ from any forward-looking statements due to such risks and uncertainties. We do not undertake any obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

     Our company develops, manufactures, markets and distributes products and services that are widely used in biomedical research. Our products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. We have a wide variety of products, including immunoassay and ELISA test kits; immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. We also manufacture and market custom oligonucleotides to the specifications of our customers. We use recombinant DNA technology to produce cytokines and other proteins. We have registered our analyte specific reagents with the FDA and have received a license to sell these products as Class I Medical Devices. We will market these products to in vitro diagnostic manufacturers and clinical reference laboratories as "active ingredients" in the tests they produce to identify various specific diseases or conditions. In order to market these products as medical devices, we are required to be in compliance with the FDA's Current Good Manufacturing Practices and Regulations.

Results of Operations

     Our sales for the three months ended March 31, 1999 and 1998 amounted to $7,318,500 and $5,301,000, respectively, representing an increase of $2,017,500 or 38.1% in 1999 as compared to 1998. Included in the 38.1% increase is a 24% increase due to sales of products from two companies which we acquired in December 1998 - Quality Controlled Biochemicals (QCB) and Biofluids. Additionally, the growth of ongoing products such as Oligonucleotides, ELISA assay test kits, and Proteins contributed to internal growth of 14% during the quarter ended March 31, 1999. Sales to Japan remain below prior levels due to the current economic climate in Asia and are expected to continue to adversely affect our sales during the balance of 1999.

Gross profit: Gross profit for the three months ended March 31, 1999 and 1998 was $4,469,400 and $3,520,100 or 61.1% and 66.4%, respectively. The increased gross profit dollars resulted from the increased sales volume while the reduced gross profit percentage is the result of the acquired custom peptide and custom antibody product lines providing a lower gross profit percentage than our other lines of business. Also, gross profit was affected by favorable manufacturing variances of approximately $250,000 which were included in the 1998 results but have not reoccurred in 1999. If 1998 had not benefited from these favorable manufacturing variances our gross profit in 1998 would have been approximately the same as 1999.

Research and development: Research and development expense for the three months ended March 31, 1999 and 1998 amounted to $794,400 and $562,300, respectively. The increased research and development expense of $232,100 or 41.3% is primarily due to the acquisition of QCB.

Sales and marketing: Sales and marketing expense for the three months ended March 31, 1999 and 1998 amounted to $1,071,300 and $831,300, respectively. The increased sales and marketing expense of $240,000 or 28.9% is primarily due to increased staffing costs resulting from an increase in the size of the field sales force, increased advertising and promotional efforts, initiated originally in the third quarter of 1998, and increased promotional efforts focused on products acquired from QCB and Biofluids.

General and administrative: General and administrative expense for the three months ended March 31, 1999 and 1998 amounted to $1,035,400 and $1,042,500, respectively. The reduction of $7,100 reflects non-recurring costs of approximately $158,000 in 1998 relating to a relocation of our facility in Belgium offset by increased 1999 staffing and administrative costs in the United States and costs related to both QCB and Biofluids. Excluding the impact of the relocation of our facility in 1998, our general and administrative expense increased 17% in 1999 as compared to 1998.

Amortization of intangible assets: Amortization of intangible assets for the three months ended March 31, 1999 and 1998 amounted to $249,100 and $7,700, respectively. The increased amortization of intangible assets of $241,400 relates to the amortization of the intangible assets from the QCB and Biofluids acquisitions. The intangible assets acquired during these acquisitions are currently being amortized over a 15 year period. Management believes this useful life to be appropriate, however, the useful lives may be modified as we complete our assessment of the useful lives of these assets.

Interest income (expense), net: Net interest expense for the three months ended March 31, 1999 of $239,200 increased by $401,200 from net interest income of $162,000 for the three months ended March 31, 1998 primarily due to the lower cash balances we maintained during the period, and increased interest expense related to the debt acquired to fund the acquisitions of QCB and Biofluids.

Provision for income taxes: The provision for income taxes for the three months ended March 31, 1999 and 1998 was $246,000 and $386,700, respectively. The 1999 effective tax rate reflects a higher percentage of product sales from the United States being shipped to foreign customers which provides us with tax benefits through our foreign sales corporation. A 1999 benefit was also obtained from the utilization of a portion of the 1998 net operating losses generated by our European operations.

Trends and Uncertainties:

     We consummated two acquisitions in December 1998. These acquisitions are primarily intended to broaden our product portfolio, increase sales to current and new customers, and provide new strategic locations for the manufacture and sale of products. Implementation of these strategic transactions has resulted in an adverse effect on our financial results for the year ended December 31, 1998. In addition, there are business risks associated with acquisitions, including the successful integration of the acquired companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, and the integration of acquired products. There can be no assurance that these efforts will be successful, or if successful, will produce the desired results.

Year 2000:

     The following statements constitute a " Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

     Our review of accounting and business systems in order to ensure Year 2000 compliance is proceeding on schedule. Phase I of this project is the assessment and identification phase. Phase II is the completion of necessary modifications and upgrades identified during phase I. We expect to complete both phase I and phase II during the first half of 1999. As part of phase I, the Company has engaged an outside consulting firm to assess issues surrounding our desktop computer and telephone systems. Additionally, we have assessed our accounting systems. To date, we have identified that one of our accounting systems is not currently Year 2000 compliant. During phase II, a normal conversion and upgrade path is in progress which will provide us with the Year 2000 compliant current release of the accounting system. We expect to complete this conversion during the first half of 1999.

     Also as part of phase I, we are assessing other business and operational systems and contacting suppliers and customers in an effort to identify additional Year 2000 issues. We expect to complete modifications identified as part of this effort during the first half of 1999.

     To date, we have spent an immaterial amount on the compliance program, and we do not expect the cost associated with required modifications and capital expenditures to become Year 2000 compliant to exceed $100,000.

The foregoing costs do not include our internal costs (principally the payroll costs for those person's working on the project), which costs we do not track.

     The reasonably likely "worst case" scenario of our failure to correct a material Year 2000 problem would likely be an interruption in, or a failure of, certain normal business activities or operations. These failures could adversely affect our results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers (which we have not fully assessed), we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity, or financial condition. The Year 2000 project is expected to reduce our level of uncertainty about the Year 2000 problems. We do not anticipate material problems with our power supply or telecommunications. We believe that, with the implementation of the new business systems and completion as scheduled, the possibility of significant interruptions of normal operations should be reduced. Subsequent to the completion of our upgrade efforts and the determination of our customer and vendor compliance with Year 2000, we will ascertain the need for a formal Year 2000 contingency plan.

Stockholder Rights Plan:

     On February 16, 1999, our Board of Directors declared a dividend of one preferred share purchase right for each share of common stock outstanding on March 2, 1999. The purchase rights are subject to the terms and conditions of the Right Agreement dated February 25, 1999, and filed with the Securities and Exchange Commission on March 1, 1999, on Form 8-A. The purchase rights are not represented by separate certificates, but, instead, initially will be evidenced by the certificates representing our outstanding common stock.

Recently Issued Accounting Standards:

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. We are evaluating the Statement's provisions to determine the effect on our financial statements. In addition, the impact of SFAS No. 133 will depend on the terms of future transactions.

Liquidity and Capital Resources:

     Cash and cash equivalents and short term investments as of March 31, 1999 of $4,877,100 decreased by $2,199,800 or 31.1% from $7,076,900 at December 31,
1998. The reduction in cash was primarily due to payments relating to the purchases of QCB and Biofluids which were accrued at December 31, 1998 and interest and principal payments relating the debt incurred to acquire QCB and Biofluids. Working capital, which is the excess of current assets over current liabilities, at March 31, 1999 was $8,552,200 as compared to $8,239,400 at December 31, 1998 representing an increase of $312,800 or 3.8%.

     Capital expenditures of $129,500 were primarily for the purchases of laboratory, manufacturing and computer equipment.

     In April 1997, our Board of Directors authorized the repurchase of up to 200,000 shares of our outstanding common stock at market prices. In December 1997, our Board of Directors authorized us to repurchase up to 1,000,000 additional shares of our outstanding common stock at market prices and in 1998 we were authorized to extend the repurchase program up to 1,500,000 shares of our common stock. No shares were repurchased during the three months ended March 31, 1999. As of March 31, 1999, we have repurchased a total of 1,279,500 shares of our common stock for $8,054,300, an average price of $6.29 per share since the inception of the repurchase program in April 1997.

     We have never paid dividends and have no plans to do so in fiscal 1999. Our earnings will be retained for reinvestment in the business.

     We expect to be able to meet our future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations, if any. However, we may raise additional capital or secure debt financing from time to time to take advantage of favorable conditions in the market or in connection with our corporate development activities.

     We conduct business in various foreign currencies and are therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are consummated. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. There can be no assurance that actions taken to manage such exposures will continue to be successful or that future changes in currency exchange rates will not have a material impact on our future cash collections and operating results. We do not currently hedge either our translation risk or our economic risk.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                None

         (b) Reports on Form 8-K

                A Form 8-K/A with respect to the Company's acquisition of Quality Controlled Biochemicals, Inc. was filed with the Securities and Exchange Commission on January 26, 1999.

                A Form 8-K/A with respect to the Company's acquisition of Quality Controlled Biochemicals, Inc. was filed with the Securities and Exchange Commission on February 22, 1999.

                A Form 8-K with respect to the Company's adoption of a Stockholder Rights Plan was filed with the Securities and Exchange Commission on March 1, 1999.

                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        BIOSOURCE INTERNATIONAL, INC.
                                 (Registrant)



Date: May 13, 1999                  /s/    JAMES H. CHAMBERLAIN
                                           --------------------
                                           James H. Chamberlain
                                           President and Chief Executive Officer




Date:  May 13, 1999                 /s/    LARRY A. MAY
                                           ------------
                                           Larry A. May
                                           Executive Vice President and
                                           Chief Financial Officer