Form 10-K/A
period 1998-12-31
BIOSOURCE INTERNATIONAL INC
filed 1999-06-01
CIK 860451

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) held by non-affiliates of the registrant as of March 31, 1999 was $26,317,000.

  The number of shares of the Registrant's common stock outstanding as of March 31, 1999 was 7,181,925.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive Proxy Statement for the annual meeting to be held on July 16, 1999 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                                                                 High     Low
                                                                ------- -------
Year Ended December 31, 1997
  First Quarter................................................ $ 9 1/8 $ 6 5/8
  Second Quarter...............................................   8 1/8   6 5/8
  Third Quarter................................................   7 1/8   5 5/8
  Fourth Quarter............................................... 7 15/16 4 13/16

                                                                 High     Low
                                                                ------- -------
Year Ended December 31, 1998
  First Quarter................................................ $     7 $5 7/16
  Second Quarter...............................................       7   5 1/2
  Third Quarter................................................   6 1/4  3 1/16
  Fourth Quarter...............................................   3 7/8 2 13/32

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

Item 6. Selected Financial Data

                               Selected Statement of Operations Data for the Years
                                           Ended December 31, (1) (4)
                              --------------------------------------------------------
                                1998(5)      1997       1996      1995     1994(2)
                              ----------- ---------- ---------- --------- ------------
                                    (In thousands, except per share amounts)
     Net sales...............    $21,859     $20,572    $15,913    $8,608    $7,367
     Gross profit............      8,670      13,642     10,345     5,612     4,234
     Net income (loss).......     (5,136)      3,186      2,767     1,160      (210)
     Net income (loss) per
      share:
       Basic.................      (0.68)       0.38       0.38      0.20     (0.04)
       Diluted...............      (0.68)       0.36       0.35      0.20     (0.04)

                               Selected Statement of Operations Data for the Years
                                           Ended December 31, (1) (4)
                              --------------------------------------------------------
                                  1998       1997       1996      1995     1994(2)
                              ----------- ---------- ---------- --------- ------------
                                                 (In thousands)
     Working capital.........    $ 8,239     $24,430    $18,088    $4,996    $3,485
     Total assets(3).........     41,400      33,157     33,795     7,388     5,968
     Long-term debt..........     13,666       1,292      1,314        64       150
     Total stockholders'
      equity(4)..............     17,696      28,658     28,161     5,897     4,673

--------
(1) The data reflects the acquisition of Keystone, effected on November 21, 1995, which was accounted for as a pooling of interests. Additionally, Quality Controlled Biochemicals (QCB) was acquired as of December 10, 1998 and assets of Biofluids, Inc. were acquired as of December 15, 1998. Both QCB and Biofluids were accounted for as purchase transactions and, accordingly, their results are reflected in BioSource's results subsequent to the acquisition dates. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

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

 Operating expenses:

  Research and development--Research and development expense for the years ended December 31, 1998, 1997 and 1996 amounted to $2,648,300, $2,077,700 and
$1,420,900, respectively. The increased research and development expense of $570,600 in 1998 as compared to 1997 is primarily due to increased staffing costs, expenditures related to the development of new product lines and additions to current product lines, a reduction in grant funds received in the current fiscal year and research and development expenditures related to QCB for the month of December 1998. The increased research and development costs of $656,800 in 1997 as compared to 1996 was due primarily to incremental expenses associated with our acquisition of BioSource Europe. Additionally, we also recognized incremental expenses in 1997 in the United States in connection with the expansion of our core product lines including new ELISA assay test kits, and other biomedical research and clinical diagnostic products.

  Sales and marketing--Sales and marketing expense for the years ended December 31, 1998, 1997 and 1996 amounted to $4,337,500, $4,043,000 and
$2,761,600, respectively. The increased sales and marketing expense of $294,500 or 7.3% in 1998 as compared to 1997 is primarily due to increased staffing costs, costs related to the repatriation of a United States employee that had been assigned to an overseas position, and increased advertising and other marketing programs. The increased sales and marketing expense of $1,281,400 or 46.4% in 1997 as compared to 1996 is primarily due to incremental expenses associated with the acquisition of BioSource Europe. Additionally, costs for the United States operations reflect increased staffing costs and increased marketing and promotional expenditures.

  General and administrative--General and administrative expense for the years ended December 31, 1998, 1997 and 1996 amounted to $4,468,900, $3,552,000 and
$2,702,500, respectively. The increased general and administrative expense of $916,900 or 25.8% in 1998 as compared to 1997 is primarily due to increased staffing costs, the settlement of a claim by our former landlord of our Belgian facility, costs associated with the closure of overseas offices, costs related to the repatriation of a United States employee that had been assigned to an overseas position, and costs related to operating QCB and Biofluids for the period from the acquisition dates to December 31, 1998. The increased general and administrative expense of $849,500 or 31.4% in 1997 as compared to 1996 is primarily due to incremental costs associated with the acquisition of BioSource Europe. Additionally, costs increased in the United States predominantly due to increased staffing costs required to support BioSource's domestic growth.

  Amortization of intangible assets--Amortization of intangible assets for the years ended December 31, 1998, 1997 and 1996 amounted to $95,100, $30,700 and $0, respectively. The increase of $64,400 in 1998 as compared to 1997 was due to the amortization of intangible assets acquired in conjunction with the acquisitions of QCB and Biofluids in December 1998. The $30,700 increase in 1997 compared to 1996 is the result of intangible assets acquired with the acquisition of BioSource Europe.

  Purchased in-process technology--Purchased in-process technology for the years ended December 31, 1998 was $4,222,000 as compared to zero in both 1997 and 1996. The purchased in-process technology charge in 1998 relates to the portion of the QCB purchase price that was allocated to products in development which had not yet reached technological feasibility as of the acquisition date and did not have alternative future uses and in accordance with applicable accounting rules, purchased in-process technology is required to be expensed. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

  Interest income, net--Net interest income for the years ended December 31, 1998, 1997 and 1996 amounted to $297,500, $627,400 and $274,700, respectively.
The decline in net interest income for the year ended December 31, 1998 of $329,900 or 52.6% as compared to 1997 is primarily due to reduced interest rates earned on invested cash, the use of our cash to fund the two acquisitions completed in 1998, the share repurchase program, and interest expense on the debt incurred to fund the acquisitions. The increased net interest income of $352,700 or 128.4% for the year ended December 31, 1997 as compared to 1996 is due to income derived from investing, for a full year, excess cash received through our second primary offering of common stock which was completed in June 1996.

  Provision for (benefit from) income taxes--The income tax benefit for the year ended December 31, 1998 was $1,534,600. The provisions for income taxes for the years ended December 31, 1997 and 1996 were

$1,460,000 and $696,000, respectively. The income tax benefit recorded in 1998 is primarily due to the book versus tax timing differences relating to the inventory valuation reserves and purchased in-process technology charges recorded in 1998 for financial statement purposes but will be deductible on our tax returns in future periods. The increase in the income tax provision in 1997 as compared to 1996 relates to both increased pre-tax income in 1997 and a reduction of a valuation reserve in 1996 which provided a tax benefit in 1996.

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

  In December, 1998, we executed a loan agreement with Union Bank of California, N.A. and borrowed $14,000,000 which was to be used to finance the acquisitions of Quality Controlled Biochemicals, Inc. and all of the assets and selected liabilities of Biofluids, Inc. The principal amount outstanding as of December 31, 1998 was $14,000,000. Principal repayments are to be made at approximately $166,700 per month for the seven year term of the loan. Interest is provided at a rate which is 2% per annum in excess of either the bank's adjusted treasury rate, or the bank's LIBOR rate, in each case, for a term we select. The actual interest rate at December 31, 1998 was 7.19%. The loan matures on December 5, 2005. The terms of this loan require us to maintain a minimum cash balance of $3,500,000 as of December 31, 1998 and beginning January 1, 1999 to maintain minimum cash balances of $4,000,000. Additionally, we must maintain a minimum ratio of total liabilities to tangible net assets, achieve minimum net profit levels, and comply with specified ratios of earnings before interest, taxes, depreciation and amortization to debt service costs. We are also required to comply with certain non-financial covenants. At December 31, 1998, we were in compliance or had obtained waivers with regard to these covenants.

  QCB had six loans outstanding aggregating $1,394,700 with MetroWest Bank which we assumed upon completion of the acquisition of QCB in December 1998. The loans mature from April 17, 1999 through 2003 with rates between 8.75% and 9.00%. Under the terms of these loans we must meet certain financial covenants which include, a minimum tangible net worth covenant, debt to tangible net worth, current ratio covenant, and other non financial covenants. At December 31, 1998, we were in compliance or had obtained temporary forbearance relating to these covenants through July 1, 1999.

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

Item 8. Financial Statements and Supplementary Data

                                                                         Page
                                                                         -----
Report of KPMG LLP, Independent Auditors................................   F-1

Consolidated Balance Sheets at December 31, 1998 and 1997...............   F-2

Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1997 and 1996....................................................   F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1998, 1997 and 1996.......................................   F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1997 and 1996....................................................    F5

Notes to Consolidated Financial Statements for the Years Ended December
 31, 1998, 1997 and 1996................................................ F6-20

Schedule II Valuation and Qualifying Accounts...........................   S-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The current directors, executive officers and key employees of the Company are as follows:

   Name                         Age                     Position
   ----                         ---                     --------
   James H. Chamberlain........  51 Chairman of the Board, President and Chief
                                     Executive Officer

   Larry A. May................  49 Chief Financial Officer, Executive Vice
                                     President--Finance

   Gus E. Davis................  51 Chief Operating Officer, Executive Vice
                                     President--Sales and Marketing

   Leonard M. Hendrickson*.....  51 Director

   David J. Moffa, Ph.D.*......  56 Director

   John R. Overturf, Jr.**.....  38 Director

   Robert D. Weist**...........  59 Director

   Key Employees

   Richard O. Buford...........  50 Vice President--Human Resources, Secretary

   Cirilo D. Cabradilla, Jr.,    50 Vice President--Molecular Biology
    Ph.D. .....................

   Kevin J. Reagan, Ph.D.......  46 Vice President--Immunology Products

   Jordan B. Fishman, Ph.D.....  41 Vice President--Cellular Biology

   Jef Vangenechten, Ph.D......  44 General Manager--BioSource Europe, S.A.

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

  Cirilo D. Cabradilla, Jr., Ph.D. became President of the Keystone subsidiary in November 1995. From 1992 to 1995, Dr. Cabradilla served as President of Keystone Laboratory, Inc Prior to that time, from 1988 to 1992, Dr. Cabradilla was Vice President, Product Development, of Vascor, a pharmaceutical company. Dr. Cabradilla received a Bachelor of Science and a Ph.D. degree in Biochemistry from the University of California Davis.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) The financial statements listed below are included as part of this report:

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 1998 and 1997

    Consolidated Statements of Operations for the Years ended December 31, 1998, 1997, and 1996

    Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997, and 1996

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

Date: May 28, 1999                                 /s/ Larry A. May
                                          By: _________________________________
                                                      Larry A. May
                                           Executive Vice President--Finance,
                                                 Chief Financial Officer

Date: May 28, 1999                             /s/ James H. Chamberlain
                                          By: _________________________________
                                                  James H. Chamberlain
                                                 Chairman of the Board,
                                              President and Chief Executive
                                                         Officer

  In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

   /s/ Leonard M. Hendrickson        Director                      May 28, 1999
____________________________________
       Leonard M. Hendrickson

   /s/ David J. Moffa, Ph.D.         Director                      May 28, 1999
____________________________________
       David J. Moffa, Ph.D.

   /s/ John R. Overturf, Jr.         Director                      May 28, 1999
____________________________________
       John R. Overturf, Jr.

      /s/ Robert D. Weist            Director                      May 28, 1999
____________________________________
          Robert D. Weist

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

                                          KPMG LLP

Los Angeles, California
March 26, 1999

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
         (Amounts in thousands, except for share and per share amounts)

                                                            1998       1997
                                                          ---------  ---------
                         Assets
Current assets:
  Cash and cash equivalents.............................. $ 7,076.9  $ 9,477.5
  Short-term investments.................................       --     4,968.7
  Accounts receivable, less allowance for doubtful
   accounts of $301.0 at December 31, 1998 and $203.0 at
   December 31, 1997.....................................   4,381.0    3,459.5
  Inventories, net (note 3)..............................   4,970.6    7,883.4
  Prepaid expenses and other current assets..............     726.2    1,599.3
  Deferred income taxes (note 10)........................   1,123.4      248.0
                                                          ---------  ---------
    Total current assets.................................  18,278.1   27,636.4
Property and equipment, net (note 4).....................   5,513.6    4,560.1
Intangible assets, net of $125.8 of accumulated
 amortization at December 31, 1998 and $30.7 at December
 31, 1997 (note 2).......................................  14,451.2      429.3
Other assets.............................................   1,318.0      308.3
Deferred income taxes (note 10)..........................   1,839.2      223.0
                                                          ---------  ---------
                                                          $41,400.1  $33,157.1
                                                          =========  =========
          Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable....................................... $ 1,643.0  $ 1,446.4
  Accrued expenses.......................................   4,143.9    1,472.7
  Notes payable to banks, current portion (note 5).......   3,024.2       34.5
  Deferred income........................................     625.9        --
  Income tax payable.....................................     601.7      252.8
                                                          ---------  ---------
    Total current liabilities............................  10,038.7    3,206.4
Notes payable to banks, less current portion (note 5)....  13,665.6    1,292.4
                                                          ---------  ---------
    Total liabilities....................................  23,704.3    4,498.8
Commitments and contingencies (notes 5 and 13)
Stockholders' equity:
  Preferred stock, $.001 par value. Authorized 1,000,000
   shares; none issued or outstanding....................       --         --
  Common stock, $.001 par value. Authorized 20,000,000
   shares: issued 7,469,925 shares and outstanding
   7,178,925 shares at December 31, 1998 and 8,147,715
   shares at December 31, 1997...........................       7.2        8.1
  Additional paid-in capital.............................  21,186.8   27,304.8
  Retained earnings (accumulated deficit)................  (2,629.3)   2,506.5
  Accumulated other comprehensive loss...................    (868.9)  (1,161.1)
                                                          ---------  ---------
    Net stockholders' equity.............................  17,695.8   28,658.3
                                                          ---------  ---------
                                                          $41,400.1  $33,157.1
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1998, 1997 and 1996
                 (Amounts in thousands, except per share data)

                                                 1998       1997      1996
                                               ---------  --------- ---------
Net sales..................................... $21,858.6  $20,571.8 $15,913.3
Cost of sales.................................  13,188.6    6,930.1   5,568.0
                                               ---------  --------- ---------
    Gross profit..............................   8,670.0   13,641.7  10,345.3
                                               ---------  --------- ---------
Operating expenses:
  Research and development....................   2,648.3    2,077.7   1,420.9
  Sales and marketing.........................   4,337.5    4,043.0   2,761.6
  General and administrative..................   4,468.9    3,552.0   2,702.5
  Purchased in-process technology.............   4,222.0        --        --
  Amortization of intangibles.................      95.1       30.7       --
                                               ---------  --------- ---------
    Total operating expenses..................  15,771.8    9,703.4   6,885.0
                                               ---------  --------- ---------
Operating income (loss).......................  (7,101.8)   3,938.3   3,460.3
Interest income, net..........................     297.5      627.4     274.7
Other income (expense), net...................     133.9       80.6    (271.8)
                                               ---------  --------- ---------
Income (loss) before income taxes.............  (6,670.4)   4,646.3   3,463.2
Provision for (benefit from) income taxes
 (note 10)....................................  (1,534.6)   1,460.0     696.0
                                               ---------  --------- ---------
    Net income (loss)......................... $(5,135.8) $ 3,186.3 $ 2,767.2
                                               =========  ========= =========
Net income (loss) per share:
  Basic....................................... $   (0.68) $    0.38 $    0.38
                                               ---------  --------- ---------
  Diluted..................................... $   (0.68) $    0.36 $    0.35
                                               ---------  --------- ---------
Shares used to compute net income (loss) per
 share:
  Basic.......................................   7,508.8    8,318.0   7,271.8
                                               ---------  --------- ---------
  Diluted.....................................   7,508.8    8,965.2   8,008.5
                                               ---------  --------- ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 1998, 1997 and 1996

                           Common stock                Retained
                         ---------------- Additional   earnings    Accumulated       Net
                         Number of         paid-in   (accumulated comprehensive stockholders' Comprehensive
                          shares   Amount  capital     deficit)       loss         equity     income (loss)
                         --------- ------ ---------- ------------ ------------- ------------- -------------
Balance at December 31,
 1995...................  5,845.3   $5.8   $9,338.5   $(3,447.0)         --       $5,897.3
Issuance of common
 stock..................  2,362.0    2.4   19,299.0         --           --       19,301.4
Exercise of stock
 options................     80.7    0.1      140.1         --           --          140.2
Exercise of warrants....     31.0    --        59.5         --           --           59.5
Net income..............      --     --         --      2,767.2          --        2,767.2       2,767.2
Foreign currency
 translation
 adjustments............      --     --         --          --          (5.0)         (5.0)         (5.0)
                          -------   ----   --------   ---------     --------      --------      --------
Total comprehensive
 income.................                                                                         2,762.2
                                                                                                ========
Balance at December 31,
 1996...................  8,319.0    8.3   28,837.1   $  (679.8)        (5.0)     28,160.6
Exercise of stock
 options................     77.0    --       147.2         --           --          147.2
Exercise of warrants....     35.0    --        64.8         --           --           64.8
Purchases of treasury
 stock..................   (283.3)  (0.2)  (1,744.3)        --           --       (1,744.5)
Net income..............      --     --         --      3,186.3          --        3,186.3       3,186.3
Foreign currency
 translation
 adjustments............      --     --         --          --      (1,156.1)     (1,156.1)     (1,156.1)
                          -------   ----   --------   ---------     --------      --------      --------
Total comprehensive
 income.................                                                                         2,030.2
                                                                                                ========
Balance at December 31,
 1997...................  8,147.7    8.1   27,304.8   $ 2,506.5     (1,161.1)     28,658.3
Issuance of stock
 options to non
 employees..............      --     --       110.4         --           --          110.4
Exercise of stock
 options................     27.4    0.1       59.9         --           --           60.0
Income tax benefit from
 exercise of stock
 options................      --               20.5         --           --           20.5
Purchases of treasury
 stock..................   (996.2)  (1.0)  (6,308.8)        --           --       (6,309.8)
Net loss................      --     --         --     (5,135.8)         --       (5,135.8)     (5,135.8)
Foreign currency
 translation
 adjustments............      --     --         --          --         292.2         292.2         292.2
                                                                                                --------
Total comprehensive
 income.................                                                                        (4,843.6)
                          -------   ----   --------   ---------     --------      --------      ========
Balance at December 31,
 1998...................  7,178.9   $7.2   21,186.8   $(2,629.3)      (868.9)     17,695.8
                          =======   ====   ========   =========     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

                                                  1998       1997       1996
                                                ---------  ---------  ---------
Cash flows from operating activities:
 Net income (loss)............................  $(5,135.8) $ 3,186.3  $ 2,767.2
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization................      959.8      712.0      457.6
 Net (gain) loss on sale of property and
  equipment...................................       31.5       (6.3)      57.5
 Gain on sale of investments..................        --         --        (9.0)
 Purchased in-process technology..............    4,222.0        --         --
 Non-cash stock compensation..................      110.4        --         --
 Non-cash write-down of inventory.............    4,966.0
 Other........................................       28.0     (110.0)      (5.0)
Changes in assets and liabilities, net of
 effects of acquisition:
 Accounts receivable..........................     (386.1)     413.0     (230.0)
 Inventories..................................   (1,048.3)  (1,177.3)  (1,155.9)
 Prepaid expenses and other current assets....      888.0     (549.7)    (476.1)
 Deferred income taxes........................   (2,491.6)     (56.0)    (501.0)
 Other assets.................................   (1,001.1)     142.5     (333.8)
 Accounts payable.............................      (62.0)    (318.9)     704.1
 Accrued expenses.............................    2,592.3     (581.3)   1,025.9
 Deferred income..............................        3.9        --         --
 Income taxes payable.........................      348.9      194.0     (264.4)
                                                ---------  ---------  ---------
  Net cash provided by operating activities...    4,025.9    1,848.3    2,037.1
                                                ---------  ---------  ---------
Cash flows from investing activities:
 Purchase of property and equipment...........   (1,390.0)    (659.0)  (2,349.6)
 Purchase of Medgenix Business................        --         --    (6,868.0)
 Purchase of Quality Controlled Biochemicals..  (15,193.9)       --         --
 Purchase of net assets from Biofluids........   (2,822.5)       --         --
 Proceeds from sale of property and
  equipment...................................        3.1       21.4        --
 Purchases of investments.....................   (7,614.8) (23,028.0) (19,954.7)
 Proceeds from sale of investments............   12,583.5   29,387.9    8,635.2
                                                ---------  ---------  ---------
  Net cash provided by (used in) investing
   activities.................................  (14,434.6)   5,722.3  (20,537.1)
                                                ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock.......        --         --    19,301.4
 Proceeds from the exercise of options........       60.0      147.2      140.2
 Proceeds from the exercise of warrants.......        --        64.8       59.5
 Borrowings from bank.........................   14,000.0        --     1,957.0
 Repayments to bank...........................      (31.1)     (28.5)    (721.3)
 Payments on capital lease obligations........       (3.0)      (2.3)     (23.0)
                                                ---------  ---------  ---------
 Payments to acquire treasury stock...........   (6,309.8)  (1,744.5)       --
                                                ---------  ---------  ---------
  Net cash provided by (used in) financing
   activities.................................    7,716.1   (1,563.3)  20,713.8
                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................   (2,692.6)   6,007.3    2,213.8
Effect of exchange rates on cash and cash
 equivalents..................................      292.0     (136.7)       --
Cash and cash equivalents at beginning of
 year.........................................    9,477.5    3,606.9    1,393.1
                                                ---------  ---------  ---------
Cash and cash equivalents at end of year......  $ 7,076.9  $ 9,477.5  $ 3,606.9
                                                =========  =========  =========
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for:
 Interest.....................................  $   117.2  $   136.4  $    97.5
 Income taxes.................................    1,117.6    1,477.7    1,109.3
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

 Depreciation and Amortization

  Property and equipment are stated at cost. Depreciation and amortization of property and equipment and goodwill is provided using the straight-line method over the estimated useful lives of the related assets which

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES generally range from three to fifteen years. Real property is depreciated over thirty nine years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the lease term, whichever is shorter.

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

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

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

 Foreign Currency Translation

  The assets and liabilities of BioSource's foreign subsidiary, whose functional currency is Belgian francs, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income. Foreign currency transaction gain (loss) was $(39,400), $59,600 for 1998 and 1997, respectively and was immaterial for 1996.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Business Combinations

  On December 10, 1998, BioSource acquired Quality Controlled Biochemicals, Inc. (QCB). QCB is a leading manufacturer of phosphopeptides, phosphorylation state-specific antibodies, custom peptides and custom antibodies. The transaction was accounted for as a purchase. The results of operations of QCB are included in

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES the accompanying financial statements from the date of acquisition. The purchase price was $15,193,900, including related acquisition costs, and was financed through cash on hand and bank borrowings. The purchase price exceeded the fair value of net assets acquired by approximately $16,034,500 of which $4,222,000 was allocated to in-process technology. The remaining $11,812,500, which is included in intangible assets in the consolidated balance sheet at December 31, 1998, was allocated to identifiable intangible assets and goodwill with useful lives ranging from 5 to 15 years and is summarized as follows:

      Developed technology.......................................... $ 7,655,400
      Core technology...............................................     665,300
      Assembled workforce...........................................     408,100
      Tradename.....................................................     257,000
      Goodwill......................................................   2,826,700
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

  The acquisition of Quality Controlled Biochemicals (QCB) has added a portfolio of antibodies that are specifically engineered to bind to proteins when they are in specific states of phosphorylation. Phosphorylation is the process of adding or removing molecules of phosphate from a protein that turns on or off many of the key molecules within cells. These molecules control most, if not all, of the key processes that regulate the inner workings of all cells as well as their interaction(s) with other cells. Disease states such as cancer, Alzheimer's Disease, and many other pathological conditions have been shown to be at least in part due to the malfunctioning of key molecules within cells, in many cases due to alterations in their activity through phosphorylation. At the date of acquisition QCB had approximately 100 unique phoshphorylated antibodies under development, most of these antibodies were in the final phase of development. We estimate that on an overall basis these antibodies are approximately 75% complete. The balance of the development work to be completed is primarily outside testing. We expect the development of these products will be complete by the end of 1999. Since the acquisition date, approximately 6 antibodies have been introduced into the market. The expected cost to complete the development of these products will range between $100,000 and $200,000.

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

  The following summarized unaudited pro forma financial information assumes the acquisitions of QCB and Biofluids, Inc. had occurred on January 1 of each year:

 PRO FORMA INFORMATION

                                                            1998        1997
                                                         ----------  ----------
                                                         (in thousands, except
                                                            per share data)
      Net sales......................................... $ 27,752.9  $ 26,395.4
      Net income (loss).................................   (3,073.7)    2,583.1
      Net income (loss) per share--diluted..............      (0.49)       0.29

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

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

3. Inventories

  Inventories at December 31, 1998 and 1997 are summarized as follows:

                                                              1998       1997
                                                            ---------  --------
   Raw materials........................................... $ 4,115.0  $2,567.5
   Work in process.........................................     750.4   2,029.9
   Finished goods..........................................   3,972.4   3,660.7
                                                            ---------  --------
                                                              8,837.8   8,258.1
   Inventory reserve.......................................  (3,867.2)   (374.7)
                                                            ---------  --------
   Net inventory........................................... $ 4,970.6  $7,883.4
                                                            =========  ========

4. Property and Equipment

  Property and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                             1998       1997
                                                           ---------  ---------
   Land................................................... $   360.0  $   360.0
   Building and improvements..............................   2,283.5    1,913.7
   Machinery and equipment................................   3,749.1    2,899.5
   Office furniture and equipment.........................   1,596.8    1,115.0
   Leasehold improvements.................................      87.2       19.5
                                                           ---------  ---------
                                                           $ 8,076.6  $ 6,307.7
   Less accumulated depreciation and amortization.........  (2,563.0)  (1,747.6)
                                                           ---------  ---------
                                                           $ 5,513.6  $ 4,560.1
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

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

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

  Quality Controlled Biochemicals, Inc. had six loans outstanding aggregating $1,394,700 at December 31, 1998 with MetroWest Bank which were assumed by BioSource upon completion of the acquisition of QCB in December, 1998. Description of the loans follow:

                                                                    Amount
                                                                Outstanding at
   Type of loan                  Maturity Date   Interest Rate December 31, 1998
   ------------                ----------------- ------------- -----------------
   Term loan..................  January 31, 2002     8.75%        $  123,300
   Term loan..................    April 17, 1999     8.75%            53,500
   Term loan..................    April 17, 2003     8.75%           385,700
   Term loan..................   August 22, 2000     9.00%            66,700
   Line of credit............. December 31, 1999     8.75%           562,000
   Line of credit.............    April 17, 1999     8.75%           203,500
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

  Maturities of the notes payable outstanding as of December 31, 1998 are:

   Year ending December 31:
     1999........................................................... $ 3,024,200
     2000...........................................................   2,199,500
     2001...........................................................   2,169,000
     2002...........................................................   2,135,700
     2003...........................................................   2,076,900
     Thereafter.....................................................   5,084,500
                                                                     -----------
                                                                     $16,689,800
                                                                     ===========

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

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

  The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $2.40, $5.27 and $3.82, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               1998  1997  1996
                                                               ----  ----  ----
   Expected dividend yield....................................    0%   0%    0%
   Risk-free interest rate.................................... 4.75% 6.4%  6.4%
   Expected volatility........................................   60%  60%   30%
   Expected option life (years)...............................  8.8    9     9

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

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

                                                     1998       1997     1996
                                                   ---------  -------- --------
                                                    (in thousands, except per
                                                           share data)
   Net income (loss):
     As reported.................................. $(5,135.8) $3,186.3 $2,767.2
     Pro forma.................................... $(6,135.0) $2,774.6 $2,321.6
                                                   =========  ======== ========
   Net income (loss) per share:
     As reported
       Basic...................................... $   (0.68) $   0.38 $   0.38
       Diluted....................................     (0.68)     0.36     0.35
     Pro forma
       Basic...................................... $   (0.82) $   0.33 $   0.32
       Diluted....................................     (0.82)     0.31     0.29
                                                   =========  ======== ========

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

  The following summarizes the stock option transactions under the 1993 Plan during the periods presented:

                                                                     Weighted
                                                                     average
                                                        Shares    exercise price
                                                       ---------  --------------
   Options outstanding at December 31, 1995...........   829,105      $2.15
   Options granted....................................   368,500       7.69
   Options exercised..................................   (80,665)      1.74
   Options canceled...................................  (121,534)      2.91
                                                       ---------      -----
   Options outstanding at December 31, 1996...........   995,406       4.15
   Options granted....................................   194,000       7.21
   Options exercised..................................   (77,044)      1.98
   Options canceled...................................  (119,239)      6.88
                                                       ---------      -----
   Options outstanding at December 31, 1997...........   993,123       4.57
   Options granted.................................... 1,254,950       3.78
   Options exercised..................................   (27,410)      2.19
   Options canceled...................................  (505,517)      7.05
                                                       ---------      -----
   Options outstanding at December 31, 1998........... 1,715,146      $3.30
                                                       =========      =====

  At December 31, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.28--$8.94 and 8.8 years, respectively.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

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

  The following summarizes transactions outside the option plan during the periods presented:

                                                                     Weighted
                                                                     average
                                                          Shares  exercise price
                                                          ------- --------------
   Options outstanding at December 31, 1995.............. 255,500     $1.85
   Options granted....................................... 147,500      5.33
   Options exercised.....................................     --        --
   Options canceled......................................     --        --
                                                          -------     -----
   Options outstanding at December 31, 1996.............. 402,500      3.13
   Options granted.......................................     --        --
   Options exercised.....................................     --        --
   Options canceled......................................     --        --
                                                          -------     -----
   Options outstanding at December 31, 1997.............. 402,500      3.13
   Options granted.......................................     --        --
   Options exercised.....................................     --        --
   Options canceled......................................     --        --
                                                          -------     -----
   Options outstanding at December 31, 1998.............. 402,500     $3.13
                                                          =======     =====

  At December 31, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.50--$6.44 and 6 years, respectively.

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

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

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

10. Income Taxes

  The summarized provision for (benefit from) income taxes is as follows:

                                                      1998       1997     1996
                                                    ---------  --------  ------
   Current:
     Federal....................................... $   802.6  $1,092.0  $885.0
     State and local...............................     155.0     172.0   222.0
     Foreign.......................................      (0.6)    140.0    90.0
   Deferred:
     Federal.......................................  (2,014.0)     61.0  (508.0)
     State and local...............................    (447.6)     (5.0)    7.0
                                                    ---------  --------  ------
                                                    $(1,534.6) $1,460.0  $696.0
                                                    =========  ========  ======

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

  Actual income tax expense (benefit) differs from that obtained by applying the Federal income tax rate of 34% to income before income taxes as follows:

                                                  1998       1997      1996
                                                ---------  --------  --------
   Computed "expected" tax expense (benefit)... $(2,267.9) $1,580.0  $1,177.0
   Nondeductible items.........................      10.9       9.0      21.0
   State taxes (net of Federal benefit)........    (212.9)    110.0     151.0
   Reduction of valuation allowance............                 --     (607.0)
   Tax credits.................................     (66.0)   (111.0)    (40.0)
   Tax-exempt interest.........................       --        --      (36.0)
   Tax effect resulting from foreign sales
    corporation activities.....................     (94.2)    (63.0)     63.0
   Prior year adjustment to provision..........     116.5
   Effect of foreign operations................     923.4
   Other.......................................      55.6     (65.0)    (33.0)
                                                ---------  --------  --------
     Total..................................... $(1,534.6) $1,460.0  $  696.0
                                                =========  ========  ========

  The primary components of temporary differences which give rise to deferred taxes at December 31, 1998 and 1997 are:

                                                                  1998    1997
                                                                -------- ------
   Deferred tax assets:
     Accruals for salary and bonus............................. $   21.6 $112.0
     Reserves for inventory....................................  1,084.4   53.0
     Purchased in-process technology/goodwill..................  1,752.2    --
     Net operating loss carryforwards..........................    317.4  400.0
                                                                -------- ------
       Total deferred tax assets............................... $3,175.6 $565.0
                                                                ======== ======
   Deferred tax liability:
     Depreciation.............................................. $  103.4 $ 94.0
     State taxes...............................................    109.6    --
                                                                -------- ------
       Total deferred tax liability............................ $  213.0 $ 94.0
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

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

11. 401(k) Benefit Plan

  The Company has a 401(k) profit sharing plan which covers substantially all domestic employees of the Company. Plan participants may make voluntary contributions up to 20% of their earnings up to the statutory limitation. The Company's contribution to the Plan is discretionary and no contributions were made in fiscal years 1998, 1997 or 1996.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

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

Sales-from Segments:

                                                   1998       1997      1996
                                                 ---------  --------- ---------
Net sales to external customers from:
 United States:
  Domestic...................................... $ 8,844.1  $ 7,452.1 $ 6,791.5
  Export........................................   4,270.3    4,220.7   3,213.8
                                                 ---------  --------- ---------
    Total United States.........................  13,114.4   11,672.8  10,005.3
 Europe.........................................   8,744.2    8,899.0   5,908.0
                                                 ---------  --------- ---------
  Consolidated.................................. $21,858.6  $20,571.8 $15,913.3
                                                 =========  ========= =========
Operating income (loss):
  United States................................. $(4,459.4) $ 3,244.7 $ 3,137.9
  Europe........................................  (2,642.4)     693.6     322.4
                                                 ---------  --------- ---------
    Consolidated................................ $(7,101.8) $ 3,938.3 $ 3,460.3
                                                 =========  ========= =========
Net interest expense (income):
  United States................................. $  (315.6) $   575.0 $   274.7
  Europe........................................      18.1       52.4       --
                                                 ---------  --------- ---------
    Consolidated................................ $  (297.5) $   627.4 $   274.7
                                                 =========  ========= =========
Depreciation and amortization:
  United States................................. $   502.3  $   371.7 $   251.6
  Europe........................................     457.5      340.3     206.0
                                                 ---------  --------- ---------
    Consolidated................................ $   959.8  $   712.0 $   457.6
                                                 =========  ========= =========
Capital expenditures:
  United States................................. $   608.2  $   398.3 $ 2,203.4
  Europe........................................     781.8      260.7     146.2
                                                 ---------  --------- ---------
    Consolidated................................ $ 1,390.0  $   659.0 $ 2,349.6
                                                 =========  ========= =========
Identifiable assets at end of year:
  United States................................. $33,762.7  $24,259.1
  Europe........................................   7,637.4    8,898.0
                                                 ---------  ---------
    Consolidated................................ $41,400.1  $33,157.1
                                                 =========  =========

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Sales-to Segments:

                                                    1998      1997      1996
                                                  --------- --------- ---------
   Net Sales to external customers:
     United States............................... $ 8,844.1 $ 7,452.1 $ 6,791.5
     Europe......................................   9,692.4   9,984.6   7,402.5
     Japan.......................................   2,634.7   2,453.4   1,152.0
     Other.......................................     687.4     681.7     567.3
                                                  --------- --------- ---------
       Consolidated.............................. $21,858.6 $20,571.8 $15,913.3
                                                  ========= ========= =========

13. Commitments and Contingencies

  The Company leases certain of its facilities and equipment under various noncancelable operating leases expiring through March 2007. Total rental expense was approximately $453,400, $385,000 and $303,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  At December 31, 1998, the future minimum payments under these leases are as follows:

            Year ending December 31:
              1999.............................. $  629.8
              2000..............................    558.1
              2001..............................    415.3
              2002..............................    338.9
              2003..............................    285.5
              Thereafter........................    786.7
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

  The reconciliations of basic to diluted weighted average shares are as follows:

                                                   Year ended December 31,
                                                 ----------------------------
                                                   1998       1997     1996
                                                 ---------  -------- --------
   Net earnings (loss) used for basic and
    diluted earnings (loss) per share........... $(5,135.8) $3,186.3 $2,767.2
                                                 =========  ======== ========
   Weighted average shares used in basic
    computation.................................   7,508.8   8,318.0  7,271.8
   Dilutive stock options and warrants..........       --      647.2    736.7
                                                 ---------  -------- --------
   Weighted average shares used for diluted
    computation.................................   7,508.8   8,965.2  8,008.5
                                                 =========  ======== ========

  Options to purchase 292,936 shares of common stock at prices ranging from $5.25 to $8.94 were outstanding during 1998, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,824,710 shares of common stock at prices ranging from $1.28 to $4.63 per share were outstanding during 1998, but were

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES not included in the computation of diluted loss per share because the options were anti-dilutive, as the Company has incurred a net loss for the year.

  Options to purchase 367,079 and 117,000 shares of common stock at prices ranging from $7.06 to $9.06 and $7.75 to $9.25 were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997 and 1996

                                    Balance at Provision Deductions  Balance of
                                    Beginning   Charged   Accounts     End of
                                     of Year   to Income Written off    Year
                                    ---------- --------- ----------- ----------
1998
Allowance for doubtful accounts....   $203.0    $ 178.3    $  80.3    $ 301.0
Inventory reserve..................    347.7    5,240.8    1,748.3    3,867.2
                                      ======    =======    =======    =======
1997
Allowance for doubtful accounts....   $ 49.0    $ 154.0    $   --     $ 203.0
Inventory reserve..................     65.5      309.2        --       374.7
                                      ======    =======    =======    =======
1996
Allowance for doubtful accounts....   $ 29.0    $  20.0    $   --     $  49.0
Inventory reserve..................     95.0        --        29.5       65.5
                                      ======    =======    =======    =======

                                 EXHIBIT INDEX
               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Asset Purchase Agreement dated April 30, 1996, by and among
          Registrant, Nordion International, Inc. and Medgenix Diagnostics,
          S.A.(7)

  2.2    Stock Purchase Agreement dated as of December 9, 1998 by and among
          BioSource International, Inc., Quality Controlled Biochemicals, Inc., the stockholders of Quality Controlled Biochemicals, Inc. and the stockholders of Javelle Pharmaceuticals, Inc.(9)

  2.3    Asset Purchase Agreement dated as of December 14, 1998 by and among
          BioSource International, Inc., a Delaware Corporation and Biofluids,
          Inc., a Maryland Corporation and the Biofluids stockholder.(11)

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

 10.10   Employment Agreement between Registrant and James H. Chamberlain dated
          January 2, 1998(12)

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

 10.17   Stockholder Rights Plan dated February 16, 1999 and filed with the
          Securities and Exchange Commission on Form 8-A March 1, 1999(10)

 10.18 Loan agreement and Promissory Note dated November 27, 1998 in the principal amount of $14,000,000 payable to Union Bank of California, N.A.(13)

 10.19   Registrant's Employee Stock Purchase Plan(8)

 Exhibit
 Number                    Description
 -------                   -----------
 16-1    Changes in Registrant's Certifying Accountant(6)

 21      Subsidiaries of the Company:


                                                              State/Country of
      Name                                                      Incorporation
      ----                                                    ----------------
      BioSource Europe S.A.................................. Belgium
      Keystone Laboratories, Inc............................ California
      BioSource V.I. FSC., LTD.............................. U.S. Virgin Islands
      BioSource France sarl................................. France
      BioSource B.V......................................... Holland
      BioSource Gmbh........................................ Germany
      Medgenix Diagnostici Italia, srl...................... Italy

23.1  Consent of KPMG LLP

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

 (9) Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 19, 1999.

(10) Incorporated by reference to the Company's Current Report on Form 8-A filed with the Securities and Exchange Commission on March 1, 1999.

(11) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on April 15, 1999.

(12) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on April 15, 1999.

(13) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on April 15, 1999.