Form 10-Q
period 1999-06-30
BIOSOURCE INTERNATIONAL INC
filed 1999-08-13
CIK 860451

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

                 For the Quarterly Period Ended June 30, 1999

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

     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of July 31, 1999 was 7,233,200.

================================================================================

                BIOSOURCE INTERNATIONAL, INC.  AND SUBSIDIARIES

                                   FORM 10-Q

                                 June 30, 1999

                                     INDEX

                                                                                                       Page No.
                                                                                                       --------
                                 Part I.  Financial Information

Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1999
           (unaudited) and December 31, 1998                                                               3

           Condensed Consolidated Statements of Operations for the three and six months ended
           June 30, 1999 and 1998 (unaudited)                                                              4

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 1999 and 1998 (unaudited)                                                 5

           Notes to Condensed Consolidated Unaudited Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                    12

Item 3.  Quantitative and Qualitative Disclosures of Market Risk                                          15

                                  Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                 16

Signatures                                                                                                17

                        PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)

                                                                                       June 30,                  December 31,
                                                                                         1999                        1998
                                                                                     -----------                 ------------
                                                                                     (Unaudited)
                                                           ASSETS
Current assets:
  Cash and cash equivalents                                                           $ 5,104.7                    $ 7,076.9
  Accounts receivable, less allowance for doubtful accounts of $201.6
   and $301.0 at June 30, 1999 and December 31, 1998, respectively                      5,743.9                      4,381.0
  Inventories, net                                                                      5,104.5                      4,970.6
  Prepaid expenses and other current assets                                               487.2                        726.2
  Deferred income taxes                                                                 1,094.1                      1,123.4
                                                                                      ---------                    ---------
      Total current assets                                                             17,534.4                     18,278.1

Property and equipment, net                                                             5,446.0                      5,513.6
Intangible assets, net of $627.0 and $125.8 of accumulated
 amortization at June 30, 1999 and December 31, 1998, respectively                     13,960.4                     14,451.2
Other assets                                                                            1,396.2                      1,318.0
Deferred income taxes                                                                   1,868.4                      1,839.2
                                                                                      ---------                    ---------
                                                                                      $40,205.4                    $41,400.1
                                                                                      =========                    =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $ 2,491.2                    $ 1,643.0
  Accrued expenses                                                                      2,136.7                      4,143.9
  Notes payable to bank, current portion                                                2,765.0                      3,024.2
  Deferred income                                                                         423.2                        625.9
  Income tax payable                                                                      834.2                        601.7
                                                                                      ---------                    ---------
      Total current liabilities                                                         8,650.3                     10,038.7


Notes payable to bank, less current portion                                            12,578.5                     13,665.6
                                                                                      ---------                    ---------
      Total liabilities                                                                21,228.8                     23,704.3
                                                                                      ---------                    ---------

Stockholders' equity:
Common stock, $.001 par value. Authorized 20,000.0 shares: issued 7,494.4 shares and outstanding 7,203.4 shares at June 30, 1999 and issued 7,469.9
  shares and outstanding 7,178.9 shares at December 31, 1998                                7.2                          7.2
Additional paid-in capital                                                             21,236.4                     21,186.8
Accumulated deficit                                                                      (804.7)                    (2,629.3)
Accumulated other comprehensive loss                                                   (1,462.3)                      (868.9)
                                                                                      ---------                    ---------
      Total stockholders' equity                                                       18,976.6                     17,695.8
                                                                                      ---------                    ---------
                                                                                      $40,205.4                    $41,400.1
                                                                                      =========                    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                        Three months ended             Six months ended
                                                             June 30,                       June 30,
                                                       1999           1998            1999             1998
                                                       ----           ----            ----             ----
Net sales                                            $7,587.7       $5,323.7        $14,906.2        $10,624.6
Cost of sales                                         2,928.4        1,951.9          5,777.5          3,732.7
                                                     --------       --------        ---------        ---------
    Gross profit                                      4,659.3        3,371.8          9,128.7          6,891.9
                                                     --------       --------        ---------        ---------

Operating expenses:
    Research and development                            764.5          678.3          1,558.9          1,240.6
    Sales and marketing                               1,163.6          992.6          2,234.9          1,824.0
    General and administrative                        1,132.6          904.3          2,168.2          1,947.8
    Amortization of intangible assets                   241.9            7.7            490.8             14.4
                                                     --------       --------        ---------        ---------
    Total operating expenses                          3,302.6        2,582.9          6,452.8          5,026.8

                                                     --------       --------        ---------        ---------
Operating income                                      1,356.7          788.9          2,675.9          1,865.1

Interest income (expense), net                         (247.4)         110.7           (486.6)           261.5
Other income, net                                        79.5           39.0             65.3             14.7
                                                     --------       --------        ---------        ---------
Income before income taxes                            1,188.8          938.6          2,254.6          2,141.3
Provision for income taxes                              184.0          137.2            430.0            523.9
                                                     --------       --------        ---------        ---------
Net income                                           $1,004.8       $  801.4        $ 1,824.6        $ 1,617.4
                                                     ========       ========        =========        =========

Net income per share:
    Basic                                            $   0.14       $   0.11        $    0.25        $    0.20
                                                     --------       --------        ---------        ---------
    Diluted                                          $   0.13       $   0.10        $    0.23        $    0.19
                                                     --------       --------        ---------        ---------
Shares used to compute net income per share:
    Basic                                             7,189.5        7,596.0          7,184.3          7,889.8
                                                     --------       --------        ---------        ---------
    Diluted                                           7,815.1        8,149.7          7,777.7          8,443.5
                                                     --------       --------        ---------        ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                      -----------------------------
                                                        1999                1998
                                                      ---------          ----------
Cash flows from operating activities:
  Net income                                          $ 1,824.6          $  1,617.4
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation                                            455.2               384.8
  Deferred income taxes                                       -                 2.2
  Amortization of intangible assets                       522.3                32.2
  Unrealized exchange loss                                    -                48.4
Changes in assets and liabilities:
  Accounts receivable                                   (1350.4)             (852.0)
  Inventories, net                                        (98.2)             (252.5)
  Prepaid expenses and other current assets              (189.9)             (313.3)
  Other assets                                            (75.1)               30.4
  Accounts payable                                        771.6               147.3
  Accrued expenses                                      (1852.4)               30.9
  Deferred income                                        (202.7)                  -
  Income tax payable                                      248.6               (11.9)
                                                      ---------          ----------
Net cash provided by operating activities                  53.6               863.9
                                                      ---------          ----------

Cash flows from investing activities:
  Purchase of property and equipment                     (593.0)             (616.1)
  Proceeds from sale of property and equipment                -                 3.5
  Purchase of investments                                     -           (17,080.1)
  Proceeds from sale of investments                           -            14,116.8
                                                      ---------          ----------
Net cash used in investing activities                    (593.0)           (3,575.9)
                                                      ---------          ----------

Cash flows from financing activities:
  Proceeds from the exercise of stock options              48.9                56.3
  Payments to repurchase and retire Company stock             -            (5,564.8)
  Repayments of notes payable                           (1346.3)              (15.2)
  Payments of capital lease obligations                       -                (0.7)
                                                      ---------          ----------
Net cash used in financing activities                  (1,297.4)           (5,524.4)
                                                      ---------          ----------

    Net decrease in cash and
    cash equivalents                                   (1,836.8)           (8,236.4)

Effect of exchange rate changes on cash                  (135.4)              (57.4)
                                                      ---------          ----------
Cash and cash equivalents at beginning
  of period                                             7,076.9             9,477.5
                                                      ---------          ----------
Cash and cash equivalents at end
  of period                                           $ 5,104.7          $  1,183.7
                                                      =========          ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                          $   588.2          $     56.2
    Income taxes                                      $    24.5          $    589.4

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Unaudited Financial Statements

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by our company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 1998. In the opinion of management, the accompanying condensed consolidated unaudited financial statements include all adjustments, which are necessary for a fair presentation. The results of operations for the three and six month period ended June 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year.

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

Financial Instruments
     The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, payables and short-term debt approximates their fair value at June 30, 1999 and December 31, 1998 due to the short-term nature of these instruments. Due to interest rate reductions during 1998, the interest rate on the Heller Financial mortgage is approximately 2% higher than the fair value of similar currently available debt instruments. Assuming interest rates remain constant at the current level, this interest rate differential would cost us approximately $114,000 in additional interest over the remaining life of the loan. The carrying value of long-term debt, except for the Heller Financial mortgage, approximates fair value as of June 30, 1999 and December 31, 1998. See Note 6 of the Notes to Condensed Consolidated Unaudited Financial Statements for further description of the Notes Payable.

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

4.   Inventories (amounts in thousands)

                                                                            June 30, 1999     Dec 31, 1998
                                                                            -------------     ------------
Raw  materials.........................................................        $4,255.3         $4,115.0
Work in process........................................................           527.5            750.4
Finished goods.........................................................         3,974.1          3,972.4
                                                                               --------         --------
                                                                                8,756.9          8,837.8
Less inventory reserve.................................................         3,652.4          3,867.2
                                                                               --------         --------
                                                                               $5,104.5         $4,970.6
                                                                               ========         ========


5.   Property and Equipment (amounts in thousands)

                                                                         June 30, 1999       Dec 31, 1998
                                                                         -------------       ------------
Land..............................................................          $  360.0           $  360.0
Building and improvements.........................................           2,283.0            2,283.5
Machinery and equipment...........................................           3,978.4            3,749.1
Office furniture and equipment....................................           1,632.3            1,596.8
Leasehold improvements............................................              87.2               87.2
                                                                            --------           --------
                                                                             8,340.9            8,076.6
Less accumulated depreciation and amortization....................           2,894.9            2,563.0
                                                                            --------           --------
                                                                            $5,446.0           $5,513.6
                                                                            ========           ========


6.   Notes Payable to Banks

     In December, 1998, we executed a loan agreement with Union Bank of California, N.A. and borrowed $14,000,000 which was used to finance the acquisition of all of the outstanding stock of Quality Controlled Biochemicals and the acquisition of substantially all of the assets and selected liabilities of Biofluids. The principal amount outstanding as of June 30, 1999 was $13,000,000. Principal repayments are to be made at approximately $166,700 per month for the seven year term of the loan. Interest is provided at a rate which is 2% per annum in excess of either the bank's adjusted treasury rate for a term which we may select, or the bank's LIBOR rate, also for a term we may select. The actual interest rate at June 30, 1999 was 6.96%. The loan matures on December 5, 2005. The terms of this loan require us to maintain a minimum cash balance of $3,500,000. Additionally, we must maintain specified ratios of annualized earnings before interest, taxes, depreciation and amortization (EBITDA) to debt service, term debt to EBITDA, and maintain capital expenditures within specified levels. We are also required to comply with certain non-financial covenants. At June 30, 1999, we were in compliance with regard to these covenants.

     In June, 1996, we secured financing from Heller Financial Corp. in order to partially finance the purchase of our corporate headquarters. The original loan principal was $745,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 9.4% and has a 20 year term. The principal balance outstanding at June 30, 1999 was $696,900.

     In addition, in June, 1996, we obtained a loan from the Small Business Administration in order to partially finance the purchase of the corporate headquarters building. The original loan principal was $616,000 and is secured by a second trust deed on the property. The loan bears interest at a rate of 7.6% and has a 20 year term. The outstanding principal balance at June 30, 1999 was $568,900.

     Payments to both Heller Financial Corp. and the Small Business Administration are guaranteed by the chairman of the board of our company.

     Quality Controlled Biochemicals had six loans outstanding aggregating $1,394,700 at December 31, 1998 with MetroWest Bank which we assumed upon completion of the acquisition of QCB in December, 1998. At June 30, 1999 the aggregate principal balance outstanding with respect to these loans was approximately $1,063,900. Description of the loans follow:


                                                                 Amount
                                                              Outstanding at
     Type of loan        Maturity Date       Interest Rate    June 30, 1999
     ------------        -------------       -------------    -------------
     Term loan           January 31, 2002        8.75%         $  103,300
     Term loan           April 17, 2003          8.75%         $  348,600
     Term loan           August 22, 2000         9.00%         $   50,000
     Line of credit      December 31, 1999       8.75%         $  562,000
                                                               ----------
                                                               $1,063,900
                                                               ==========

     Under the terms of the MetroWest Bank loan agreement, we must meet certain financial covenants which include a minimum tangible net worth covenant, debt to tangible net worth, current ratio covenant, and other non financial covenants. We were in compliance or had obtained temporary forbearance relating to these covenants through September 1, 1999.

7.   Earnings per Share

     The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings (loss) per share (EPS).

     The reconciliations of basic to diluted weighted average shares are as follows:

                                              Three months ended June 30,                Six months ended June 30,
                                              ---------------------------               ---------------------------
                                                1999               1998                   1999               1998
                                              --------           --------               --------           --------
Net income used for basic and
  diluted earnings per share                  $1,004.8           $  801.4               $1,824.6           $1,617.4
                                              ========           ========               ========           ========
Weighted average shares used in
  basic computation                            7,189.5            7,596.0                7,184.3            7,889.8

Dilutive stock options and warrants              625.6              553.7                  593.4              553.7

Weighted average shares used for              --------           --------               --------           --------
  diluted computation                          7,815.1            8,149.7                7,777.7            8,443.5
                                              ========           ========               ========           ========


     Options to purchase 288,165 shares at a weighted average exercise price of $6.18 per share and 518,705 shares at a weighted average exercise price of $7.33 per share were outstanding as of June 30, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share for either period because the effect would be anti-dilutive.

     Warrants to purchase 100,000 shares at a weighted average exercise price of $7.50 per share were outstanding as of June 30, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

     Warrants to purchase 118,100 shares at a weighted average exercise price of $11.10 per share were outstanding as of June 30, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.


8.   Other Comprehensive Income

     In 1997, the Financial Accounting Standards Boards issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for fiscal years beginning after December 31, 1997. SFAS 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows:

                                            Three months ended                    Six months ended
                                                 June 30,                             June 30,
                                        -------------------------           ----------------------------
                                          1999              1998              1999                1998
                                        --------           ------           --------            --------
Net income                              $1,004.8           $801.4           $1,824.6            $1,617.4
Foreign currency translation
adjustments                               (195.8)           155.5             (593.4)               (6.8)
                                        --------           ------           --------            --------
Total comprehensive income              $  809.0           $956.9           $1,231.2            $1,610.6
                                        ========           ======           ========            ========

9.   Legal Proceedings

     We are not a party to nor is any of our property subject to any material pending legal proceedings.


10.  Stock Repurchase Activity

     In April 1997, our Board of Directors authorized the repurchase of up to 200,000 shares of our outstanding common stock at market prices. In December 1997, the Board of Directors authorized us to repurchase up to 1,000,000 additional shares of our outstanding common stock at market prices and in 1998 we were authorized to extend the repurchase program up to 1,500,000 shares of our common stock. No shares were repurchased during the three or six months ended June 30, 1999. As of June 30, 1999, we have repurchased and are retiring a total of 1,279,500 shares of our common stock for $8,054,300, an average price of $6.29 per share since the inception of the repurchase program in April 1997.


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

Sales-from Segments:

                                                 Three months ended                Six months ended
                                                      June 30,                         June 30,
                                                 1999          1998               1999         1998
                                               ----------------------           ----------------------
Net sales to external customers from:
  United States:
    Domestic                                   $3,859.7      $2,192.9           $ 7,713.6    $ 4,378.6
    Export                                      1,341.8       1,034.1             2,358.7      2,019.4
                                               ----------------------           ----------------------
      Total United States                       5,201.5       3,227.0            10,072.3      6,398.0
  Europe                                        2,386.2       2,096.7             4,833.9      4,226.6
                                               ----------------------           ----------------------
    Consolidated                               $7,587.7      $5,323.7           $14,906.2    $10,624.6
                                               ======================           ======================

Operating income:
    United States                              $  925.9      $  688.6           $ 1,766.7    $ 1,739.2
    Europe                                        430.8         100.3               909.2        125.9
                                               ----------------------           ----------------------
      Consolidated                             $1,356.7      $  788.9           $ 2,675.9    $ 1,865.1
                                               ======================           ======================

Sales-to Segments:

Net sales to external customers:
    United States                              $3,859.7      $2,192.9           $ 7,713.6    $ 4,378.6
    Europe                                      2,700.7       2,360.1             5,388.7      4,663.5
    Japan                                         834.4         631.8             1,479.9      1,322.5
    Other                                         192.9         138.9               324.0        260.0
                                               ----------------------           ----------------------
      Consolidated                             $7,587.7      $5,323.7           $14,906.2    $10,624.6
                                               ======================           ======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in our 10-K/A for the fiscal year ended December 31, 1998, and all other recent filings we have made with the Securities and Exchange Commission.

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

Overview

  Our company develops, manufactures, markets and distributes products and services that are widely used in biomedical research. Our products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. We have a wide variety of products, including immunoassay and ELISA test kits; immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. We also manufacture and market custom oligonucleotides, peptides and antibodies to the specifications of our customers. We use recombinant DNA technology to produce cytokines and other proteins. We have registered our analyte specific reagents with the FDA and have received a license to sell these products as Class I Medical Devices. We market these products to in vitro diagnostic manufacturers and clinical reference laboratories as "active ingredients" in the tests they produce to identify various specific diseases or conditions. In order to market these products as medical devices, we are required to be in compliance with the FDA's Current Good Manufacturing Practices and Regulations.

Results of Operations

Revenues: Our sales for the three months ended June 30, 1999 and 1998 amounted to $7,587,700 and $5,323,700, respectively, representing an increase of $2,264,000 or 42.5% in 1999 as compared to 1998. Sales for the six months ended June 30, 1999 and 1998 amounted to $14,906,200 and $10,624,600, respectively, representing an increase of $4,281,600 or 40.3% in 1999 as compared to 1998. The increase for both the three and six month periods is due to sales of products from two companies which we acquired in December 1998 - Quality Controlled Biochemicals (QCB) and Biofluids and the growth of ongoing products such as ELISA assay test kits, Oligonucleotides, and Proteins. Geographically, our sales for the three months ended June 30, 1999 to customers in the United States increased by 76.0%, sales to customers in Japan increased by 32.1%, and sales to customers in Europe increased by 14.4% as compared to the three month period ended June 30, 1998. For the six months ended June 30, 1999 our sales to customers in the United States increased 76.2%, sales to customers in Japan increased by 11.9%, and sales to customers in Europe increased 15.6% as compared to the six month period ended June 30, 1998.

Gross profit: Gross profit for the three months ended June 30, 1999 and 1998 was $4,659,300 and $3,371,800 representing a gross margin of 61.4% and 63.3%, respectively. Gross profit for the six months ended June 30, 1999 and 1998 was $9,128,700 and $6,891,900 representing a gross margin of 61.2% and 64.9%, respectively. The increased gross profit dollars in both the three and six month periods resulted from the increased sales volume while the reduced gross profit percentage is the result of the acquired custom peptide and custom antibody product lines providing a lower gross profit percentage than our other lines of business. Also, gross profit was affected by favorable manufacturing variances of approximately $250,000 which were included in the 1998 results but have not reoccurred in 1999.

Research and development: Research and development expense for the three months ended June 30, 1999 and 1998 amounted to $764,500 and $678,300, respectively. The increased research and development expense of $86,200 or 12.7% is primarily due to the acquisition of QCB partially offset by reduced research and development expense of $79,600 in Europe resulting primarily from staffing reductions and other cost saving measures implemented in November 1998. Research and development expense for the six months ended June 30, 1999 and 1998 amounted to $1,558,900 and $1,240,600, respectively. The increased research and development expense of $318,300 or 25.7% is primarily due to the acquisition of QCB, partially offset by reduced research and development expense of $123,400 in Europe resulting primarily from staffing reductions and other cost saving measures implemented in November 1998.

Sales and marketing: Sales and marketing expense for the three months ended June 30, 1999 and 1998 amounted to $1,163,600 and $992,600, respectively. The increased sales and marketing expense of $171,000 or 17.2% is primarily due to increased advertising and promotional efforts, and the impact of increased marketing efforts focused on the new products we acquired from QCB and Biofluids. Sales and marketing expense for the six months ended June 30, 1999 and 1998 amounted to $2,234,900 and $1,824,000, respectively. The increased sales and marketing expense of $410,900 or 22.5% is primarily due to increased staffing costs, increased advertising and promotional efforts, and the impact of increased marketing efforts focused on the new products we acquired from QCB and Biofluids.

General and administrative: General and administrative expense for the three months ended June 30, 1999 and 1998 amounted to $1,132,600 and $904,300, respectively. The increase of $228,300 or 25.2% is primarily due to the acquisition of QCB and Biofluids. General and administrative expense for the six months ended June 30, 1999 and 1998 amounted to $2,168,200 and $1,947,800, respectively. The increase of $220,400 or 11.3% reflects increased 1999 staffing and administrative costs in the United States and costs related to both QCB and Biofluids. General and administrative costs for the three and six months ended June 30, 1998 included non-recurring costs of approximately $158,000 relating to a relocation of our facility in Belgium.

Amortization of intangible assets: Amortization of intangible assets for the three months ended June 30, 1999 and 1998 amounted to $241,900 and $7,700, respectively. The increased amortization of intangible assets of $234,200 relates to the amortization of the intangible assets from the QCB and Biofluids acquisitions. Amortization of intangible assets for the six months ended June 30, 1999 and 1998 amounted to $490,800 and $14,400, respectively. The increased amortization of intangible assets of $476,400 relates to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

Interest income (expense), net: Net interest expense for the three months ended June 30, 1999 of $247,400 increased by $358,100 from net interest income of $110,700 for the three months ended June 30, 1998 primarily due to the lower cash balances we maintained during the period, and increased interest expense related to the debt acquired in December 1998 to fund the acquisitions of QCB and Biofluids. Net interest expense for the six months ended June 30, 1999 of $486,600 increased by $748,100 from net interest income of $261,500 for the six months ended June 30, 1998 primarily due to the lower cash balances we maintained during the period, and increased interest expense related to the debt acquired in December 1998 to fund the acquisitions of QCB and Biofluids.

Provision for income taxes: The provision for income taxes for the three months ended June 30, 1999 and 1998 was $184,000 and $137,200, respectively. The provision for income taxes for the six months ended June 30, 1999 and 1998 was $430,000 and $523,900, respectively. The 1999 effective tax rate reflects a higher percentage of product sales from the United States being shipped to foreign customers which provides us with tax benefits through our foreign sales corporation. A 1999 benefit was also obtained from the utilization of a portion of the 1998 net operating losses generated by our European operations.

Trends and Uncertainties:

  We consummated two acquisitions in December 1998. These acquisitions are primarily intended to broaden our product portfolio, increase sales to current and new customers, and provide new strategic locations for the manufacture and sale of products. Implementation of these strategic transactions resulted in an adverse effect on our financial results for the year ended December 31, 1998. In addition, there are business risks associated with acquisitions, including the successful integration of the acquired companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, and the integration of acquired products. There can be no assurance that these efforts will be successful, or if successful, will produce the desired results.

Year 2000:

  The following statements constitute a " Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

  Our review of accounting and business systems in order to ensure Year 2000 compliance is proceeding on schedule. Phase I of this project is the assessment and identification phase. Phase II is the completion of necessary modifications and upgrades identified during phase I. As part of phase I, the Company has engaged an outside consulting firm to assess issues surrounding our desktop computer and telephone systems. Additionally, we have assessed our accounting systems. To date, we have identified that one of our general ledger systems is not currently Year 2000 compliant. We have completed our systems assessment and have installed the new version of our business system software that is purported to be Year 2000 compliant. We are currently testing the software and expect it to be implemented in the third quarter of 1999.

  Also as part of phase I, we are assessing other business and operational systems and contacting suppliers and customers in an effort to identify additional Year 2000 issues. We expect to complete modifications identified as part of this effort during the third quarter of 1999.

  To date, we have spent an immaterial amount on the compliance program, and we do not expect the cost associated with required modifications and capital expenditures to become Year 2000 compliant to exceed $100,000. The foregoing costs do not include our internal costs (principally the payroll costs for those person's working on the project), which costs we do not track.

  The reasonably likely "worst case" scenario of our failure to correct a material Year 2000 problem would likely be an interruption in, or a failure of, certain normal business activities or operations. These failures could adversely affect our results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers (which we have not fully assessed), we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity, or financial condition. The Year 2000 project is expected to reduce our level of uncertainty about the Year 2000 problems. We do not anticipate material problems with our power supply or telecommunications. We believe that, with the implementation of the new business systems and completion as scheduled, the possibility of significant interruptions of normal operations should be reduced. Subsequent to the completion of our upgrade efforts and the determination of our customer and vendor compliance with Year 2000, we will ascertain the need for a formal Year 2000 contingency plan. In the event the upgrade of the business system does not successfully remedy the Year 2000 issue, we will prepare a contingency plan which would include the conversion of our general ledger system to an alternative third party system and an implementation plan for the conversion.

Recently Issued Accounting Standards:

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. We are evaluating the Statement's provisions to determine the effect on our financial statements. In addition, the impact of SFAS No. 133 will depend on the terms of future transactions.

Liquidity and Capital Resources:

  Cash and cash equivalents as of June 30, 1999 of $5,104,700 decreased by $1,972,200 or 27.9% from $7,076,900 at December 31, 1998. The reduction in cash was primarily due to payments relating to the purchases of QCB and Biofluids which were accrued at December 31, 1998, interest and principal payments relating to the debt incurred to acquire QCB and Biofluids, and increased accounts receivable due to the increased sales volume in the current year. Working capital, which is the excess of current assets over current liabilities, at June 30, 1999 was $8,884,100 as compared to $8,239,400 at December 31, 1998 representing an increase of $644,700 or 7.8%.

  Capital expenditures of $593,000 were primarily for the purchases of laboratory, manufacturing and computer equipment. We expect capital expenditures for the fiscal year ended December 31, 1999 to be approximately $1,300,000.

  In April 1997, our Board of Directors authorized the repurchase of up to 200,000 shares of our outstanding common stock at market prices. In December 1997, our Board of Directors authorized us to repurchase up to 1,000,000 additional shares of our outstanding common stock at market prices and in 1998 we were authorized to extend the repurchase program up to 1,500,000 shares of our common stock. No shares were repurchased during the three or six months ended June 30, 1999. As of June 30, 1999, we have repurchased a total of 1,279,500 shares of our common stock for $8,054,300, an average price of $6.29 per share since the inception of the repurchase program in April 1997.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk:

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

                 27.1 Financial Data Schedule

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



                                  BIOSOURCE INTERNATIONAL, INC.
                                          (Registrant)


Date: August 13, 1999             /s/ JAMES H. CHAMBERLAIN
                                      --------------------
                                      James H. Chamberlain
                                      President and Chief Executive Officer


Date: August 13, 1999             /s/ LARRY A. MAY
                                      ------------
                                      Larry A. May
                                      Executive Vice President and
                                        Chief Financial Officer