Form 10-Q
period 1999-09-30
BIOSOURCE INTERNATIONAL INC
filed 1999-11-12
CIK 860451

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            ----------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                            -----------------------

               For the Quarterly Period Ended September 30, 1999

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

     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of October 31, 1999 was 7,282,700.

===============================================================================

                BIOSOURCE INTERNATIONAL, INC.  AND SUBSIDIARIES

                                   FORM 10-Q

                              September 30, 1999


                                     INDEX



                                                                                                   Page No.
                                                                                                   --------
                                 Part I.  Financial Information

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of  September  30, 1999
            (unaudited) and December 31, 1998                                                          3

          Condensed Consolidated Statements of Operations for the three and nine months ended
            September 30, 1999 and 1998 (unaudited)                                                    4

          Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1999 and 1998 (unaudited)                                       5

          Notes to Condensed Consolidated Unaudited Financial Statements                               6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures of Market Risk                                      15


                                  Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
                                                                                                      16
Signatures
                                                                                                      17




                        PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                             September 30,       December 31,
                                                                                 1999               1998
                                                                             -------------       ------------
                                                                              (Unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 4,517.9           $ 7,076.9
  Accounts receivable, less allowance for doubtful
    accounts of $206.8 and $301.0 at September 30, 1999
    and December 31, 1998, respectively                                          5,859.4             4,381.0
  Inventories, net                                                               5,201.5             4,970.6
  Prepaid expenses and other current assets                                        365.4               726.2
  Deferred income taxes                                                          1,094.1             1,123.4
                                                                               ---------           ---------
       Total current assets                                                     17,038.3            18,278.1

Property and equipment, net                                                      5,419.9             5,513.6
Intangible assets, net of $883.7 and $125.8 of accumulated amortization
  at September 30, 1999 and December 31, 1998, respectively                     13,693.3            14,451.2
Other assets                                                                     1,337.9             1,318.0
Deferred income taxes                                                            1,868.4             1,839.2
                                                                               ---------           ---------
                                                                               $39,357.8           $41,400.1
                                                                               =========           =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $ 1,514.8           $ 1,643.0
  Accrued expenses                                                               2,220.4             4,143.9
  Notes payable to bank, current portion                                         2,768.0             3,024.2
  Deferred income                                                                  400.5               625.9
  Income tax payable                                                               324.6               601.7
                                                                               ---------           ---------
       Total current liabilities                                                 7,228.3            10,038.7

Notes payable to bank, less current portion                                     12,020.8            13,665.6
                                                                               ---------           ---------
       Total liabilities                                                        19,249.1            23,704.3
                                                                               ---------           ---------

Stockholders' equity:
Common stock, $.001 par value. Authorized 20,000,000 shares
  Issued 7,558,700 shares; outstanding 7,267,700 shares at
  September 30, 1999 and issued 7,469,925 shares;
  outstanding 7,178,925 shares at December 31, 1998                                  7.2                 7.2
Additional paid-in capital                                                      21,375.3            21,186.8
Retained earnings (accumulated deficit)                                             97.5            (2,629.3)
Accumulated other comprehensive loss                                            (1,371.3)             (868.9)
                                                                               ---------           ---------
       Total stockholders' equity                                               20,108.7            17,695.8
                                                                               ---------           ---------
                                                                               $39,357.8           $41,400.1
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

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                             Three months ended                      Nine months ended
                                                                September 30,                           September 30,
                                                          1999               1998                1999                1998
                                                        ---------         ----------          ----------          -----------
Net sales                                               $ 7,470.2         $  5,714.3          $ 22,414.5          $  16,339.0
Cost of sales                                             2,913.5            6,689.5             8,691.1             10,422.3
                                                        ---------         ----------          ----------          -----------
    Gross profit (loss)                                   4,556.7             (975.2)           13,723.4              5,916.7
                                                        ---------         ----------          ----------          -----------

Operating expenses:
    Research and development                                802.4              679.1             2,361.2              1,919.7
    Sales and marketing                                   1,123.6            1,133.8             3,358.4              2,957.7
    General and administrative                            1,052.5              997.2             3,220.0              2,944.0
    Amortization of intangible assets                       267.0                7.7               757.9                 23.1
                                                        ---------         ----------          ----------          -----------
    Total operating expenses                              3,245.5            2,817.8             9,697.5              7,844.5
                                                        ---------         ----------          ----------          -----------

Operating income (loss)                                   1,311.2           (3,793.0)            4,025.9             (1,927.8)

Interest income (expense), net                             (253.3)              71.8              (739.9)               332.1
Other income, net                                            67.1               96.4                94.4                112.3
                                                        ---------         ----------          ----------          -----------
Income (loss) before income taxes                         1,125.0           (3,624.8)            3,380.4             (1,483.4)
Provision for (benefit from) income taxes                   223.4             (963.9)              653.8               (440.0)
                                                        ---------         ----------          ----------          -----------
Net income (loss)                                       $   901.6         $ (2,660.9)         $  2,726.6          $  (1,043.4)
                                                        =========         ==========          ==========          ===========

Net income (loss) per share:
  Basic                                                 $    0.12         $    (0.37)         $     0.38          $     (0.14)
                                                        ---------         ----------          ----------          -----------
  Diluted                                               $    0.12         $    (0.37)         $     0.35          $     (0.14)
                                                        ---------         ----------          ----------          -----------
Shares used to compute net income (loss) per share:
  Basic                                                   7,248.3            7,254.7             7,205.9              7,620.0
                                                        ---------         ----------          ----------          -----------
  Diluted                                                 7,830.3            7,254.7             7,702.2              7,620.0
                                                        ---------         ----------          ----------          -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                 --------------------------------
                                                                     1999                1998
                                                                 -----------          -----------
   Cash flows from operating activities:
      Net income (loss)                                          $   2,726.6          $  (1,043.4)
   Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
      Depreciation                                                     701.8                700.3
      Amortization of intangible assets                                819.7                    -
      Unrealized exchange loss                                             -                  1.9
   Changes in assets and liabilities:
      Accounts receivable                                           (1,763.0)            (1,314.0)
      Inventories, net                                                (195.8)             3,743.4
      Prepaid expenses and other current assets                        336.6               (102.7)
      Other assets                                                     (18.6)               (62.1)
      Deferred income taxes                                                -             (1,360.9)
      Accounts payable                                                (205.0)               122.5
      Accrued expenses                                              (1,828.8)               469.4
      Deferred income                                                 (225.4)                   -
      Income tax payable                                              (292.4)               (24.6)
                                                                 -----------          -----------
   Net cash provided by operating activities                            55.7              1,129.8
                                                                 -----------          -----------

   Cash flows from investing activities:
    Purchase of property and equipment                                (824.8)            (1,342.5)
    Proceeds from sale of property and equipment                        14.0                  3.1
    Purchase of investments                                                -             (7,614.8)
    Proceeds from sale of investments                                      -             12,583.5
                                                                 -----------          -----------
   Net cash provided by (used in) investing activities                (810.8)             3,629.3
                                                                 -----------          -----------

   Cash flows from financing activities:
    Proceeds from the exercise of stock options                        188.6                 59.0
    Payments to repurchase and retire Company stock                        -             (6,309.9)
    Repayments of notes payable                                     (1,889.8)               (23.0)
    Payments of capital lease obligations                                  -                 (0.7)
                                                                  -----------         -----------
   Net cash used in financing activities                            (1,701.2)            (6,274.6)
                                                                 -----------          -----------

         Net decrease in cash and cash equivalents                  (2,456.3)            (1,515.5)

   Effect of exchange rate changes on cash                            (102.7)               437.7
                                                                 -----------          -----------
   Cash and cash equivalents at beginning
    of period                                                        7,076.9              9,477.5
                                                                 -----------          -----------
   Cash and cash equivalents at end
    of period                                                    $   4,517.9          $   8,399.7
                                                                 ===========          ===========

   Supplemental disclosure of cash flow information:
     Cash paid during the period for:
      Interest                                                   $     880.1          $      89.9
      Income taxes                                               $     327.6          $   1,118.5


  The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Unaudited Financial Statements

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by our company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 1998. In the opinion of management, the accompanying condensed consolidated unaudited financial statements include all adjustments, which are necessary for a fair presentation. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year.

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

Financial Instruments
     The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, payables and short-term debt approximates their fair value at September 30, 1999 and December 31, 1998 due to the short-term nature of these instruments. Due to interest rate reductions during 1998, the interest rate on the Heller Financial mortgage is approximately 2% higher than the fair value of similar currently available debt instruments. Assuming interest rates remain constant at the current level, this interest rate differential would cost us approximately $114,000 in additional interest over the remaining life of the loan. The carrying value of long-term debt, except for the Heller Financial mortgage, approximates fair value as of September 30, 1999 and December 31, 1998. See Note 6 of the Notes to Condensed Consolidated Unaudited Financial Statements for further description of the Notes Payable.

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

License Agreements
     License agreements are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term which is generally between five and ten years. These costs are included in other assets in the accompanying condensed consolidated balance sheet .

Sale Recognition
     Sales and related cost of goods sold are recognized upon the shipment of product. Customer prepayments for sera, media and buffer, custom antibody or custom peptide products are recorded as deferred revenue until the product is shipped. Upon shipment, the sale and related cost of goods sold is recognized. We also earn royalties on certain products licensed to others and classify those royalties in Net Sales.

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

Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year's presentation.


4.   Inventories (amounts in thousands)

                                                                    Sept. 30, 1999        Dec. 31, 1998
                                                                    --------------        -------------
              Raw materials........................................     $4,138.5              $4,115.0
              Work in  process.....................................        394.1                 750.4
              Finished goods.......................................      4,292.6               3,972.4
                                                                    -------------         -------------
                                                                         8,825.2               8,837.8
              Less inventory reserve...............................      3,623.7               3,867.2
                                                                    -------------         -------------
                                                                        $5,201.5              $4,970.6
                                                                    =============         =============




5.   Property and Equipment (amounts in thousands)


                                                                   Sept. 30, 1999         Dec. 31, 1998
                                                                   --------------         -------------
              Land...............................................       $  360.0              $  360.0
              Building and improvements..........................        2,397.0               2,283.5
              Machinery and equipment............................        4,085.9               3,749.1
              Office furniture and equipment.....................        1,720.2               1,596.8
              Leasehold improvements.............................              -                  87.2
                                                                   --------------         -------------
                                                                         8,563.1               8,076.6
              Less accumulated depreciation and amortization.....        3,143.2               2,563.0
                                                                   --------------         -------------
                                                                        $5,419.9              $5,513.6
                                                                   ==============         =============

6.   Notes Payable to Banks

     In December, 1998, we executed a loan agreement with Union Bank of California, NA and borrowed $14,000,000 which was used to finance the acquisition of all of the outstanding stock of Quality Controlled Biochemicals and the acquisition of substantially all of the assets and selected liabilities of Biofluids. The principal amount outstanding as of September 30, 1999 was $12,500,000. Principal repayments are to be made at approximately $166,700 per month for the seven-year term of the loan. Interest is provided at a rate that is 2% per annum in excess of either the bank's adjusted treasury rate for a term that we may select, or the bank's LIBOR rate, also for a term we may select. The actual interest rate at September 30, 1999 was 7.52%. The loan matures on December 5, 2005. The terms of this loan require us to maintain a minimum cash balance of $3,500,000. Additionally, we must maintain specified ratios of annualized earnings before interest, taxes, depreciation and amortization (EBITDA) to debt service, term debt to EBITDA, and maintain capital expenditures within specified levels. We are also required to comply with certain non-financial covenants. At September 30, 1999, we were in compliance with regard to these covenants.

     In June, 1996, we secured financing from Heller Financial Corp. in order to partially finance the purchase of our corporate headquarters. The original loan principal was $745,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 9.4% and has a 20 year term. The principal balance outstanding at September 30, 1999 was $692,500.

     In addition, in June, 1996, we obtained a loan from the Small Business Administration in order to partially finance the purchase of the corporate headquarters building. The original loan principal was $616,000 and is secured by a second trust deed on the property. The loan bears interest at a rate of 7.6% and has a 20 year term. The outstanding principal balance at September 30, 1999 was $563,700.

     Payments to both Heller Financial Corp. and the Small Business Administration are guaranteed by the chairman of the board of our company.

     Quality Controlled Biochemicals had six loans outstanding aggregating $1,394,700 at December 31, 1998 with MetroWest Bank which we assumed upon completion of the acquisition of QCB in December, 1998. At September 30, 1999 the aggregate principal balance outstanding with respect to these loans was approximately $1,016,500. Description of the loans follow:

                                                                     Amount
                                                                 Outstanding at
     Type of loan         Maturity Date       Interest Rate    September 30, 1999
     ------------         -------------       -------------    ------------------
     Term loan            January 31, 2002             9.25%             $ 93,300
     Term loan            April 17, 2003               9.25%             $318,900
     Term loan            August 22, 2000              9.50%             $ 42,300
     Line of credit       December 31, 1999            9.25%             $562,000
                                                                         --------
                                                                       $1,016,500
                                                                       ==========

     Under the terms of the MetroWest Bank loan agreement, we must meet certain financial covenants which include a minimum tangible net worth covenant, maximum debt to tangible net worth, current ratio covenant, minimum cash balance and other non financial covenants. At September 30, 1999, we were in compliance with regard to these covenants.


7.   Earnings per Share

     The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings (loss) per share (EPS).

     The reconciliation of basic to diluted weighted average shares is as follows:

                                                         Three months ended           Nine months ended
                                                            September 30,                September 30,
                                                         --------------------         --------------------
                                                          1999         1998            1999        1998
                                                         --------   ---------         --------   ---------
Net income (loss) used for basic and
     diluted earnings per share                          $  901.6   $(2,660.9)        $2,726.6   $(1,043.4)
                                                         ========   =========         ========   =========
Weighted average shares used in
     basic computation                                    7,248.3     7,254.7          7,205.9     7,620.0


Dilutive stock options and warrants                         582.0           -            496.3           -
                                                         --------    --------         --------    --------
Weighted average shares used for
     diluted computation                                  7,830.3     7,254.7          7,702.2     7,620.0
                                                         ========    ========         ========    ========

     Options to purchase 614,616 shares at a weighted average exercise price of $5.33 per share and 1,486,022 shares at a weighted average exercise price of $3.65 per share were outstanding as of September 30, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share for either period because the effect would be anti-dilutive.

     Warrants to purchase 100,000 shares at a weighted average exercise price of $7.50 per share were outstanding as of September 30, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

     Warrants to purchase 118,100 shares at a weighted average exercise price of $11.10 per share were outstanding as of September 30, 1999 and 1998, respectively, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

8.   Other Comprehensive Income

     In 1997, the Financial Accounting Standards Boards issued SFAS No. 130, "Reporting Comprehensive Income," which became effective for fiscal years beginning after December 31, 1997. SFAS 130 requires that the components of comprehensive income be disclosed. Such amounts are as follows:

                                        Three months ended       Nine months ended
                                          September 30,            September 30,
                                        ------------------      --------------------
                                         1999      1998           1999        1998
                                        ------   ---------      --------    ---------
Net income (loss)                       $901.6   $(2,660.9)     $2,726.6    $(1,043.4)

Foreign currency translation
adjustments                               91.0       444.5        (502.4)       437.7
                                        ------   ---------      --------    ---------
Total comprehensive income (loss)       $992.6   $(2,216.4)     $2,224.2    $  (605.7)
                                        ======   =========      ========    =========

9.   Legal Proceedings

     We are not a party to, nor is any of our property subject to, any material pending legal proceedings.

10.  Stock Repurchase Activity

     In April 1997, the Board of Directors authorized the repurchase of up to 200,000 shares of our outstanding common stock at market prices. In December 1997, the Board of Directors authorized us to repurchase up to 1,000,000 additional shares of our outstanding common stock at market prices and in 1998 we were authorized to extend the repurchase program to up to 1,500,000 shares of our common stock. No shares were repurchased during the three or nine months ended September 30, 1999. As of September 30, 1999, we have repurchased and are retiring a total of 1,279,500 shares of our common stock for $8,054,300, an average price of $6.29 per share since the inception of the repurchase program in April 1997.

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

                                                                       Three months ended               Nine months ended
                                                                           September 30,                  September 30,
                                                                       1999            1998           1999            1998
                                                                    --------------------------     --------------------------
Net sales to external customers from:
  United States:
     Domestic                                                       $4,212.2        $ 2,472.2       $11,937.9       $ 6,877.0
     Export                                                          1,194.1          1,015.5         3,578.8         3,008.8
                                                                    --------------------------      --------------------------
            Total United States                                      5,406.3          3,487.7        15,516.7         9,885.8
  Europe                                                             2,063.9          2,226.6         6,897.8         6,453.2
                                                                    --------------------------     ---------------------------
     Consolidated                                                   $7,470.2        $ 5,714.3       $22,414.5       $16,339.0
                                                                    ==========================      ==========================

Operating income (loss):
     United States                                                  $1,051.3        $(2,352.5)     $ 2,856.8        $  (613.3)
     Europe                                                            259.9         (1,440.5)       1,169.1         (1,314.5)
                                                                    --------------------------     ---------------------------
            Consolidated                                            $1,311.2        $(3,793.0)     $ 4,025.9       $(1,927.8)
                                                                    ==========================     ===========================
Sales-to Segments:

Net sales to external customers:
     United States                                                  $4,212.2        $ 2,472.2      $11,937.9        $ 6,877.0
     Europe                                                          2,347.4          2,475.3        7,736.2          7,141.6
     Japan                                                             733.8            617.7        2,213.7          1,947.7
     Other                                                             176.8            149.1          526.7            372.7
                                                                    --------------------------     ---------------------------
            Consolidated                                            $7,470.2        $ 5,714.3      $22,414.5        $16,339.0
                                                                    ==========================     ===========================

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

     This Form 10-Q contains forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as "believes", "designed", "anticipates", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of our products and technologies and other factors described throughout this Form 10-Q and in our other filings with the Securities and Exchange Commission. The actual results that we achieve may differ from any forward-looking statements due to such risks and uncertainties. We do not undertake any obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

Results of Operations

Revenues: Our sales for the three months ended September 30, 1999 and 1998 were $7,470,200 and $5,714,300, respectively, representing an increase of $1,755,900 or 30.7% in 1999 as compared to 1998. Sales for the nine months ended September 30, 1999 and 1998 were $22,414,500 and $16,339,000, respectively, representing an increase of $6,075,500 or 37.2% in 1999 as compared to 1998. The increase for both the three and nine month periods is due in part to sales of products from two companies which we acquired in December 1998 - Quality Controlled Biochemicals (QCB) and Biofluids and to increased sales of existing products such as ELISA assay test kits, Antibodies, and Proteins. Geographically, our sales for the three months ended September 30, 1999 to customers in the United States increased by 70.4%, sales to customers in Japan increased by 18.8%, and sales to customers in Europe decreased by 5.2% as compared to the three month period ended September 30, 1998. For the nine months ended September 30, 1999 our sales to customers in the United States increased 73.6%, sales to customers in Japan increased by 13.7%, and sales to customers in Europe increased 8.3% as compared to the nine-month period ended September 30, 1998.

Gross profit: Gross profit (loss) for the three months ended September 30, 1999 and 1998 was $4,556,700 and $(975,200) representing a gross margin (loss) of 61.0% and (17.1)%, respectively. Gross profit for the nine months ended September 30, 1999 and 1998 was $13,723,400 and $5,916,700 representing a gross margin of 61.2% and 36.2%, respectively. The gross profit for the three and nine months ended September 30, 1998 includes the effect of a $4,500,000 charge taken during 1998 that was primarily related to the establishment of a valuation reserve for the Company's antibody inventory and standard cost revisions. For comparison purposes, if we exclude the impact of the $4,500,000 charge from gross profit for the three and nine months ended September 30, 1998, gross profit for the three and nine months ended September 30, 1998 would have been $3,524,800 and $10,416,700, respectively. Additionally, gross margin for the three and nine months ended September 30, 1998 would have been 61.7% and

63.8%, respectively. The increase in gross profit in both the three and nine month periods ended September 30, 1999 results from the increased current year sales volume while the reduced gross profit percentage (excluding the effect of the prior year write down) is the result of the custom peptide and custom antibody product lines of QCB which we acquired at the end of 1998, which products generally have lower gross profit percentages than our other lines of business. Also, gross profit for the nine months ended September 30, 1998 was affected by favorable manufacturing variances of approximately $250,000 that have not reoccurred in 1999.

Research and development: Research and development expense for the three months ended September 30, 1999 and 1998 amounted to $802,400 and $679,100, respectively. Research and development expense for the nine months ended September 30, 1999 and 1998 amounted to $2,361,200 and $1,919,700, respectively. The increased research and development expense of $123,300 or 18.2% for the three month period, and $441,500 or 23.0% for the nine month period is primarily due to the increased expenditures associated with the acquisition of QCB, which were partially offset by reduced research and development expense of $51,600 and $175,000 for the three and nine months, respectively, in Europe achieved as a result of staffing reductions and other cost saving measures implemented in November 1998.

Sales and marketing: Sales and marketing expense for the three months ended September 30, 1999 and 1998 amounted to $1,123,600 and $ 1,133,800, respectively. The reduced sales and marketing expense of $10,200 or 0.9% is due to reduced advertising and promotional expense in our business (other than in our QCB and Biofluids business), lower personnel costs during the period and reductions in European operating costs, partially offset by increased sales and marketing expenditures for QCB and Biofluids. Sales and marketing expense for the nine months ended September 30, 1999 and 1998 amounted to $3,358,400 and $2,957,700, respectively. Notwithstanding the overall reduction in the three month period, the increased sales and marketing expense of $400,700 or 13.5% for the nine month period is primarily due to the impact of our increased marketing efforts focused on the new products we acquired from QCB and Biofluids, higher personnel costs over the full nine month period, and an overall increase in advertising and promotional efforts.

General and administrative: General and administrative expense for the three months ended September 30, 1999 and 1998 amounted to $1,052,500 and $997,200, respectively. The increase of $55,300 or 5.5% is primarily due to costs associated with the acquisition of QCB and Biofluids. General and administrative expense for the nine months ended September 30, 1999 and 1998 amounted to $3,220,000 and $2,944,000, respectively. The increase of $276,000 or 9.4%
includes non-recurring costs of approximately $158,000 relating to a relocation of our facility in Belgium and also in part reflects increased 1999 staffing and administrative costs in the United States and costs related to both QCB and Biofluids.

Amortization of intangible assets: Amortization of intangible assets for the three months ended September 30, 1999 and 1998 amounted to $267,000 and $7,700, respectively. The increased amortization of intangible assets of $259,300 relates to the amortization of the intangible assets from the QCB and Biofluids acquisitions. Amortization of intangible assets for the nine months ended September 30, 1999 and 1998 amounted to $757,900 and $23,100, respectively. The increased amortization of intangible assets of $734,800 relates to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

Interest income (expense), net: Net interest expense for the three months ended September 30, 1999 of $253,300 increased by $325,100 from net interest income of $71,800 for the three months ended September 30, 1998. Net interest expense for the nine months ended September 30, 1999 of $739,900 increased by $1,072,000 from net interest income of $332,100 for the nine months ended September 30, 1998. The increase resulted from the lower cash balances we maintained during the period, and increased interest expense related to the debt acquired in December 1998 to fund the acquisitions of QCB and Biofluids.

Provision for income taxes: The provision (benefit) for income taxes for the three months ended September 30, 1999 and 1998 was $223,400 and $(963,900), respectively. The provision (benefit) for income taxes for the nine months ended September 30, 1999 and 1998 was $653,800 and $(440,000), respectively. The 1999 effective tax rate reflects a higher percentage of product sales from the United States being shipped to foreign customers which provides us with tax benefits through our foreign sales corporation. A 1999 benefit was also obtained from the utilization of a portion of the 1998 net operating losses generated by our European operations.

Trends and Uncertainties:

     We consummated two acquisitions in December 1998. We believe these acquisitions broaden our product portfolio, increase sales to current and new customers, and provide new strategic locations for the manufacture and sale of products. Implementation of these strategic transactions resulted in an adverse effect on our financial results for the year ended December 31, 1998. In addition, there are business risks associated with acquisitions, including the successful integration of the acquired companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, and the integration of acquired products. There can be no assurance that these efforts will be successful, or if successful, will produce the desired results.

Year 2000:

     The following statements constitute a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

     Our review of accounting and business systems in order to ensure Year 2000 compliance is proceeding on schedule. Phase I of this project is the assessment and identification phase. Phase II is the completion of necessary modifications and upgrades identified during phase I. As part of phase I, the Company engaged an outside consulting firm to assess issues surrounding our desktop computer and telephone systems. Additionally, we assessed our accounting systems. We identified that one of our general ledger systems was not Year 2000 compliant. We completed our systems assessment and installed the new version of our business system software that is purported to be Year 2000 compliant by the software vendor. We have implemented the software and are currently performing internal testing to ensure year 2000 compliance.

     Also as part of phase I, we are assessing other business and operational systems and contacting suppliers and customers in an effort to identify additional Year 2000 issues. Software for one piece of laboratory equipment has been determined to require an upgrade in order to be year 2000 compliant. The new software is on order and is expected to be implemented by November 30, 1999. We are currently contacting suppliers and customers in an effort to identify other year 2000 issues.

     To date, we have spent an immaterial amount on the compliance program, and we do not expect the cost associated with required modifications and capital expenditures to become Year 2000 compliant to exceed $100,000. The foregoing costs do not include our internal costs (principally the payroll costs for those person's working on the project), which costs we do not track.

     The reasonably likely "worst case" scenario of our failure to correct a material Year 2000 problem would be an interruption in, or a failure of, certain normal business activities or operations. These failures could adversely affect our results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers (which we have not fully assessed), we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity, or financial condition. The Year 2000 project is expected to reduce our level of uncertainty about the Year 2000 problems. We do not anticipate material problems with our power supply or telecommunications. We believe that, with the implementation of the new business systems and completion as scheduled, the possibility of significant interruptions of normal operations should be reduced. Subsequent to the completion of our upgrade efforts and the determination of our customer and vendor compliance with Year 2000, we will ascertain the need for a formal Year 2000 contingency plan. In the event the upgrade of the business system does not successfully remedy the Year 2000 issue, we will prepare a contingency plan which would include the conversion of our general ledger system to an alternative third party system and an implementation plan for the conversion.

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

Liquidity and Capital Resources:

     Cash and cash equivalents as of September 30, 1999 of $4,517,900 decreased by $2,559,000 or 36.2% from $7,076,900 at December 31, 1998. The reduction in cash was primarily due to payments relating to the purchases of QCB and Biofluids that were accrued at December 31, 1998, interest and principal payments relating to the debt incurred to acquire QCB and Biofluids, and increased accounts receivable due to the increased sales volume in the current year. Working capital, which is the excess of current assets over current liabilities was $9,810,000 at September 30, 1999 as compared to $8,239,400 at December 31, 1998 representing an increase of $1,570,600 or 19.1%.

     Capital expenditures of $824,800 were primarily for the purchases of laboratory, manufacturing and computer equipment. We expect capital expenditures for the fiscal year ended December 31, 1999 to be approximately $1,100,000.

     In April 1997, our Board of Directors authorized the repurchase of up to 200,000 shares of our outstanding common stock at market prices. In December 1997, our Board of Directors authorized us to repurchase up to 1,000,000 additional shares of our outstanding common stock at market prices and in 1998 we were authorized to extend the repurchase program up to 1,500,000 shares of our common stock. No shares were repurchased during the three or nine months ended September 30, 1999. As of September 30, 1999, we have repurchased a total of 1,279,500 shares of our common stock for $8,054,300, an average price of $6.29 per share since the inception of the repurchase program in April 1997.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk:

     We conduct business in various foreign currencies and are therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are initiated and the date that they are converted. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. There can be no assurance that actions taken to manage such exposures will continue to be successful or that future changes in currency exchange rates will not have a material impact on our future cash collections and operating results. We do not currently hedge either our translation risk or our economic risk.

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



                                     BIOSOURCE INTERNATIONAL, INC.
                                             (Registrant)



Date: November 12, 1999              /s/   JAMES H. CHAMBERLAIN
                                           ------------------------------------
                                           James H. Chamberlain
                                           President and Chief Executive Officer




Date: November 12, 1999              /s/   LARRY A. MAY
                                           ------------------------------------
                                           Larry A. May
                                           Executive Vice President and
                                             Chief Financial Officer