Form 10-K
period 1999-12-25
BIOSOURCE INTERNATIONAL INC
filed 2000-03-23
CIK 860451

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

      Registrant's telephone number, including area code: (805) 383-5200

                               ----------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                                     None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
                        Preferred Stock purchase rights

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of regulation S-K is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K . [_]

   The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) held by non-affiliates of the registrant as of March 20, 2000 was $120,351,014.50.

   The number of shares of the Registrant's common stock outstanding as of March 20, 2000 was 8,180,352.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive Proxy Statement for the annual meeting to be held on July 14, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Description of Business

Overview

   We develop, manufacture, market and distribute products used worldwide in biomedical research that are instrumental in the development of new drug therapies and medical diagnostic methods. Our products enable scientists and biomedical researchers to better understand biochemistry, immunology and cell biology of the human body, as well as disease processes. We offer over 3,200 products that we group into the following product lines: Assays; Antibodies; Bioactive Proteins and Peptides; Oligonucleotides; and Serum, Buffers and Media. Through acquisitions and internal growth, we believe we have grown to include a unique combination of technological, production, and research and development skills resulting in a full spectrum of products and services for the worldwide pharmaceutical and biotechnology industries.

   We believe we have a strong scientific research staff, a broad product line and an established trade name, giving us a strong presence in the biomedical research market. We intend to continue our focus on new product development, and to aggressively seek to acquire businesses, products and technologies complementary to our current business.

Industry Overview

   The biomedical research industry has seen significant advances in the understanding of physiological processes at the cellular and molecular level. In particular, the biotechnology industry has seen a substantial amount of growth over the last year as efforts to sequence the human genetic structure, or genome, have accelerated. Researchers have identified thousands of previously unknown genes that potentially play key roles in physiological systems in the human body. These genes are of significant interest to the pharmaceutical industry, since they can be used as the basis of new therapeutic discovery and development. The increase in biomedical research resulting from the sequencing of the human genome has resulted in the need for methods and products to accelerate and assist this research. The core competencies we have developed in molecular and cellular biology, immunology and custom services address this need.

   Biomedical researchers around the world are constantly in search of specialty research products and services, which are necessary to conduct both basic and clinical research. This research is conducted in settings that range from university and medical school laboratories to pharmaceutical and biotechnology research and development groups. The success of this type of research depends upon the availability of high quality biological reagents and custom services, including the types of assay kits, antibodies, biologically active proteins, molecular probes and serums that we develop, manufacture and sell.

Strategy

   Our goal is to capitalize on the growth of the biotechnology industry by creating research tools and test kits that are not subject to the volatility inherent in developing pharmaceuticals. Our strategy includes the following elements:

   Focus on the Strategic Direction of Biomedical Research. Our continued success depends, in part, on our strong commitment to use innovative technologies and research techniques to service the growing research product needs. Academic institutions, as well as pharmaceutical and biotechnology companies, are increasingly relying on biomedical research companies such as ours to provide innovative tools to further their basic research and screen their drug candidates. We believe we are uniquely positioned to have a strong impact on the research community with our enabling user-friendly technologies.

   Commitment to Product Development. We offer over 3,200 products in five major product lines. We believe our industry is diverse and fragmented, and by offering a broad range of products we more fully address the needs of researchers, thereby offering them the ability to look to us first to satisfy many of their needs. We focus on the introduction of new products to meet the needs of our customers and the rapid changes that are taking place in biomedical research. For example, in 1999, we introduced over 250 new products that targeted the growing cellular biology research area.

   Create Superior Value. We seek to create superior value for our customers. For instance, our staff have written many application booklets that provide an overview of the technology we provide in various areas, the types of performance that can be expected using our products and troubleshooting guidelines. Our communications with customers are highly technical, fostering the understanding that our products are from scientists to scientists. We also believe we offer greater affordability and convenience to our customers than do our competitors.

   Acquire Complementary Businesses, Products and Technologies. We continuously evaluate potential acquisition candidates for complementary products and businesses and have successfully completed five acquisitions in the last seven years, which include: TAGOImmunologics, Medgenix, Keystone Laboratories, Biofluids and QCB.

   Provide Superior Customer Service. We seek to create a team spirit among all of our employees, fostering awareness of our objectives and strategies at all levels within our company. We believe this creates loyalty and pride, which translates into greater product quality and enhanced customer service.

Products

   We offer over 3,200 different products, which we group into the following product lines:

  . assays

  . antibodies

  . bioactive proteins and peptides

  . oligonucleotides

  . serum, buffers and media

Assays

   Enzyme-Linked ImmunoSorbent Assay test kits. We have developed methodologies for the measurement of cytokines and chemokines in blood or other biological samples. ELISA test kits are a combination of cytokines, their antibodies and other chemical reagents, and are used to measure the presence or quantity of a particular bioactive protein in serum, plasma or other biological sample. The quantitation of these cytokines and chemokines has been shown to be an excellent way for scientists to determine the status of the immune system. Since many of the current targets of pharmaceutical intervention are designed to modulate the immune system, using these quantitation markers as a means for gauging the effectiveness of treatment is becoming a key monitor.

   In a typical ELISA test kit, an antibody is immobilized or "bound" on a microtiter well of the kit's test plate. A sample containing the antigen that is to be measured is added by the researcher and allowed to react with the bound antibody. After the well is washed, a second antibody with a specific enzymatic tag is added and allowed to react with the bound antigen. After washing away any remaining free antibody, the researcher adds a substrate that produces a colored reaction. The amount of color is proportional and thereby indicates the amount of antigen present, which can be measured even in minute concentrations, using common laboratory instruments. This method of quantitation of these antigens has become an integral tool both in research and diagnostic applications as it provides a relatively inexpensive, accurate and rapid method for the evaluation of immune status.

   Our ELISA tests produce results in a few hours, compared to days or even weeks with bioassays. We offer kits for human, mouse, rat, monkey and swine proteins. The diversity of species is important to allow investigators to establish numerous measurements in pre-clinical animal model systems. We offer over 70 types of ELISA kits and we believe we are the leader in sales of rat, monkey and swine cytokine ELISA kits. Detection of fluctuations in cytokine levels by ELISA tests, whether in an in vitro cell culture experiment of a new drug or in a patient's serum, provide researchers and scientists with valuable information in understanding disease progression, therapy and diagnosis.

   Of the more than 70 kits we offer, the following table illustrates a few of the more common applications of our ELISA test kits:

 Test Kit     Characteristics/Application
 --------     ---------------------------
 MIP-4        This kit tests for the presence of human macrophage inflammatory protein-4, a chemokine which is an important regulator of white blood cell migration to areas of inflammation and has been associated with human neurodegenerative diseases, such as
              Alzheimer's Disease, autoimmune diseases and infections. MIP-4 was discovered by a major pharmaceutical company in connection with its human genome research. From this discovery, we were able to develop antibodies and create a kit to measure the presence of
              MIP-4.

 Eotaxin This test kit measures the chemokine, Eotaxin, which is an important molecule in the origin of allergic responses. We developed this kit in response to the demand from researchers studying the physiology of white blood cells. Our kits are used in the process of drug development to determine the effect of the target drug on white blood cell function.

 Beta amyloid This test kit measures for beta amyloid, an important molecule in the study of Alzheimer's Disease.

   Radioimmuno assays. We produce and market RIAs, which are used internationally in clinical laboratories for the measurement of hormones and proteins important in growth, reproductive and thyroid disease. These assays utilize radioisotopically labeled molecules to compete with non-isotopically labeled molecules for sites on known antibody concentrations. RIA is a mature technology used primarily in European and other foreign countries and is not widely used in the United States.

   Other assays. We have combined our oligonucleotide and ELISA technologies to develop a portfolio of other assay kits that measure the quantity of messenger RNA, the type of RNA that serves as a template for protein synthesis, of various cytokines in blood, cultured cells or tissues. Our molecular analysis kit product line permits detection of the individual genes, and quantitates the amount of the gene that encodes for a specific protein. We also have developed kits that allow researchers to measure multiple genes at the same time from a single sample.

Antibodies

   Antibodies are used as detector systems in the research of normal and abnormal proteins. Antibodies are proteins generated by immune cells in response to foreign substances, which are called antigens. Antibodies have specific amino acid sequences which cause them to interact only with the antigen that induced their creation. Antibodies circulate in the blood and assist the body's immune system by searching out and neutralizing or eliminating antigens. Antibodies are used by researchers in a variety of applications, including neutralization studies in bioassay systems, as capture and detection molecules for protein quantitation and for cellular differentiation. Antibodies used in research are generally produced by injecting an antigen into animals, which cause the animals' immune system to produce an antibody specific to that antigen.

   Our TAGOImmunologics product line provides researchers and biotechnology companies with a broad array of secondary antibodies. These products are used in the development of analytical signals in various assays. In addition, other companies use our TAGO products as a component of their test kits.

   We also have developed a significant catalog of innovative tools which enable customers to more readily understand the complex signals which control cellular processes. Many of these tools are antibodies that recognize specific, activated or inactivated forms of proteins containing one or more molecules of phosphate at specific sites. Such an addition of phosphate molecules, which is referred to as phosphorylation, or removal of phosphate molecules, which is referred to as dephosphorylation, control most of the signaling within and between cells. Diseases such as cancer, heart disease and Alzheimer's have been shown to be at least in part due to the malfunctioning of key molecules within cells, in many cases due to alterations in their activity through altered phosphorylation.

   We offer over 2,000 antibody products. The following table illustrates some of the uses for the antibodies we offer:

 Uses                      Description
 ----                      -----------
 Flow Cytometry            In order to identify specific cell types by the
                           nature of the antigens expressed on their surface,
                           antibodies are bound to cells and visualized by
                           labeling the antibody molecules with a fluorescent
                           dye or "fluorochrome." The result is examined with
                           an instrument known as a flow cytometer.

 ELISA Test Kits           Antibodies are used in our ELISA test kits to detect
                           and measure proteins in biological fluids. An
                           antibody coupled with an enzyme reacts with a
                           colorless substrate in the presence of a sample
                           containing the antigen of interest to generate a
                           colored reaction product. The color produced is
                           proportional to, and thereby indicates the amount
                           of, antigen present in the sample.

 High Throughput Screening High throughput screening permits the researcher to test thousands of drug candidates in a short period of time for their effect on target molecules. In order to be used in this manner, we conjugate our antibodies to different dyes or enzymes.

 Immunoblotting            Immunoblotting uses antibodies to identify a
                           specific protein in a complex mixture. In this
                           process, a protein of interest is separated by
                           molecular weight using gel electrophoresis. A
                           specific antibody is then passed over the mixture,
                           and any protein that binds to the antibody is
                           visibly detected.

   The research conducted by our customers often requires that we manufacture unique, specific peptides or antibodies for custom research projects. Previously unidentified genes and proteins are being identified at a rapid rate, which often precedes the introduction of catalog offerings by many months to years. Through our QCB subsidiary we engage in the manufacture of these custom peptides and antibodies thus allowing customers to perform timely research on these new or proprietary targets. The capabilities to provide custom peptides and antibodies as well as innovative catalog products further strengthens our strategic relationships with our customers and has led to the development of new catalog products and expanded sales opportunities.

Bioactive Proteins and Peptides

   Proteins, which are chains of amino acids in particular sequences, and their interactions are responsible for all of the biochemical and physical properties of a cell, as well as variations among different types of cells. Proteins take various forms, including enzymes, hormones, antibodies, receptors, cytokines and chemokines. Proteins are ideal for use in basic research, drug discovery, enzymology, high throughput screening, in vivo studies, x-ray crystallography or as antigens for antibody production. Our primary protein products are cytokines and chemokines, which are regulatory molecules that control growth and differentiation of cells.

   Cytokines. The development of an effective immune response involves complex cell-to-cell communications, which are mediated by a group of small hormone-like soluble secreted proteins collectively called cytokines. Cytokines, like growth factors, interact with specialized target receptors on the surface of the cells and stimulate a chain of secondary messengers leading to a biological response. These responses result from changes in both the molecular capabilities and behaviors of cells. For example, cytokines can activate cells to recognize and eliminate harmful bacteria and viruses. They carry vital signals to the cell's genetic machinery that can trigger it to grow or stop growing. Cytokines can also signal a cell to differentiate, that is, to acquire the features necessary for it to take on more specialized tasks. Specific cytokines play a key role in stimulating cells surrounding a wound to grow and divide and also in attracting migratory cells to the site. Some cytokines have a regulatory function, and other cytokines exert direct effects of their own.

   Cytokines are extracted from natural sources, such as human and animal platelets, white blood cells and lymphatic cells, or are produced through genetic engineering, also known as recombinant DNA technology. Cytokines coordinate and orchestrate the proper functioning of the immune system. In addition to producing the human cytokines, we also produce the equivalent proteins from mice, rats, swine and monkeys. Many cytokines are being investigated for their ability to activate or suppress host immunity. Cytokines and other similar growth factors and adhesion molecules are instrumental in the body's defense against cancer, AIDS and other life-threatening disorders.

   Chemokines. Chemokines are specific proteins that regulate the recruitment and activation of white blood cells and other sites of inflammation. Chemokines function by binding to receptors on the surface of affected cells. Tremendous interest in chemokines exists due to recent studies linking chemokines and their receptors to the development of HIV.

   Other Proteins. To date we have focused on cytokines, chemokines and growth factors; however, with the progress of the human genome project, protein discoveries will expand beyond these proteins. Signal transduction proteins, of which it is hypothesized that only a fraction have been discovered, will be important in high throughput screens of drug candidates since the irregular functioning of these proteins is involved in substantially all diseases. Additionally, researchers will want reagents to the nuclear proteins, cytoskeletal proteins and others that will be discovered to study their role in various diseases. Reagents to these markers can be created using our core competencies.

   We offer over 70 protein products. The following table shows examples of different cytokines we produce and use:

 Cytokine Research Uses
 -------- -------------
 IL-4     Interleukin 4 is a protein that has been observed to have direct growth-suppressive activity on a variety of malignancies. IL-4 is used in cancer research.

 VEGF Vascular Endothelial Growth Factor regulates angiogenesis, the process of new blood vessel growth. VEGF is used in drug development, cancer research and as a growth factor for endothelial cells.

 TNF Tumor Necrosis Factor is a protein that plays a vital role in the regulation of the immune system. TNF is used to study immunological processes, cancer, inflammation and septic shock.

   Peptides. Bioactive peptides are subsections of proteins or small proteins that are synthetically created. These peptides represent the active or inhibitory site of a particular protein, and are used to study the activity of various proteins. Some bioactive peptides, such as beta amyloid peptides, have been shown to play a major role in the development of Alzheimer's Disease. We sell a significant amount of beta amyloid peptides as well as many other bioactive peptides through our QCB subsidiary.

Oligonucleotides

   The production of oligonucleotides is a custom service we provide for researchers engaged in molecular biology. An oligonucleotide is a synthesized polymer made up of the same building blocks that form DNA. Synthetic oligonucleotides have been used in molecular biology for over twenty years, essentially as templates for nucleic acid and protein synthesis, and more recently, as the therapeutic agents for the inhibition of gene expression or as a diagnostic agent to identify disease. DNA is used by almost every discipline in biomedical research in both academic and commercial areas, including molecular biology and cell biology departments of major universities and biomedical companies developing gene therapy products. These researchers use synthetic oligonucleotides to determine the exact sequence of a gene, or to perform experiments leading to the potential development of pharmaceutical drugs. The primary use of the oligonucleotides we develop and sell are for DNA sequencing and polymerase chain reaction, or PCR, priming.

   In DNA sequencing, we synthesize oligonucleotides pursuant to customer specifications, which they use to initiate a process of sequencing a DNA strand. DNA sequencing is used in a wide range of biomedical research applications to identify the makeup of particular strands of DNA.

   In PCR priming, our synthesized oligonucleotides are used by our customers in combination with other reagents to amplify a specific genetic sequence isolated from a cell sample. After PCR amplification, gel electrophoresis is used to identify and even to quantitate a specific DNA or RNA sequence from that sample. PCR is an extremely powerful tool in molecular biology research because it can amplify genetic information from a single copy of DNA or RNA. Using PCR technology, the presence of the genetic message used to code for the production of protein can be identified, thereby offering numerous possibilities in the detection of genetic disorders, monitoring disease progression, and in understanding cellular functions.

   Genomics research requires large quantities of oligonucleotides. DNA arrays for expression profiling and single nucleotide polymorphism, or SNP, analysis all require the use of synthetic DNA oligonucleotides. In addition, high throughput screening techniques, used in drug discovery are incorporating the use of fluorescent modified DNA oligonucleoticle probes to detect and quantify target gene expression. We have developed technologies to rapidly produce and manufacture large number of high quality DNA oligonucleotides for DNA array construction and developed proprietary processes to produce fluorescent probes.

   The following table illustrates some of the uses for the DNA oligonucleotide services we offer:

 Uses    Applications
 ----    ------------
 Primers Oligonucleotides are used in the initiation of the PCR process.

 Probes DNA oligonucleotides are used in hybridization reactions to search and detect specific genetic sequences. Our FRET, or Forster Resonance
         Energy Transfer, probes are fluorescent probes used in real time PCR quantitation and diagnostic molecular analysis.

 Arrays Oligonucleotides are used on a solid matrix to profile gene expression or single nucleotide polymorphisms, or SNPS.

Serum, Buffers and Media

   We manufacture over 140 varieties of serum, buffers and media. These products are vital in growing specialized cell cultures. In most cases, cell cultures are a primary testing method for the effectiveness of vaccines and drugs for a variety of diseases.

Customers

   We have over 3,000 customers worldwide, including the customers of our distributors. No single customer accounted for 10% or more of our total revenue during any of the last three years. Our customers include:

    Pharmaceutical           Biotechnology              Universities                         Government
-----------------------  --------------------- ------------------------------- ---------------------------------------
American Home Products           Amgen          Brigham and Women's Hospital         Centers for Disease Control
Aventis Pharmaceuticals   Berlex Laboratories       Georgetown University           Food and Drug Administration
        Baxter                  Biogen            Johns Hopkins University            National Cancer Institute
 Boehringer Ingelheim           Chiron                      UCLA                    National Institutes of Health
    Glaxo Wellcome       Human Genome Sciences        UC San Francisco         Veterans Administration Medical Centers
   Johnson & Johnson             Hyseq             University of Michigan                 US Army Research
    Merck & Company              Icos            University of Pennsylvania
        Pfizer           IDEC Pharmaceuticals  University of Texas MD Anderson
  Pharmacia & Upjohn     Rigel Pharmaceuticals     Cancer Research Center
    Schering-Plough

Research and Development

   Traditionally we have focused our research and development in the area of cytokine biology. Cytokines are soluble proteins that act as chemical communicators between cells. As we have extended our product lines into cellular communication, or signal transduction, the following three areas of biomedical research have been impacted dramatically by recent trends and technology: (1) apoptosis, which is related to programmed cell death, (2) angiogenesis, which involves blood vessel growth factors important in wound healing and tumor development, and (3) degenerative neurological diseases such as Alzheimer's Disease. We have focused our research and development efforts aggressively into the generation of products for these areas. Our sales people, who have education and backgrounds in the biological sciences, discuss issues and ideas with our customers, which serves as an additional source for identifying, creating and developing some of our new products.

   Our current research and development activities are focused in four major areas:

  . expansion of current and novel methodologies into the areas of angiogenesis, cardiovascular, inflammation, neurology and tumor development;

  . selective addition of new cytokine, chemokine and growth factors to our existing product offerings;

  . development of ELISA kits for detection of site-specific phosphorylation and site-specific cleavage of important signal pathways proteins; and

  . maintenance of our position in the rat, swine and monkey ELISA test kit markets.

   Currently we employ 32 research scientists, ten of whom hold Ph.D.'s. Among these professionals are experts in peptide chemistry, molecular biology, immunology and signal transduction. In particular, their knowledge is fundamental to the development of peptides, oligonucleotides, proteins, antibodies and assay kits. Our research laboratories are located in Camarillo, California; Hopkinton, Massachusetts; and Nivelles, Belgium. In the year ended December 31, 1999, we introduced over 250 new products, of which approximately 95% were developed by our scientists. In addition, as of February 29, 2000, we had approximately 50 products under development. We spent approximately $2,648,300 in 1998, excluding $4,222,000 of purchased in-process technology, and approximately $3,315,400 in 1999 on research and development.

Manufacturing

   Our reagent products and ELISA test kits are currently manufactured at our laboratories located in Camarillo, California. We manufacture oligonucleotides at our laboratories located at the facilities of our Keystone subsidiary in Foster City, California. Our custom antibodies are manufactured at the laboratory facilities of our QCB subsidiary in Hopkinton, Massachusetts. Our serum, buffers and media are manufactured at the facilities of our Biofluids division in Rockville, Maryland. We also manufacture antibodies and assay kits at the facilities of our European subsidiary in Nivelles, Belgium.

   Labeling, packaging, and shipping are carried out independently at each facility. We purchase our packaging components from outside suppliers who follow our own custom packaging designs. We have an internal graphic arts department located at our Camarillo, California facility that designs and produces our packaging and marketing materials. We believe there are numerous available suppliers for our packaging components.

   We believe that we have adequate supplies of raw materials on hand to continue to manufacture almost all of our products and meet customer demand, and that those materials that we do not produce internally are readily available from multiple sources.

Sales and Marketing

   We have 17 sales representatives worldwide. The principal markets for our products are in the United States, Japan and Western Europe. We have a direct sales force strategically located in major metropolitan areas in the United States. The use of a direct sales force provides us with an opportunity to discuss directly with researchers and scientists new developments and trends in the industry. We advertise in various scientific trade journals and distribute our own product catalog to all current and selected potential customers. We sell to our international markets directly through our European subsidiary, and we use international distributors that specifically target selected foreign medical markets.

   Our sales people hold biological sciences undergraduate degrees and undergo training in the nature and application of our products and proven selling techniques. We believe that by investing in the scientific training of our sales force, we are able to determine the needs of researchers and scientists in the biomedical community. Our sales force is used not only as a traditional marketing group, but also to provide valuable feedback for product development. Each representative is responsible for the maintenance of existing accounts as well as the generation of new business. Representatives are paid a base salary and commissions. The commissions are based upon sales growth over previous years' sales levels.

   Besides the United States, we sell directly to Germany, Belgium, Holland and the United Kingdom, and use a network of international distributors covering 41 other countries. We utilize a network of both exclusive and non-exclusive international distributors, but we generally grant exclusive distribution rights only where the distributor maintains direct field representatives proportionate to the potential for sales of our products in a defined geographical area. In order to serve as our exclusive distributor, the distributor must generally meet acceptable annual sales goals. All of our distributors are required to limit their primary sales focus to the biomedical research market. We offer all of our distributors annual training to enhance their knowledge of our products as well as their respective applications, solicit requests for new products and ultimately to increase sales.

Competition

   We are engaged in a segment of the health care products industry that is highly competitive. Our primary competitors include biotechnology companies such as Techne Corporation, Pharmingen, New England Biolabs, and Life Technologies. Many of our competitors have been involved in the health care industry significantly longer than us and benefit from greater name recognition. In addition, many of our competitors have greater resources to devote to research and development, sales and marketing and occasionally engage in price cutting measures to achieve leadership in their field. However, we believe that by offering a very broad and complete product line that enables the end user to obtain many products from one source we gain a competitive advantage. In addition, competition in our markets generally focuses on the following factors:

  . quality;

  . speed of delivery;

  . application/customer support;

  . breadth of product offerings; and

  . price.

Patents and Trademarks

   We do not own any patents and do not believe that patent protection is available for any of our products or processes. We seek to protect our interests by treating technologies and know-how as trade secrets and by requiring all employees and contractors to execute invention and assignment agreements with us, which include confidentiality provisions.

   "TAGOImmunologicals," "Cytoscreen," "Primescreen," "ICScreen" and "Cytosets" are unregistered product trademarks used for some of our products, but are only of limited importance to our business. "Biofluids" is also a registered trademark we acquired as part of our acquisition of Biofluids in December 1998.

Government and Environmental Regulation

   Except as we indicate in the following paragraph, approval by the Food and Drug Administration is not required for the sale of any of our products in the United States because our products are marketed and sold for research use only. Research products are not currently required to comply with the lengthy FDA approval process associated with diagnostic or therapeutic products. In the event we develop products directly for the diagnostic market in the United States, we will be required to obtain FDA approval prior to selling them. This approval, if required, could be time consuming and costly.

   Some of our products, however, are used by our customers as raw materials or intermediates in the production of diagnostic products. As such, we received clearance by the State of California and the FDA to manufacture our TAGOImmunologics product line as Analyte Specific Reagents. These reagents are classified as Class I biologics that are manufactured in compliance with the FDA's Quality System Regulation, also known as cGMP. This registration allows us to market these products to clinical laboratories and manufacturers of in vitro diagnostic products.

   We believe that we are materially in compliance with the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application.

   Our European subsidiary's clinical products are produced in facilities that have achieved ISO 9001 certification, and are eligible to be used in Europe for clinical diagnostics. In all of our markets in which we sell through distributors, our distributors are responsible for compliance with the applicable governmental regulations.

   Except as we indicated above, we are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate, including those governing the handling and disposal of hazardous wastes and other environmental matters. Our research and development activities involve the controlled use of small amounts of hazardous materials, chemical and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for resulting damages. This liability could have a material adverse effect on us.

Employees

   As of February 29, 2000, we employed 207 individuals, 200 of whom were full time employees. Sixteen of our employees at that date had doctoral degrees.

   None of our employees in the United States is represented by a labor union. As of February 29, 2000, 48 of our 207 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As is customary under Belgian labor law, employees of our Belgian subsidiary, BioSource Europe S.A., are represented by three national unions who represent employee interests to the national chemistry industry employer organization. Pursuant to Belgian law, we have been subject to heightened restrictions regarding severance obligations applicable to companies with more than 50 employees. Because we now employ less than 50 employees at our Belgian facility, union representation for works councils and safety councils will terminate in April 2000 for this facility. Accordingly although we remain subject to other severance obligations applicable generally to companies in Belgium, the additional severance benefits that currently apply to our Belgian facility will terminate in November 2000. We believe we are in compliance with these Belgian legal restrictions. We consider our current employee relations to be good.

Recent Developments

   On March 16, 2000, we announced that we had filed a registration statement with the Securities and Exchange Commission covering a public offering of 4,000,000 shares of common stock (4,600,000 shares if the underwriters' over-allotment option is exercised in full). Of the shares to be offered, we are offering to sell 3,350,000 newly issued shares (3,450,000 if the underwriters' over-allotment option is exercised in full). If consummated as proposed, the net proceeds to us will vary depending upon market conditions at the time of the offering, but are currently estimated to be $48.2 million. The Company will not receive any of the net proceeds from the sale of shares by the selling stockholders. The net proceeds will be used to acquire complementary businesses, products, services and technologies; for research and development; working capital; and other general corporate purposes. There can be no assurance that the offering will actually be consummated.

Item 2. Properties

   Our principal executive offices are located in Camarillo, California, approximately 50 miles northwest of Los Angeles, California, in our 29,000 square foot facility. We purchased this property on March 28, 1996 and own it subject to a first trust deed mortgage that was made by the lender pursuant to the Small Business Administration's Loan Guarantee Program, with an outstanding principal balance of $688,000, due on April 1, 2016. The property is subject to a second trust deed loan with the California Statewide Development Corp. with an outstanding principal balance of $561,500, due approximately June 1, 2016. Our payments under these mortgages are unconditionally guaranteed by James H. Chamberlain, our Chief Executive Officer and President.

   On March 8, 2000 we entered into a lease for a new facility in Camarillo, California, and we intend to relocate our Camarillo offices and laboratories to this new location on or about May 1, 2000. Our new building contains approximately 51,821 square feet and is situated in an industrial park approximately two blocks from our current facility. The lease will commence on May 1, 2000 and run through June 30, 2005, with the option to continue the lease for two additional five-year terms. The new facility has three laboratory areas, including molecular biology facilities, a protein purification facility and an assay development and manufacturing facility, as well as ELISA development and manufacturing space and cold storage rooms sufficient to accommodate our current and anticipated future needs.

   Our Keystone subsidiary leases facilities in Foster City, California, approximately 20 miles south of San Francisco, which consists of approximately 3,500 square feet, of which approximately 3,000 square feet is our oligonucleotide laboratory, under a lease that expires in May 2003.

   Our QCB subsidiary leases facilities in Hopkinton, Massachusetts, approximately 25 miles west of Boston, which consist of approximately 11,500 square feet, of which approximately 7,000 square feet is laboratory space, under a lease that expires in April 2001.

   Our Biofluids division leases facilities in Rockville, Maryland, which consist of approximately 11,500 square feet of warehouse, manufacturing, and office space, under a lease that expires in May 2001.

   Our European subsidiary leases facilities in Nivelles, Belgium, which consist of approximately 30,000 square feet of manufacturing, laboratory and office space, under a lease that expires in March 2007.

   Additional small sales offices are leased in Germany, Holland and the United Kingdom.

   We believe that all of our facilities are in good condition, are adequately covered by insurance and will be adequate for our occupancy needs for the foreseeable future.

Item 3. Legal Proceedings

   We are not a party, nor is any of our property subject, to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of our security holders during the fourth quarter of our last year.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market under the symbol "BIOI." The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

                                                                     High   Low
                                                                    ------ -----
   1998 Fiscal Year
     First Quarter................................................. $ 7.00 $5.44
     Second Quarter................................................   7.00  5.50
     Third Quarter.................................................   6.25  3.06
     Fourth Quarter................................................   3.88  2.41

   1999 Fiscal Year
     First Quarter................................................. $ 4.75 $2.50
     Second Quarter................................................   5.38  3.63
     Third Quarter.................................................   6.13  3.75
     Fourth Quarter................................................   9.69  3.25

   2000 Fiscal Year
     First Quarter, through March 15, 2000......................... $32.00 $6.06

   On March 20, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $15.50. As of March 20, 2000, there were 8,180,352 shares of our common stock outstanding held by approximately 569 holders of record.

   On January 10, 2000, we entered into a securities purchase agreement with Genstar Capital Partners II, L.P. and Stargen II LLC, both of which are accredited investors as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933. Pursuant to this agreement, we sold Genstar and Stargen a total of 371,300 shares, including 364,244 to Genstar and 7,056 to Stargen, of our Series B Preferred Stock for $9,000,312 in the aggregate. These shares are convertible into 1,485,200 shares, including 1,456,976 for Genstar and 28,244 to Stargen, of our common stock. In addition, we issued Genstar and Stargen warrants to purchase a total of 1,287,000 shares of common stock, including 1,262,542 to Genstar and 24,458 to Stargen, exercisable at $7.77 per share. Under the investor rights agreement among Genstar, Stargen and us, executed in connection with the securities purchase agreement, Genstar and Stargen also have the right to appoint two out of our seven directors to our board of directors as long as they beneficially own, in the aggregate, at least 750,000 shares of common stock, or one director if they beneficially own at least 495,000 shares. Pursuant to the investor rights agreement, we appointed Jean-Pierre L. Conte, a Managing Director of Genstar Capital LLC, and Robert J. Weltman, a Vice President of Genstar Capital LLC, to our board of directors. Genstar and Stargen also have the right of first refusal to purchase additional shares and the right to require us to register the shares of our common stock underlying the preferred stock and the warrants. The consummation of the securities purchase agreement, including the issuance of the shares of Series B Preferred Stock and the warrants, occurred on February 15, 2000. Pursuant to the securities purchase agreement, we paid a $270,009 transaction fee to Genstar Capital LLC and reimbursed all of the fees and expenses of approximately $195,426, incurred by Genstar Capital Partners and its affiliates in connection with the securities purchase agreement. This sale was exempt from the registration requirements of the Securities Act of 1993 based on Rule 506 of Regulation D. In accordance with Regulation D, there were no general solicitations made.

   The shares of Series B Preferred Stock are convertible, and the holder is entitled to be credited with a non-cash dividend of additional Series B shares on the first day of each year at the dividend rate of 8% per year. Series B Preferred Stock also has a liquidation preference of $6.06 per share. This preferred stock also is automatically convertible upon any of the following events: (1) a public offering of common stock of not less than $15 per share, which results in proceeds to us of at least $40,000,000 before commissions or discounts, (2) the date we specify to the holders, if the last reported sale price of our stock is above $20 per share for 20 consecutive trading days on the Nasdaq National Market, or (3) the holders of greater than 50% of the shares of the Series B inform us in writing of their desire to convert the shares. Holders of Series B Preferred Stock have the right to require us to redeem the Series B Preferred Stock at the original liquidation value plus accrued dividends after February 15, 2004, or as early as February 15, 2001, if various stock price thresholds, as defined, are not met.

   In connection with a proposed offering of our common stock described in "Item 1. Description of Business--Recent Developments," we expect Genstar and Stargen to convert an aggregate 127,500 shares of the Series B Preferred Stock that they own into 510,000 shares of common stock that they will sell in the proposed offering. If the underwriters for the offering exercise their over-allotment option in full, we expect Genstar and Stargen to convert an additional aggregate 125,000 shares of the Series B Preferred Stock into 500,000 shares of common stock that they will sell pursuant to the option.

                                DIVIDEND POLICY

   BioSource has never paid cash dividends on its common stock and does not currently anticipate that it will do so in the foreseeable future. We plan to retain earnings to finance our operations.

   On February 16, 1999, our Board of Directors declared a dividend of one preferred share purchase right for each share of common stock outstanding on March 2, 1999. The purchase rights are subject to the terms and conditions of the Rights Agreement dated February 25, 1999, filed with the Securities and Exchange Commission on March 1, 1999, on Form 8-A. The purchase rights are not represented by separate certificates, but, instead, initially will be evidenced by the certificates representing our outstanding common stock.

Item 6. Selected Financial Data

   The selected data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1999, are derived from our consolidated financial statements that have been audited by KPMG LLP, independent certified public accountants. You should read the selected consolidated financial data together with our historical financial statements and related notes to our audited reports, as well as the section included herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                             Years ended December 31,
                                      ----------------------------------------
                                       1999     1998     1997    1996    1995
                                      -------  -------  ------- ------- ------
                                      (in thousands, except per share data)
Consolidated Statement of Operations
 Data:
Net sales............................ $29,257  $21,859  $20,572 $15,913 $8,608
  Cost of sales......................  11,071   13,189    6,930   5,568  2,996
                                      -------  -------  ------- ------- ------
Gross profit.........................  18,186    8,670   13,642  10,345  5,612
Operating expenses:
  Research and development...........   3,315    2,648    2,078   1,421  1,074
  Sales and marketing................   4,737    4,338    4,043   2,762  1,290
  General and administrative.........   4,460    4,469    3,552   2,703  1,633
  Purchased in-process technology....     --     4,222      --      --     --
  Amortization of intangibles........   1,061       95       31     --     --
                                      -------  -------  ------- ------- ------
Operating income (loss)..............   4,613   (7,102)   3,938   3,460  1,615
  Interest and other income
   (expense), net....................  (1,016)     432      708       3     (4)
                                      -------  -------  ------- ------- ------
Income (loss) before income taxes....   3,597   (6,670)   4,646   3,463  1,611
  Income tax expense (benefit).......      20   (1,535)   1,460     696    451
                                      -------  -------  ------- ------- ------
Net income (loss).................... $ 3,577  $(5,136) $ 3,186 $ 2,767 $1,160
                                      =======  =======  ======= ======= ======
Net income (loss) per share:
  Basic.............................. $  0.49  $ (0.68) $  0.38 $  0.38 $ 0.20
  Diluted............................ $  0.46  $ (0.68) $  0.36 $  0.35 $ 0.20
Weighted average shares outstanding:
  Basic..............................   7,235    7,509    8,318   7,272  5,827
  Diluted............................   7,833    7,509    8,965   8,009  5,946
                                                As of December 31,
                                      ----------------------------------------
                                       1999     1998     1997    1996    1995
                                      -------  -------  ------- ------- ------
                                                  (in thousands)
Consolidated Balance Sheet Data:
Current assets....................... $18,325  $18,278  $27,636 $22,407 $6,317
Total assets.........................  40,222   41,400   33,157  33,795  7,388
Current liabilities..................   7,340   10,039    3,206   4,320  1,321
Long term debt, less current
 portion.............................  11,459   13,666    1,292   1,314     64
Total stockholders' equity...........  21,422   17,696   28,658  28,161  5,897

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We develop, manufacture, market and distribute products used worldwide in biomedical research that are instrumental in the development of new drug therapies and medical diagnostic methods. Our products enable scientists and biomedical researchers to better understand biochemistry, immunology and cell biology of the human body, as well as disease processes. Through acquisitions and internal growth, we believe we have grown to include a unique combination of technological, production, and research and development skills resulting in a full spectrum of products and services for the worldwide pharmaceutical and biotechnology industries.

   BioSource was originally incorporated as a California corporation in October 1989, and was reincorporated as a Delaware corporation in May 1993 in connection with the acquisition of TAGO Immunologicals, Inc., a manufacturer of immunological reagents derived from antibodies produced in goats and other animals. In November 1995, we acquired Keystone Laboratories, Inc., a manufacturer of oligonucleotides. In June 1996, we acquired assets and assumed selected liabilities of Medgenix Diagnostics, S.A. located in Fleurus, Belgium. The Medgenix assets consisted of diagnostic and research assay kits, and included manufacturing and distribution facilities, research and development laboratories, customer accounts and an existing employee base. In December 1998, BioSource acquired Quality Controlled BioChemicals, Inc., a manufacturer of peptides and antibodies. In December 1998, we also acquired substantially all the assets and selected liabilities of Biofluids, Inc., a manufacturer of serum, buffers and media.

   In 1998, we incurred a net loss of $5,135,800. The loss was primarily the result of charges of approximately (1) $4,966,000 related to the establishment of valuation reserves for our antibody inventories, and the reduction of our inventory value for Enzyme-Linked ImmunoSorbent Assay, or ELISA, test kits and products manufactured in Europe and (2) $4,222,000 related to purchased in-process technology in connection with our acquisition of QCB in December 1998. As a result of the 1998 net loss, we had net operating losses that benefited our income tax provision in 1999. All of our net operating losses have been recognized as of December 31, 1999.

   We currently manufacture products for inventory and ship products shortly after receipt of orders and anticipate that we will continue to do so in the future. Accordingly, we have not developed a significant backlog of products and do not anticipate we will develop a material backlog of products in the future.

Consolidated Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Net sales. Net sales were $29,257,000 in 1999 compared to $21,858,600 in 1998, an increase of $7,398,400 or 33.8%. $5,501,200 of the increase is attributable to the revenues generated from the QCB and Biofluids acquisitions in December 1998. The remaining increase is related to the increase in the volume of sales of assay kits and oligonucleotides. Foreign sales represented 47.0% of total sales in 1999 and 59.5% of total sales in 1998. Net sales in the United States were $15,518,000 in 1999 compared to $8,844,100 in 1998, an increase of $6,673,900 or 75.5%. $5,501,200 of the increase is attributable to the revenues generated from the QCB and Biofluids acquisitions in December 1998. The additional increase was generated primarily from the increase in the sales of assay kits and oligonucleotides. Net sales to Japan were $2,790,000 in 1999, an increase of $155,300, or 5.9%, over the prior year. European sales were $10,139,400 in 1999, an increase of $447,000 or 4.6%. This increase was primarily due to an increase in sales of assay kits.

   Gross profit. Gross profit in 1999 was $18,186,500, or 62.2% of net sales, compared to $8,670,000 or 39.7% of sales for 1998. The increased gross margin is primarily the result of a 1998 charge of approximately $4,966,000 related to (1) the establishment in 1998 of valuation reserves for antibody inventories and (2) the reduction of inventory value for ELISA test kits and products manufactured in Europe.

   Research and development. Research and development expense in 1999 was $3,315,400 and in 1998 was $2,648,300. Increased costs in domestic expenditures of approximately $1,002,000 were due to the additional expenditures of our QCB subsidiary acquired in December 1998. These costs were offset by a reduction of $297,000 in our European expenses related to staff and other cost reductions in Europe.

   Purchased in-process technology. The purchased in-process technology charge in 1998 of $4,222,000 relates to the portion of the QCB purchase price that was allocated to products in development which had not yet reached technological feasibility as of the acquisition date and did not have alternative future uses. In accordance with applicable accounting rules, purchased in-process technology is required to be expensed. You should read
Note 2 of the Notes to Consolidated Financial Statements for further discussion on this item.

   Sales and marketing. Sales and marketing expense was $4,736,900 in 1999 compared to $4,337,500 in 1998. The increased sales and marketing expense of $399,400, or 9.2%, is primarily due to additional costs associated with sales and marketing activities of our QCB subsidiary and Biofluids division acquired in December 1998 as well as overall increased advertising and other marketing programs.

   General and administrative. General and administrative expenses were $4,460,300 in 1999 and $4,468,900 in 1998. General and administrative expenses decreased as a result of a 1998 settlement of a legal claim by the former landlord of our Belgium facility and costs associated with the transition and relocation of our Belgium subsidiary, offset by an increase of additional costs related to the acquisitions of QCB and Biofluids in December 1998.

   Amortization of intangibles. Amortization of intangible assets was $1,060,700 in 1999 and $95,100 in 1998. The increase was due to the full year amortization of intangible assets acquired in connection with the acquisitions of QCB and Biofluids in December 1998.

   Interest income and expense. Interest expense of $1,367,300 in 1999 and $215,900 in 1998 was related to the interest expense on the note used to finance the acquisition of QCB and Biofluids in December 1998. Interest income of $397,200 in 1999 and $513,400 in 1998 was derived from interest income on invested cash.

   Income tax expense (benefit). The income tax expense in 1999 was $19,600 while the income tax benefit in 1998 was $1,534,600. The effective income tax rate of 0.5% for 1999 reflects the benefit of the utilization of all prior net operating losses in our Belgium and other European subsidiaries. The effective rate of 23.0% for 1998 reflects non-deductible foreign losses of approximately $923,400.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Net sales. Net sales were $21,858,600 in 1998, an increase of $1,286,800 or 6.3% over 1997. Net sales in the United States were $8,844,100 in 1998, an increase of $1,392,000, or 18.7%, over 1997. The increase in sales was driven by increases in sales of assays and oligonucleotides. Net sales to European customers were $9,692,400 in 1998, a decrease of $292,200, or 2.9%, over 1997.
The decline in sales was driven primarily by reduced sales of radioimmuno assay kits. These kits were facing strong competition from non-radioactive assays and as a result we were realizing a decline in revenue and market share. Net sales in Japan were $2,634,700 in 1998, an increase of $181,300, or 7.4%, over the prior year. The increase in sales was driven primarily by increases in sales of our ELISA kits to both new and existing Japanese customers. However, Japanese sales in the December 1998 quarter were affected by the adverse economic climate in Asia. A large portion of our sales are derived from foreign sales, representing 59.5% of our net sales in 1998 and 63.8% of our net sales in 1997. Although the percentage of domestic sales to total net sales has remained relatively constant, domestic sales volume has increased by 18.7% in 1998 and 9.7% in 1997 as compared to the prior year.

   Gross profit. Gross profit was $8,670,000, or 39.7%, in 1998 and $13,641,700, or 66.3%, in 1997. The decline in gross profit of $4,971,700, or
36.4%, in 1998 as compared to 1997 was primarily the result of charges of approximately $4,966,000 related to (1) the establishment of a valuation reserve for our antibody inventory and (2) the reduction of inventory value for ELISA test kits and products manufactured in Europe. Our strategy is to maintain a broad base of products available for sale to our customers. With regard to the antibody product inventory, we offer over 1,000 antibodies for sale and find it to be more cost efficient to produce large quantities of the antibody product during each production run. However, this inventory turns slowly. Attempts have been made to reduce the quantity of antibody inventory maintained in stock in order to increase the inventory turnover. However, this approach did not allow us to maintain proper strategic levels of inventory necessary to service our customer needs. As a result, in order to properly account for excess or slow moving inventory resulting from large production runs, the appropriate financial management policy with regard to the antibody inventory was determined to be one of expensing the cost of production as incurred as a component of cost of sales. Also contributing to the reduced gross profit is an increased percentage of sales of lower profit oligonucleotides as compared to the prior year and costs relating to the sale of custom antibodies, custom peptides, sera, buffers and media resulting from our acquisitions of QCB and Biofluids in December 1998.

   Research and development. Research and development expense was $2,648,300 in 1998 and $2,077,700 in 1997. The increased research and development expense of $570,600 in 1998 as compared to 1997 is primarily due to increased staffing costs, expenditures related to the development of new product lines and additions to current product lines, a reduction in grant funds received in the current fiscal year and research and development expenditures related to QCB for the month of December 1998.

   Purchased in-process technology. Purchased in-process technology was $4,222,000 in 1998 as compared to zero in 1997. The purchased in-process technology charge in 1998 relates to the portion of the QCB purchase price that was allocated to products in development which had not yet reached technological feasibility as of the acquisition date and did not have alternative future uses. In accordance with applicable accounting rules, purchased in-process technology is required to be expensed. You should read
Note 2 of the Notes to Consolidated Financial Statements for further discussion on this item.

   Sales and marketing. Sales and marketing expenses were $4,337,500 in 1998 and $4,043,000 in 1997. The increased sales and marketing expense of $294,500, or 7.3%, in 1998 as compared to 1997 is primarily due to increased staffing costs, costs related to the repatriation of a United States employee that had been assigned to an overseas position and increased advertising and other marketing programs.

   General and administrative. General and administrative expenses were $4,468,900 in 1998 and $3,552,000 in 1997. The increased general and administrative expense of $916,900, or 25.8%, in 1998 as compared to 1997 is primarily due to increased staffing costs, the settlement of a claim by our former landlord of our Belgian facility, costs associated with the closure of overseas offices, costs related to the repatriation of a United States employee that had been assigned to an overseas position and costs related to operating QCB and Biofluids for the period from the acquisition dates to December 31, 1998. The increased general and administrative expense of $849,500, or 31.4%, in 1997 as compared to 1996 is primarily due to incremental costs associated with the acquisition of BioSource Europe. Additionally, costs increased in the United States predominantly due to increased staffing costs required to support BioSource's domestic growth.

   Amortization of intangible assets. Amortization of intangible assets was $95,100 in 1998 and $30,700 in 1997. The increase of $64,400 was due to the amortization of intangible assets acquired in conjunction with the acquisitions of QCB and Biofluids in December 1998.

   Interest income and expense. Interest expense of $215,900 in 1998 was related to the interest expense on the note used to finance the acquisition of QCB and Biofluids. Interest expense of $133,000 in 1997 was related to interest expense on the notes used to finance the purchase of our current facilities in Camarillo, California. Interest income of $513,400 in 1998 and $760,400 in 1997 was derived from interest income on invested cash.

   Income tax expense (benefit). Our income tax benefit for the year ended December 31, 1998 was $1,534,600. Our income tax expense for the year ended December 31, 1997 was $1,460,000. The income tax benefit recorded in 1998 is primarily due to the inventory valuation reserves and purchased in-process technology charges recorded in 1998.

Quarterly Results

   The following table sets forth various unaudited statement of income data for the last eight quarters, has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary to present fairly the information for each of the quarters below.

                         Dec. 31, Sept. 30, June 30, March 31, Dec. 31,  Sept. 30, June 30, March 31,
                           1999     1999      1999     1999      1998      1998      1998     1998
                         -------- --------- -------- --------- --------  --------- -------- ---------
                                                       (in thousands)
Net sales...............  $6,880   $7,470    $7,588   $7,319   $  5,520   $ 5,714   $5,324   $5,301
Cost of goods sold......   2,380    2,914     2,928    2,849      2,767     6,689    1,952    1,781
                          ------   ------    ------   ------   --------   -------   ------   ------
  Gross profit (loss)...   4,500    4,556     4,660    4,470      2,753      (975)   3,372    3,520
Research and
 development............     954      802       765      794        729       679      678      562
Sales and marketing.....   1,378    1,124     1,164    1,071      1,380     1,134      993      831
General and
 administrative
 expense................   1,238    1,053     1,133    1,036      1,525       997      904    1,043
Purchased in-process
 technology.............     --       --        --       --       4,222       --       --       --
Amortization of
 intangibles............     303      267       242      249         71         8        8        8
                          ------   ------    ------   ------   --------   -------   ------   ------
  Income (loss) from
   operations...........     627    1,310     1,356    1,320     (5,174)   (3,793)     789    1,076
Interest income
 (expense), net.........    (231)    (253)     (247)    (239)       (46)       72      111      162
Other income (expense),
 net....................    (179)      67        80      (14)        32        96       39      (35)
                          ------   ------    ------   ------   --------   -------   ------   ------
  Income (loss) before
   income taxes.........     217    1,124     1,189    1,067     (5,188)   (3,625)     939    1,203
Income tax expense
 (benefit)..............    (633)     223       184      246     (1,096)     (964)     137      387
                          ------   ------    ------   ------   --------   -------   ------   ------
  Net income (loss).....  $  850   $  901    $1,005   $  821   $ (4,092)  $(2,661)  $  802   $  816
                          ======   ======    ======   ======   ========   =======   ======   ======

Liquidity and Capital Resources

   Cash and cash equivalents as of December 31, 1999 of $4,644,500 decreased by $2,432,400, or 34%, from $7,076,900 at December 31, 1998. The decrease in cash resulted primarily from the use of cash to reduce outstanding borrowings. Working capital, which is the excess of current assets over current liabilities, at December 31, 1999, was $10,984,900 as compared to $8,239,400 at December 31, 1998 representing an increase of $2,745,500 or 33%. BioSource's policy is to maintain liquidity in its investments to provide working capital and have the ability to react to future potential long-term investment opportunities in complementary businesses, products and technologies.

   Capital expenditures of $1,077,000 for the year ended December 31, 1999, were primarily for the purchases of laboratory, manufacturing and computer equipment. The funding for these expenditures was obtained from our working capital.

   In April 1997, the Board of Directors authorized us to repurchase up to 200,000 shares of our outstanding common stock at market price. In December 1997, the Board of Directors authorized us to repurchase up to 1,000,000 additional shares of our outstanding common stock at market price and in August 1998 we were authorized to repurchase up to an additional 300,000 shares of our outstanding common stock at market price. No shares were repurchased during the year ended December 31, 1999, or for the period from January 1, 2000, through March 15, 2000. As of December 31, 1999, we have repurchased a total of 1,279,500 shares of our common stock for $8,054,300, an average price of $6.29 per share, since the inception of the repurchase program in April 1997.

   In December 1998, we executed a loan agreement with Union Bank of California, N.A. and borrowed $14,000,000 which was used to finance the acquisitions of the stock of QCB and all of the assets and selected liabilities of Biofluids. As of December 31, 1999, the balance was $12,000,000. On February 16, 2000, we repaid $8,100,000 of our borrowings under the loan agreement with the proceeds of our Series B Preferred Stock and warrants financing. On March 11, 2000, we amended this loan agreement to convert our balance of $3,400,000 to a line of credit and on March 13, 2000, we repaid $3,000,000 of the line of credit. Our line of credit provides for borrowings of up to $3,400,000 and expires on February 26, 2001. Interest on the line of credit is payable monthly at LIBOR plus 2%. Covenants in the loan agreement require us to maintain a minimum ratio of total liabilities to tangible net assets, achieve minimum net profit levels, and comply with specified ratios of earnings before interest, taxes, depreciation and amortization to debt service costs. We are also required to comply with various non-financial covenants. As of December 31, 1999, we were in compliance with regard to these covenants.

   QCB had six loans outstanding aggregating $1,394,700 with MetroWest Bank which we assumed upon completion of the acquisition of QCB in December 1998. These loans were refinanced with Union Bank of California, N.A in January 2000. As of January 20, 2000, we had completely repaid each of these loans with the proceeds received from the sale of warrants.

   On February 15, 2000, we issued 371,300 shares of our Series B Preferred Stock with an initial aggregate liquidation value of $9,000,312. The Series B Preferred Stock is initially convertible into 1,485,200 shares of our common stock at an effective price of $6.06 per share of common stock. The Series B Preferred Stock will be entitled to receive in-kind dividends at a rate of 8% of the original issue price. Unless all dividends on the outstanding shares of Series B Preferred Stock have been paid, no dividends or other distributions shall be paid to common stockholders. The Series B Preferred Stock has a liquidation preference to the common stock. This preferred stock also is automatically convertible upon any of the following events: (1) a public offering of common stock of not less than $15 per share, which results in proceeds to us of at least $40,000,000 before commissions or discounts, (2) the date we specify to the holders, if the last reported sale price of our stock is above $20 per share for 20 consecutive trading days on the Nasdaq National Market, or (3) the holders of greater than 50% of the shares of the Series B inform us in writing of their desire to convert the shares. Holders of Series B Preferred Stock have the right to require us to redeem the Series B Preferred Stock at the original liquidation value plus accrued dividends after February 15, 2004, or as early as February 15, 2001, if various stock price thresholds are not met.

   In connection with the issuance of Series B Preferred Stock, the holders received detachable stock purchase warrants. The warrants are exercisable for 1,287,000 shares of common stock at an exercise price of $7.77 per share. We allocated the net proceeds of $8,385,000 based on the relative fair value of the warrants and the Series B Preferred Stock. The book value of the Series B Preferred Stock of $5,581,600 will accrete to its liquidation value immediately by $995,100 related to the beneficial conversion feature, then through February 2004 or earlier upon accelerated conversion, under the interest method. This accretion will not have an effect on net income, but will reduce the income available to common stockholders used to calculate basic earnings per share.

   On March 8, 2000, we entered into a lease for a new facility in Camarillo, California. The lease will commence on May 1, 2000, and expires on June 30, 2005, with the option to continue the lease for two additional five-year terms. Annual lease payments in the initial five-year period ended December 31, 2005, range from $342,000 at inception to $411,000 at termination.

   We currently estimate that we will use the net proceeds from an offering of our common stock to acquire complementary businesses, products, services and technologies; for research and development; working capital; and other general corporate purposes. From time to time, we evaluate potential acquisitions of complementary businesses, products or technologies and expect that we may likely undertake one or more such acquisitions during 2000. We believe that the net proceeds from the offering, together with our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Year 2000

   The following statements constitute a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

   Prior to the end of 1999, we completed our systems assessment and installed a new version of our business system software that is purported to be Year 2000 compliant by the software vendor. We have implemented the software as well as some other less significant software, and fully tested the software to ensure Year 2000 compliance. Software for one piece of laboratory equipment was determined to require an upgrade in order to be Year 2000 compliant which was subsequently implemented.

   To date, we have not experienced any material failures of any of our systems related to the failure of Year 2000 compliance. In addition, to date, we have not been made aware of any Year 2000 compliance failures involving our customers and suppliers.

   To date, we have spent an immaterial amount on the compliance program, and we do not expect to incur any material additional amounts. The costs discussed above do not include our internal costs, principally the payroll costs for those persons working on the project, which costs we do not track.

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

                                 RISK FACTORS

   You should carefully consider the following risk factors and all other information contained in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occur, our business, operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

                         Risks Related to Our Business

Failure to manage our growth and expansion could impair our business.

   We historically have sought, and will continue to seek, to increase our sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses. Our historical revenue growth is primarily attributable to our acquisitions and new product development and, to a lesser extent, to increased revenues from our existing products. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income. Our ability to achieve our expansion objectives and to manage our growth effectively and profitably depends upon a variety of factors, including:

  . our ability to internally develop new products;

  . our ability to make profitable acquisitions;

  . integration of new facilities into existing operations;

  . hiring, training and retention of qualified personnel;

  . establishment of new relationships or expansion of existing relationships with customers and suppliers; and

  . availability of capital.

   In addition, the implementation of our growth strategy will place significant strain on our administrative, operational and financial resources and increased demands on our financial systems and controls. Our ability to manage our growth successfully will require us to continue to improve and expand these resources, systems and controls. If our management is unable to manage growth effectively, our operating results could be adversely affected. Moreover, there can be no assurance that our historic rate of growth will continue, that we will continue to successfully expand or that growth or expansion will result in profitability.

We cannot guarantee that our future acquisitions will be successful.

   We compete for acquisition and expansion opportunities with companies which have significantly greater financial and management resources than us. There can be no assurance that suitable acquisition or investment opportunities will be identified, that any of these transactions can be consummated, or that, if acquired, these new businesses can be integrated successfully and profitably into our operations. These acquisitions and investments may also require a significant allocation of resources, which will reduce our ability to focus on the other portions of our business, including many of the factors listed in the prior risk factor.

Reduction or delays in research and development budgets and in government funding may negatively impact our sales.

   Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Research and development budgets fluctuate due to numerous factors that are outside our control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies. Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

   A significant portion of our sales has been to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health and similar domestic and international agencies. Although the level of research funding has increased during the past several years, we cannot assure you that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

   Many of our customers receive funds from approved grants at particular times of the year, as determined by the federal government. Grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds affects the timing of purchase decisions by our customers and, as a result, can cause fluctuations in our sales and operating results.

We rely on raw materials for our manufacturing, which we may not always be able to obtain on favorable terms.

   Our manufacturing process relies on the continued availability of high-quality raw materials. It is possible that a change in vendors, or in the quality of the raw materials supplied to us, could have an adverse impact on our manufacturing process and, ultimately, on the sale of our finished products. We have from time to time experienced a disruption in the quality or availability of key raw materials, which has created minor delays in our ability to fill orders for specific test kits. This could occur again in the future, resulting in significant delays, and could have a detrimental impact on the sale of our products and our results of operations.

Our ability to raise the capital necessary to expand our business is uncertain.

   In the future, in order to expand our business through internal development or acquisitions, we may need to raise substantial additional funds through equity or debt financings, research and development financings or collaborative relationships. However, this additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

Our research and development efforts for new products may be unsuccessful.

   We incur significant research and development expenses to develop new products and technologies. There can be no assurance that any of these products or technologies will be successfully developed or that if developed, will be commercially successful. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies.

Failure to license new technologies could impair our new product development.

   Our business model of providing products to researchers working on a variety of genetic projects requires us to develop a wide spectrum of products. To generate broad product lines it is advantageous to sometimes license technologies from others rather than depending exclusively on our own employees. As a result, we believe our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products.

   In addition, from time to time we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to obtain a license for these technologies from these third parties. We are currently in the process of negotiating several of these licenses and expect that we will also negotiate these types of licenses in the future. There can be no assurances that we will be able to negotiate these licenses on favorable terms, or at all.

   Our ability to gain access to technologies needed for new products and services also depends in part on our ability to convince licensors that we can successfully commercialize their inventions. We cannot assure you that we will be able to continue to identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all.

If we fail to introduce new products, or our new products are not accepted by potential customers, we may lose market share.

   Rapid technological change and frequent new product introductions are typical for our market. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and then are reluctant to switch. To the extent we fail to introduce new and innovative products, we may lose market share to our competitors, which will be difficult or impossible to regain. An inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business.

   In the past we have experienced, and are likely to experience in the future, delays in the development and introduction of products. We cannot assure you that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

  . availability, quality and price relative to competitive products;

  . the timing of introduction of the product relative to competitive products;

  . scientists' opinion of the product's usefulness;

  . citation of the product in published research; and

  . general trends in life sciences research.

   The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could materially adversely affect our business, operating results and financial condition.

Failure to attract and retain qualified scientific or production personnel or loss of key management or key personnel could hurt our business.

   Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing is critical to our success. Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining this qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there can be no assurance that we will be able to continue to successfully attract qualified personnel. In addition, our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would adversely affect our business.

   Our success also will continue to depend to a significant extent on the members of our management team and, in particular, on our Chief Executive Officer and President, James H. Chamberlain. Except for an employment agreement with Mr. Chamberlain, which has a term expiring on December 31, 2000, and an employment agreement with Jordan Fishman, Ph.D., our Vice President, Cellular Biology, which has a term expiring on November 30, 2001, we do not have employment agreements with any of our executive officers or key employees or maintain any "key man" insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of Mr. Chamberlain, Dr. Fishman or of any of our other key management or employees, could have a material adverse effect upon our business.

Many of our customers are obtaining our products through new distribution channels and methods that may adversely impact our results of operations and financial condition.

   Many of our customers have developed purchasing initiatives to reduce the number of vendors they purchase from in order to lower their supply costs. These activities force us to supply the large distributors with our products at a discount to reach those customers. For similar reasons, many larger customers, including the federal government, have special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility with respect to our products, which could adversely impact our business, financial condition and results of operations. In addition, although we accept and process some orders through our Internet website, we also implement sales through third-party Internet vendors. Internet sales through third parties will negatively impact our gross margins because we pay commission on these Internet sales.

We rely on international sales, which are subject to additional risks.

   International sales accounted for approximately 47.0% of our revenues in 1999 and 59.5% of our revenues in 1998. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

  . unexpected changes in regulatory requirements and tariffs;

  . difficulties in staffing and managing foreign operations, including foreign distributor relationships;

  . longer payment cycles;

  . adverse economic or political changes;

  . potential trade restrictions, exchange controls and import and export licensing requirements;

  . problems in collecting accounts receivable; and

  . potentially adverse tax consequences.

   We intend to continue to generate revenues from sales outside the United States in the future. Future distribution of our products outside the United States also may be subject to greater governmental regulation. These regulations, which include requirements for approvals or clearance to market, additional time required for regulatory review and sanctions imposed for violations, as well as the other risks indicated in the bullets listed above, vary by country. We may not be able to obtain regulatory approvals in the countries in which we currently sell our products or in countries where we may sell our products in the future. In addition, we may be required to incur significant costs in obtaining necessary regulatory approvals. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in a material reduction in our revenues and earnings.

   We also depend on third-party distributors for a material portion of our international sales. If we lose or suffer any significant reduction in sales to any material distributor, our business could be materially adversely affected.

   In addition, approximately 22% of our sales are made in foreign currencies, primarily Belgian francs, British pounds, and German marks. Although a significant portion of the foreign currencies in which we conduct our business is currently, or is anticipated in the future to be, denominated in Euros as a result of the European Monetary Union, we are not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the conversion of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

We may be unable to protect our trademarks, trade secrets and other intellectual property rights that are important to our business.

   We regard our trademarks, trade secrets and other intellectual property as a component of our success. We rely on trademark law and trade secret protection and confidentiality and/or license agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our third-party confidentiality agreements can be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known, we may lose our competitive position.

Intellectual property or other litigation could harm our business.

   Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for, and in some cases issued to others, claiming technologies that are closely related to ours. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, we periodically receive notices of potential infringement of patents held by others. Although to date we have successfully resolved these types of claims, we may not be able to do so in the future.

   In the event of an intellectual property dispute, we may be forced to litigate. This litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties. Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.

   If a third party claimed an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all.

   In addition to intellectual property litigation, other substantial, complex or extended litigation could result in large expenditures by us and distraction of our management. For example, lawsuits by employees, stockholders, collaborators or distributors could be very costly and substantially disrupt our business. Disputes from time to time with companies or individuals are not uncommon in our industry, and we cannot assure you that we will always be able to resolve them out of court.

Accidents related to hazardous materials could adversely affect our business.

   Portions of our operations require the controlled use of hazardous and radioactive materials. Although we believe our safety procedures comply with the standards prescribed by federal, state, local and foreign regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of an accident, we could be liable for any damages that result, which could seriously damage our business and results of operations.

Our sales are subject to seasonality, which means that we have less revenue in some months.

   We experience a slowing of sales in Europe during the summer months and worldwide during the Christmas holidays. Generally, our fourth quarter revenues are significantly lower than our revenues in each of the first three quarters of the year. We believe that period to period comparisons of our operating results may not necessarily be reliable indicators of our future performance. It is likely that in some future period our operating results will not meet your expectations or those of public market analysts, which could result in reductions in the market price of our common stock.

Potential product liability claims could affect our earnings and financial condition.

   We face a potential risk of liability claims based on our products and services, and we have faced such claims in the past. We carry product liability insurance coverage which is limited in scope and amount but which we believe to be adequate. We cannot assure you, however, that we will be able to maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure you that this insurance will be adequate to protect us against a product liability claim, should one arise.

The labor laws applicable to our employees in Europe may restrict the flexibility of our management.

   As of February 29, 2000, 48 of our 207 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we reduce the number of our employees working at this facility. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

                      Risks Associated With Our Industry

The biomedical research products industry is very competitive, and we may be unable to continue to compete effectively in this industry in the future.

   We are engaged in a segment of the biomedical research products industry that is highly competitive. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staffs, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may also be more successful than us in producing and marketing their products. We expect this competition to continue and intensify in the future.

   Our industry has also seen substantial consolidation in recent years, which has led to the creation of competitors with greater financial and intellectual property resources than us. In addition, we believe that the success that others have had in our industry will attract new competitors. Some of our current and future competitors also may cooperate to better compete against us. We may not be able to compete effectively against these current or future competitors. Increased competition could result in price reductions for our products, reduced margins and loss of market share, any of which could adversely impact our business, financial condition and results of operations.

As a result of consolidation in the pharmaceutical industry, we may lose existing customers or have greater difficulty obtaining new customers.

   In recent years, the United States pharmaceutical industry has undergone substantial consolidation. As part of many business combinations, companies frequently reduce the number of suppliers used and we may not be selected as a supplier after any business combination. Further, mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a material adverse effect on our business, financial condition and results of operations.

We are currently subject to government regulation.

   Our business is currently subject to regulation, supervision and licensing by federal, state and local governmental authorities. Also, from time to time we must expend resources to comply with newly adopted regulations, as well as changes in existing regulations. If we fail to comply with these regulations, we could be subject to disciplinary actions or administrative enforcement actions. These actions could result in penalties, including fines.

                    Risks Associated With Our Common Stock

Our stock price has been volatile.

   Our common stock is quoted on the Nasdaq National Market, and there has been substantial volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including:

  .  variations in our quarterly operating results;

  .  the gain or loss of significant contracts;

  .  changes in management;

  . announcements of technological innovations or new products by us or our competitors;

  .  legislative or regulatory changes;

  .  general trends in the industry;

  .  recommendations by securities industry analysts;

  .  biological or medical discoveries;

  . developments concerning intellectual property, including patents and litigation matters;

  .  public concern as to the safety of new technologies;

  . developments in our relationships with current or future customers and suppliers; and

  .  general economic conditions, both in the United States and abroad.

   As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998 through March 15, 2000 and from $6.06 to $32.00 per share from January 1, 2000 through March 15, 2000. For additional information regarding the price range of our common stock, see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

   In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our common stock, as well as the stock of many biotechnology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

   In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. If we were subject to this type of litigation in the future, we could incur substantial costs and a diversion of our management's attention and resources, each of which could have a material adverse effect on our revenue and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities.

Anti-takeover provisions in our governing documents and under applicable law could impair the ability of a third party to take over our company.

   We are subject to various legal and contractual provisions that may impede a change in our control, including the following:

  . our adoption of a stockholders' rights plan, which could result in the significant dilution of the proportionate ownership of any person that engages in an unsolicited attempt to take over our company; and

  . the ability of our board of directors to issue additional shares of our preferred stock, which shares may be given superior voting, liquidation, distribution and other rights as compared to our common stock.

   These provisions, as well as other provisions in our certificate of incorporation and bylaws and under the Delaware General Corporations Law, may make it more difficult for a third party to acquire our company, even if the acquisition attempt was at a premium over the market value of our common stock at that time.

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs.

   After the completion of our offering, for which we filed a Registration Statement on March 16, 2000, our executive officers, directors and principal stockholders will continue to beneficially own 22.3% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 1, 2000. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

  . will be able to significantly influence the composition of our board of directors;

  . will significantly influence all matters requiring stockholder approval, including change of control transactions; and

  .  will continue to have significant influence over our affairs.

   This concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This in turn could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

Absence of dividends could reduce our attractiveness to you.

   Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, your return on this investment likely depends on your selling our stock at a profit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We conduct business in various foreign currencies, including Belgian francs, British pounds and German marks, and are therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are initiated and the dates that they are converted. We are also subject to exchange rate exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. Although a significant portion of the foreign currencies in which we conduct our business is currently, or is anticipated in the future to be, denominated in Euros as a result of the European Monetary Union, we are not certain about the effect of the Euro on our business, financial condition or results of operations. There can be no assurance that actions taken to manage our exchange rate exposures will continue to be successful or that future changes in currency exchange rates will not have a material impact on our future cash collections and operating results. We do not currently hedge either our translation risk or our economic risk associated with the exchange of foreign currencies into U.S. dollars.

   Our exposure to market risks for changes in interest rates relates primarily to outstanding commercial debt. Due to the recent paydown of our commercial debt, we anticipate no material market risk exposure for changes in interest rates. Accordingly, we have not included quantitative tabular disclosures.

Item 8. Financial Statements and Supplementary Data

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheets at December 31, 1999 and December 31, 1998...  F-3

Consolidated Statements of Operations for years ended December 31, 1999,
 1998 and 1997...........................................................  F-4

Consolidated Statements of Stockholders' Equity for years ended December
 31, 1999, 1998 and 1997.................................................  F-5

Consolidated Statements of Cash Flows for years ended December 31, 1999,
 1998 and 1997...........................................................  F-6

Notes to Consolidated Financial Statements for December 31, 1999, 1998
 and 1997................................................................  F-7

Financial Statement Schedule--Valuation and Qualifying Accounts.......... F-20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant


   The following table sets forth information with respect to our directors, executive officers and key employees as of March 1, 2000:

 Name                                Age Position
 ----                                --- --------
 James H. Chamberlain..............   52 Chairman of the Board, President and
                                          Chief Executive Officer

 Charles C. Best...................   40 Chief Financial Officer, Executive
                                          Vice President, Finance

 Gus E. Davis......................   52 Chief Operating Officer, Executive
                                          Vice President, Sales & Marketing

 Richard O. Buford.................   52 Vice President, Human Resources,
                                          Secretary

 Cirilo D. Cabradilla, Jr., Ph.D...   52 Vice President, Molecular Biology

 Jordan B. Fishman, Ph.D...........   42 Vice President, Cellular Biology

 Kevin J. Reagan, Ph.D.............   48 Vice President, Immunology

 Jozef Vangenechten, Ph.D. ........   45 General Manager, BioSource Europe, S.A

 Jean-Pierre L. Conte..............   36 Director

 Leonard M. Hendrickson*...........   52 Director

 David J. Moffa, Ph.D.*............   57 Director

 John R. Overturf, Jr.**...........   39 Director

 Robert D. Weist**.................   60 Director

 Robert J. Weltman.................   34 Director

--------
*  Member of the Compensation Committee.

** Member of the Audit Committee.

   James H. Chamberlain has served as Director, President and Chief Executive Officer of BioSource and its predecessor, BioSource Industries, Inc., since it was founded in October 1989, and was elected as its Chairman of the Board in November 1993. Previously, Mr. Chamberlain was Manager for Business Development for Amgen Inc., where he started and managed the Amgen Biologicals Division. Mr. Chamberlain also serves on the board of directors of Biopool International, Inc. He received his Bachelor of Arts degree from West Virginia University and studied biochemistry at the University of Pittsburgh.

   Charles C. Best joined BioSource in December 1999 as Chief Financial Officer. Prior to his employment at BioSource, Mr. Best served four and a half years as Vice President and Chief Financial Officer of Cogent Light Technologies, Inc., a company engaged in the manufacture of surgical lighting instruments. From 1989 to 1995, Mr. Best worked in various positions including Corporate Controller for 3D Systems, Inc., a company engaged in the manufacture and sale of high tech rapid prototyping equipment. Mr. Best is a CPA and holds a Bachelor of Science degree in Business Administration and Accounting from San Diego State University.

   Gus E. Davis became our Executive Vice President Sales and Marketing and Chief Operating Officer in June 1995. From February 1994 to June 1995, Mr. Davis served as Vice President of Sales and Marketing of the Company. Prior to that time, since February 1993, Mr. Davis was employed as Vice President of Sales and Marketing at Genosys Biotechnologies, a company engaged in the manufacturing of oligonucleotides. Mr. Davis received his Bachelor of Science and Masters degree in Biology and Chemistry from Sam Houston State University.

   Richard O. Buford became Vice President of Human Resources of BioSource in February 1993. From 1989 to 1992, Mr. Buford served as Vice President of Operations for The Office Mart, a California regional commercial furniture and office supply distributor. Mr. Buford received a Bachelor of Arts and a Masters degree in English from the University of California at Santa Barbara.

   Cirilo D. Cabradilla, Jr., Ph.D. became President of our Keystone subsidiary in November 1995. From 1991 to 1995, Dr. Cabradilla served as President of Keystone Laboratories, Inc. From 1988 to 1991, Dr. Cabradilla was Vice President, Product Development, of Vascor, a pharmaceutical company.
Dr. Cabradilla was an Assistant Professor of Viral Oncology from 1996-1997 at the University of Pennsylvania, School of Veterinary Medicine. He did his postdoctoral training at the National Cancer Institute from 1974-1977.
Dr. Cabradilla received a Bachelor of Science and a Ph.D. degree in Biochemistry from the University of California at Davis.

   Jordan Fishman, Ph.D. became President of the Quality Controlled Biochemicals subsidiary in December 1998. From 1993 to 1998, Dr. Fishman served as the Senior Vice-President and Chief Scientific Officer of Quality Controlled Biochemicals, Inc. From 1988 until 1992, Dr. Fishman was an Assistant Professor of Pharmacology at the University of Massachusetts Medical School. From 1985 until 1988, Dr. Fishman was an Assistant Professor of Biochemistry at Boston University School of Medicine and a Research Neurochemist at the Edith Nourse Rogers Memorial VA Hospital in Bedford, Massachusetts. Dr. Fishman received his Ph.D. in Biochemistry and Toxicology/Carcinogenesis from the University of Tennessee at Oak Ridge, and his Bachelor of Science from Washington University, St. Louis, Missouri.

   Kevin J. Reagan, Ph.D. became Vice President, Immunology in December 1996. From 1991 to December 1996, Dr. Reagan served as the first Director of Development Laboratories and then Vice President, Laboratory Operations at Specialty Laboratories, Inc., a clinical reference lab. From 1990 to 1991, Dr. Reagan was the Associate Director of AIDS/Hepatitis R&D at Ortho Diagnostics, Inc., a Johnson & Johnson Company. Dr. Reagan received his Bachelor of Arts in Biological Sciences from the University of Delaware. Dr. Reagan received both his Masters and Ph.D. degrees in Microbiology and Immunology from Hahnemann Medical College.

   Jozef Vangenechten, Ph.D. became Managing Director of BioSource Europe, S.A. in February 1998. From 1988 to February 1998, Dr. Vangenechten worked for Societe Generale de Surveillance, n.v., an international provider of environmental compliance services, most recently as Managing Director of SGS's EcoCare Environmental Services division.

   Jean-Pierre L. Conte has served as a director of BioSource since February 2000. Mr. Conte is a Managing Director of Genstar Capital LLC, which is the sole general partner of Genstar Capital Partners II, L.P., a private equity investment firm. Prior to joining Genstar in 1995, he was a principal for six years at the NTC Group, Inc., a private equity investment firm. He is a director of several private companies, including NEN Life Science Products, Inc. Mr. Conte earned a Masters of Business Administration from Harvard University Graduate School of Business and a Bachelor of Arts from Colgate University. Mr. Conte has been appointed to the Board of Directors pursuant to an investor rights agreement among Genstar, Stargen and us, which is described under "Item 13. Certain Relationships and Related Transactions."

   Leonard M. Hendrickson has been a director of BioSource since October 1993. Mr. Hendrickson is the President of Isotope Products Laboratories, a position he has held since February 1992. From February 1990 to January 1992, Mr. Hendrickson served as the principal consultant for Microchemics, a marketing and business development consulting firm that he founded. Mr. Hendrickson also serves on the board of directors of Isotope Products Laboratories, a subsidiary of Eckert & Ziegler AG. Mr. Hendrickson holds a Bachelor of Science degree from the University of Pennsylvania and a Masters in Business Administration from American University in Washington, D.C.

   David J. Moffa, Ph.D. has been a director of BioSource since April 1995. Dr. Moffa serves: as the Regional Director and as special projects director for Lab Corporation of America, Inc. located in Fairmont, West Virginia, positions he has held since 1982 and 1984, respectively; as Director of Medical Arts Lab/RBL, a position he has held since 1985; and as Director of Lab Corporation of America, Inc. located in Altoona, Pennsylvania, a position he has held since 1990. Dr. Moffa also serves as an advisor and consultant to various diagnostic, scientific and health care facilities, and is an owner and developer of GM Realty and Moffa Properties. Dr. Moffa also serves on a number of committees and boards of directors of various privately held companies and governmental offices, including One Valley Bank, Inc. Dr. Moffa has completed a post doctoral fellowship in Clinical Biochemistry at the West Virginia University National Institutes of Health, holds a Ph.D. in Medical Biochemistry from the West Virginia School of Medicine, a Masters of Science degree in Biochemistry from West Virginia University and a Bachelor of Arts degree in Pre-Medicine from West Virginia University.

   John R. Overturf, Jr. has been a director of BioSource since September 1993. Mr. Overturf serves as the President of R.O.I., Inc., a private investment company, a position he has held since July 1993. He also serves as President of the Combined Penny Stock Fund, Inc., a closed-end stock market fund, a position he has held since August 1996. From September 1993 until September 1996, Mr. Overturf served as Vice President of the Rockies Fund, Inc., a closed-end stock market fund. Mr. Overturf holds a Bachelor of Science degree in Finance from the University of Northern Colorado.

   Robert D. Weist has been a director of BioSource since April 1996. Mr. Weist has been President of Weist Associates, a management consulting firm, since April 1992. From January 1986 through April 1992, Mr. Weist was a consultant to and Senior Vice President, Administration, General Counsel and Secretary of Amgen, Inc., having served as Vice President, General Counsel and Secretary from March 1982 through January 1986. Mr. Weist holds a Juris Doctor degree from New York University and a Masters in Business Administration from the University of Chicago.

   Robert J. Weltman has served as a director of BioSource since February 2000. He is currently a Vice President of Genstar Capital LLC, the sole general partner of Genstar Capital Partners II, L.P., a private equity investment firm. Mr. Weltman joined Genstar in August 1995. Prior to joining Genstar, from July 1993 to July 1995, Mr. Weltman was an Associate with Robertson, Stephens & Company, an investment banking firm. In addition, Mr. Weltman is a director of NEN Life Science Products, Inc. Mr. Weltman holds an AB degree in chemistry from Princeton University. Mr. Weltman has been appointed to the Board of Directors pursuant to an investor rights agreement among Genstar, Stargen and us, which is described under "Item 13. Certain Relationships and Related Transactions."

   The information regarding directors and executive officers of the Company required by Item 405 of Regulation S-K is contained in the Company's Proxy Statement for its 2000 Annual Stockholders meeting and is hereby incorporated by reference.

Item 11. Executive Compensation

   Information relating to executive compensation is contained in the Company's Proxy Statement for its 2000 Annual Stockholders meeting and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information relating to security ownership of directors and executive officers and certain beneficial owners is contained in the Company's Proxy Statement for its Annual Stockholders meeting and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

   Information relating to certain transactions is contained in the Company's Proxy Statement for its 2000 Annual Stockholders meeting is hereby incorporated by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) The financial statements listed below are included as part of this report:

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 1999 and 1998

    Consolidated Statements of Operations for the Years ended December 31, 1999, 1998, and 1997

    Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1999, 1998 and
  1997

    Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998, and 1997

    Notes to Consolidated Financial Statements

   (a)(2) The following schedule supporting the financial statements of the Company is included herein:

    Financial Statment Schedule--Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

   (a)(3) Exhibits

    See Exhibit Index immediately following signature page.

   (b) Reports on Form 8-K:

    None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2000                              /s/ Charles C. Best
                                          By: _________________________________
                                                     Charles C. Best
                                                 Chief Financial Officer

Date:  March 21, 2000                          /s/ James H. Chamberlain
                                          By: _________________________________
                                                  James H. Chamberlain
                                                 Chairman of the Board,
                                              President and Chief Executive
                                                         Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

             Signature                           Title                  Date
             ---------                           -----                  ----

   /s/ David J. Moffa, Ph.D.         Director                      March 21, 2000
____________________________________
       David J. Moffa, Ph.D.

   /s/ John R. Overturf, Jr.         Director                      March 21, 2000
____________________________________
       John R. Overturf, Jr.

      /s/ Robert D. Weist            Director                      March 21, 2000
____________________________________
          Robert D. Weist

    /s/ Jean-Pierre L. Conte         Director                      March 21, 2000
____________________________________
        Jean-Pierre L. Conte

     /s/ Robert J. Weltman           Director                      March 21, 2000
____________________________________
         Robert J. Weltman

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----
Independent Auditors' Report............................................. F-2

Consolidated Balance Sheets at December 31, 1999 and December 31, 1998... F-3

Consolidated Statements of Operations for years ended December 31, 1999,
 1998 and 1997........................................................... F-4

Consolidated Statements of Stockholders' Equity for years ended December
 31, 1999, 1998 and 1997................................................. F-5

Consolidated Statements of Cash Flows for years ended December 31, 1999,
 1998 and 1997........................................................... F-6

Notes to Consolidated Financial Statements for December 31, 1999, 1998
 and 1997................................................................ F-7

Financial Statement Schedule--Valuation and Qualifying Accounts.......... F-20

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
BioSource International, Inc.:

   We have audited the consolidated financial statements of BioSource International, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSource International, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
March 10, 2000

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                (Amounts in thousands, except for share amounts)

                                                             1999       1998
                                                           ---------  ---------
                          ASSETS
Current assets:
  Cash and cash equivalents..............................  $ 4,644.5  $ 7,076.9
  Accounts receivable, less allowance for doubtful
   accounts of $328.1 at December 31, 1999 and $301.0 at
   December 31, 1998 ....................................    5,088.9    4,381.0
  Inventories, net (note 3)..............................    6,015.3    4,970.6
  Prepaid expenses and other current assets..............      578.7      726.2
  Deferred income taxes (note 9).........................    1,997.8    1,123.4
                                                           ---------  ---------
   Total current assets..................................   18,325.2   18,278.1

Property and equipment, net (note 4).....................    5,392.6    5,513.6
Intangible assets, net of accumulated amortization of
 $1,186.4 at December 31, 1999 and $125.8 at December 31,
 1998 (note 2)...........................................   13,816.3   14,451.2
Other assets.............................................      819.3    1,318.0
Deferred income taxes (note 9)...........................    1,868.4    1,839.2
                                                           ---------  ---------
                                                           $40,221.8  $41,400.1
                                                           =========  =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks, current portion (note 5).......  $ 2,754.4  $ 3,012.5
  Accounts payable.......................................    2,067.6    1,643.0
  Accrued expenses.......................................    1,923.8    4,155.6
  Deferred income........................................      369.0      625.9
  Income taxes payable...................................      225.5      601.7
                                                           ---------  ---------
   Total current liabilities.............................    7,340.3   10,038.7

Notes payable to banks, less current portion (note 5)....   11,459.3   13,665.6
                                                           ---------  ---------
   Total liabilities.....................................   18,799.6   23,704.3

Commitments and contingencies (notes 5 and 12)

Stockholders' equity:
  Preferred stock, $.001 par value. Authorized 1,000,000
   shares; none issued or outstanding....................        --         --
  Common stock, $.001 par value. Authorized 20,000,000
   shares; issued 7,711,716 shares and outstanding
   7,425,716 shares at December 31, 1999; issued
   7,469,925 shares and outstanding 7,178,925 shares at
   December 31, 1998.....................................        7.4        7.2
  Additional paid-in capital.............................   22,025.9   21,186.8
  Retained earnings (accumulated deficit)................      948.1   (2,629.3)
  Accumulated other comprehensive loss...................   (1,559.2)    (868.9)
                                                           ---------  ---------
   Total stockholders' equity............................   21,422.2   17,695.8
                                                           ---------  ---------
                                                           $40,221.8  $41,400.1
                                                           =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997
                 (Amounts in thousands, except per share data)

                                                  1999       1998       1997
                                                ---------  ---------  ---------
Net sales...................................... $29,257.0  $21,858.6  $20,571.8
Cost of sales..................................  11,070.5   13,188.6    6,930.1
                                                ---------  ---------  ---------
  Gross profit.................................  18,186.5    8,670.0   13,641.7
                                                ---------  ---------  ---------
Operating expenses:
  Research and development.....................   3,315.4    2,648.3    2,077.7
  Sales and marketing..........................   4,736.9    4,337.5    4,043.0
  General and administrative...................   4,460.3    4,468.9    3,552.0
  Purchased in-process technology..............       --     4,222.0        --
  Amortization of intangibles..................   1,060.7       95.1       30.7
                                                ---------  ---------  ---------
    Total operating expenses...................  13,573.3   15,771.8    9,703.4
                                                ---------  ---------  ---------
Operating income (loss)........................   4,613.2   (7,101.8)   3,938.3
  Interest income..............................     397.2      513.4      760.4
  Interest expense.............................  (1,367.3)    (215.9)    (133.0)
  Other income (expense), net..................     (46.1)     133.9       80.6
                                                ---------  ---------  ---------
Income (loss) before income taxes..............   3,597.0   (6,670.4)   4,646.3
  Income tax expense (benefit).................      19.6   (1,534.6)   1,460.0
                                                ---------  ---------  ---------
    Net income (loss).......................... $ 3,577.4  $(5,135.8) $ 3,186.3
                                                =========  =========  =========
Net income (loss) per share:
  Basic........................................ $    0.49  $   (0.68) $    0.38
                                                =========  =========  =========
  Diluted...................................... $    0.46  $   (0.68) $    0.36
                                                =========  =========  =========
Weighted average shares outstanding:
  Basic........................................   7,234.7    7,508.8    8,318.0
                                                =========  =========  =========
  Diluted......................................   7,832.9    7,508.8    8,965.2
                                                =========  =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997
                             (Amounts in thousands)

                           Common stock                 Retained
                         ---------------- Additional    earnings    Accumulated       Net
                         Number of         paid-in    (accumulated comprehensive stockholders' Comprehensive
                          shares   Amount  capital      deficit)       loss         equity     income (loss)
                         --------- ------ ----------  ------------ ------------- ------------- -------------
Balance at December 31,
 1996...................  8,319.0   $8.3  $28,837.1    $  (679.8)    $    (5.0)    $28,160.6
Exercise of stock
 options................     77.0     --      147.2          --            --          147.2
Exercise of warrants....     35.0     --       64.8          --            --           64.8
Purchases of treasury
 stock..................   (283.3)  (0.2)  (1,744.3)         --            --       (1,744.5)
Net income..............      --      --        --       3,186.3           --        3,186.3     $ 3,186.3
Foreign currency
 translation
 adjustments............      --      --        --           --       (1,156.1)     (1,156.1)     (1,156.1)
                          -------   ----  ---------    ---------     ---------     ---------     ---------
Total comprehensive
 income.................                                                                         $ 2,030.2
                                                                                                 =========
Balance at December 31,
 1997...................  8,147.7    8.1   27,304.8      2,506.5      (1,161.1)     28,658.3
Issuance of stock
 options to non
 employees..............      --      --      110.4          --            --          110.4
Exercise of stock
 options................     27.4    0.1       59.9          --            --           60.0
Income tax benefit from
 exercise of stock
 options................       --     --       20.5          --            --           20.5
Purchases of treasury
 stock..................   (996.2)  (1.0)  (6,308.8)         --            --       (6,309.8)
Net loss................      --      --        --      (5,135.8)          --       (5,135.8)    $(5,135.8)
Foreign currency
 translation
 adjustments............      --      --        --           --          292.2         292.2         292.2
                          -------   ----  ---------    ---------     ---------     ---------     ---------
Total comprehensive
 loss...................                                                                         $(4,843.6)
                                                                                                 =========
Balance at December 31,
 1998...................  7,178.9    7.2   21,186.8     (2,629.3)       (868.9)     17,695.8
Issuance of stock
 options to non
 employees..............      --      --       13.5          --            --           13.5
Exercise of stock
 options................    246.8     .2      609.0          --            --          609.2
Income tax benefit from
 exercise of stock
 options................      --      --      216.6          --            --          216.6
Net income..............      --      --        --       3,577.4           --        3,577.4     $ 3,577.4
Foreign currency
 translation
 adjustments............      --      --        --           --         (690.3)       (690.3)       (690.3)
                                                                                                 ---------
Total comprehensive
 income.................                                                                         $ 2,887.1
                          -------   ----  ---------    ---------     ---------     ---------     =========
Balance at December 31,
 1999...................  7,425.7   $7.4  $22,025.9    $   948.1     $(1,559.2)    $21,422.2
                          =======   ====  =========    =========     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997
                             (Amounts in thousands)

                                                1999        1998        1997
                                              ---------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).........................  $ 3,577.4  $ (5,135.8) $  3,186.3
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Depreciation and amortization............    1,990.9       959.8       712.0
   Net (gain) loss on sale of property and
    equipment...............................        --         31.5        (6.3)
   Purchased in-process technology..........        --      4,222.0         --
   Non-cash stock compensation..............       13.5       110.4         --
   Non-cash write-down of inventory.........        --      4,966.0         --
   Other....................................        --         28.0      (110.0)
  Changes in assets and liabilities, net of
   effects of acquisitions:
   Accounts receivable......................   (1,175.2)     (386.1)      413.0
   Inventories..............................   (1,356.5)   (1,048.3)   (1,177.3)
   Prepaid expenses and other current
    assets..................................      (90.6)      888.0      (549.7)
   Deferred income taxes....................     (903.6)   (2,491.6)      (56.0)
   Other assets.............................      314.2    (1,001.1)      142.5
   Accounts payable.........................      327.8       (62.0)     (318.9)
   Accrued expenses.........................   (2,255.7)    2,592.3      (581.3)
   Deferred income..........................     (256.9)        3.9         --
   Income taxes payable.....................      215.5       348.9       194.0
                                              ---------  ----------  ----------
     Net cash provided by operating
      activities............................      400.8     4,025.9     1,848.3
                                              ---------  ----------  ----------
Cash flows from investing activities:
  Purchase of property and equipment........   (1,077.0)   (1,390.0)     (659.0)
  Purchase of Quality Controlled
   Biochemicals.............................        --    (15,193.9)        --
  Purchase of net assets from Biofluids.....        --     (2,822.5)        --
  Proceeds from sale of property and
   equipment................................       25.6         3.1        21.4
  Purchases of investments..................        --     (7,614.8)  (23,028.0)
  Proceeds from sale of investments.........        --     12,583.5    29,387.9
                                              ---------  ----------  ----------
     Net cash provided by (used in)
      investing activities..................   (1,051.4)  (14,434.6)    5,722.3
                                              ---------  ----------  ----------
Cash flows from financing activities:
  Proceeds from the exercise of options.....      609.2        60.0       147.2
  Proceeds from the exercise of warrants....        --          --         64.8
  Borrowings from bank......................        --     14,000.0         --
  Repayments to bank........................   (2,466.6)      (31.1)      (28.5)
  Payments on capital lease obligations.....       (9.6)       (3.0)       (2.3)
  Payments to acquire treasury stock........        --     (6,309.8)   (1,744.5)
                                              ---------  ----------  ----------
     Net cash provided by (used in)
      financing activities..................   (1,867.0)    7,716.1    (1,563.3)
                                              ---------  ----------  ----------
     Net increase (decrease) in cash and
      cash equivalents......................   (2,517.6)   (2,692.6)    6,007.3
Effect of exchange rates on cash and cash
 equivalents................................       85.2       292.0      (136.7)
Cash and cash equivalents at beginning of
 year.......................................    7,076.9     9,477.5     3,606.9
                                              ---------  ----------  ----------
Cash and cash equivalent at end of year.....  $ 4,644.5  $  7,076.9  $  9,477.5
                                              =========  ==========  ==========
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for:
   Interest.................................  $ 1,171.4  $    117.2  $    136.4
                                              =========  ==========  ==========
   Income taxes.............................  $   286.2  $  1,117.6  $  1,477.7
                                              =========  ==========  ==========

   In 1999, additional paid-in capital increased by $216.6 in connection with the tax benefit associated with the exercise of employee stock options.

  The accompanying notes are an integral part of these consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997

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

  Principles of Consolidation

   The consolidated financial statements include the accounts of BioSource International, Inc. (Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash and cash equivalents

   Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less.

  Financial Instruments

   The carrying value of financial instruments such as cash and cash equivalents, trade receivables, and payables approximates their fair value at December 31, 1999 and 1998 due to the short-term nature of these instruments. The carrying value of the long-term debt also approximates fair value as of December 31, 1999 and 1998 based on the terms the Company could obtain for similar debt instruments with similar maturity. However, due to interest rate fluctuations, the recorded value of the Heller Financial mortgage is approximately 2% higher than the fair value of similar currently available debt instruments. Assuming interest rates remain constant at the current level, this interest rate differential would cost BioSource approximately $114,000 in additional interest over the remaining life of the loan. See Note 5 for further description of this Note Payable.

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

   Goodwill and other intangibles are amortized on the straight-line basis over periods of 5 to 15 years. Accumulated amortization at December 31, 1999 and 1998 was $1,186,400 and $125,800, respectively.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

  Advertising, Marketing and Promotion Costs

   Advertising, marketing and promotion costs are expensed as incurred. These expenses charged to operations for the years ended 1999, 1998 and 1997 were $1,212,600, $1,004,700, and $805,300, respectively.

  License Agreements

   License agreements are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term (generally five to ten years). These costs are included with other assets in the accompanying consolidated balance sheets. Accumulated amortization at December 31, 1999 and 1998 was approximately $205,500 and $110,400, respectively.

  Revenue Recognition

   Sales and related cost of goods sold are recognized upon shipment of products. Certain customers prepay for sera or media and buffer product and request shipment of the product at future dates. The Company records deferred revenue until such time as a product is shipped to our customer. Upon shipment, the appropriate sale and cost of goods sold are recognized.

  Research and Development Costs

   Research and development costs are charged to expense as incurred. Such costs amounted to $3,315,400, $2,648,300, and $2,077,700, in 1999, 1998 and
1997, respectively.

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

  Long-Lived Assets

   It is our policy to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that it may be impaired. If this review indicates that the long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value based on discounted cash flows. As a result, we have determined that our long-lived assets are not impaired as of December 31, 1999 and 1998.

  Stock Compensation

   We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to measure compensation cost under Accounting Practice Board Opinion No. 25 and comply with the pro forma disclosure requirements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Comprehensive Income

   We adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with owners. Comprehensive income is the total of net earnings and all other non-owner changes in equity. Except for net earnings (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income as defined under SFAS
No. 130.

Business Segment Reporting

   We adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998. SFAS No. 131 establishes new standards for reporting information about business segments and related disclosures about products and services, geographic areas and major customers, if applicable. Management of the Company has determined its reportable segments are strategic business units that offer both sales to external customers from geographic company facilities and sales to external customers in certain geographic regions. Significant reportable business segments are the United States and European facilities, and sales to external customers are summarized as those located in the United States, Europe, Japan and other. Information related to these segments is summarized in Note 11.

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

Concentrations of Credit Risk

   Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents and trade accounts receivable. The credit risk associated with trade accounts is mitigated by our credit evaluation process; reasonably short collection terms and the geographical dispersion of sales transactions mitigate credit risk.

Foreign Currency Translation

   The assets and liabilities of BioSource's foreign subsidiary, whose functional currency is Belgian francs, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income. Foreign currency transaction gains and losses were insignificant to the operating results for each of the years in the three-year period ended December 31, 1999.

Other Assets

   Included in other assets at December 31, 1998 and 1999 is a note receivable from an officer of $350,000. The note bears interest at 5.9% and is due on demand. Management does not expect to demand payment within the 12 months subsequent to December 31, 1999.

Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year's presentation.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

2. Business Combinations

   On December 10, 1998, BioSource acquired Quality Controlled Biochemicals, Inc. (QCB). QCB is a leading manufacturer of phosphopeptides, phosphorylation state-specific antibodies, custom peptides and custom antibodies. The transaction was accounted for as a purchase. The results of operations of QCB are included in the accompanying consolidated financial statements from the date of acquisition. The purchase price was $15,193,900, including related acquisition costs. The purchase price exceeded the fair value of net assets acquired by approximately $16,034,500 of which $4,222,000 was allocated to in-process technology. The remaining $11,812,500, which is being amortized on a straight-line basis, was allocated to identifiable intangible assets and goodwill with useful lives ranging from 5 to 15 years and is summarized as follows:

     Developed technology............................................. $ 7,655.4
     Core technology..................................................     665.3
     Assembled workforce..............................................     408.1
     Trade name.......................................................     257.0
     Goodwill.........................................................   2,826.7
                                                                       ---------
                                                                       $11,812.5
                                                                       =========

   The purchased in-process technology charge in 1998 relates to the portion of the QCB purchase price that was allocated to products in development which had not yet reached technological feasibility as of the acquisition date and did not have alternative future uses and in accordance with applicable accounting rules, purchased in-process technology is required to be expensed.

   At the date of acquisition QCB had approximately 100 unique phosphorylated antibodies under development, with most of these antibodies in the final phase of development. We estimate that on an overall basis these antibodies were approximately 75% complete when acquired. The balance of the development work was completed by the end of 1999.

   On December 15, 1998, BioSource purchased certain assets and liabilities of Biofluids, Inc. for $2,822,500 in cash, including related acquisition costs. Biofluids is involved in the manufacture and sale of sera, media and buffers utilized in biomedical research. The acquisition was accounted for as a purchase. Accordingly, the assets and liabilities of the acquired business are included in the consolidated balance sheet as of December 31, 1998. The results of Biofluids operations from the date of the acquisition to December 31, 1998 were not significant. Intangible assets were acquired in the amount of $2,348,700 and are being amortized over a 15-year period and included in intangible assets in the consolidated balance sheet at December 31, 1998 and 1999.

   The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1, 1998:

                                                                   1998
                                                          ----------------------
                                                              (in thousands,
                                                          except per share data)
     PRO FORMA INFORMATION
     Net sales...........................................       $27,752.9
     Net loss............................................       $(6,731.8)
     Net loss per share..................................       $   (0.90)

   These amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies, which might be achieved from combined operations. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

3. Inventories

   Inventories at December 31, 1999 and 1998 are summarized as follows
(000's):

                                                             1999       1998
                                                           ---------  ---------
     Raw materials........................................ $ 4,060.0  $ 4,115.0
     Work in process......................................     598.6      750.4
     Finished goods.......................................   5,040.7    3,972.4
                                                           ---------  ---------
     Subtotal.............................................   9,699.3    8,837.8
     Inventory reserve....................................  (3,684.0)  (3,867.2)
                                                           ---------  ---------
     Net inventory........................................ $ 6,015.3  $ 4,970.6
                                                           =========  =========

4. Property and Equipment

   Property and equipment at December 31, 1999 and 1998 are summarized as follows (000's):

                                                             1999       1998
                                                           ---------  ---------
     Land................................................. $   360.0  $   360.0
     Building and improvements............................   2,255.0    2,283.5
     Machinery and equipment..............................   4,157.4    3,749.1
     Office furniture and equipment.......................   1,883.1    1,596.8
     Leasehold improvements...............................     107.9       87.2
                                                           ---------  ---------
                                                             8,763.4    8,076.6
     Less accumulated depreciation and amortization.......  (3,370.8)  (2,563.0)
                                                           ---------  ---------
                                                           $ 5,392.6  $ 5,513.6
                                                           =========  =========

5. Long Term Debt and Notes Payable to Banks

   In December, 1998, BioSource executed a loan agreement with Union Bank of California, N.A. and borrowed $14,000,000 which was used to finance the acquisitions of Quality Controlled Biochemicals, Inc. and all of the assets and selected liabilities of Biofluids, Inc. The principal amounts outstanding as of December 31, 1998 and 1999 were $14,000,000 and $12,000,000, respectively. Principal repayments are to be made at approximately $166,700 per month for the seven-year term of the loan. Interest is provided at a rate which is 2% per annum in excess of either the bank's adjusted treasury rate for a term selected by BioSource or the bank's LIBOR rate for a term also selected by the Company. The actual interest rate at December 31, 1999 was 8.12%. The loan matures on December 5, 2005. The terms of this loan require the Company to maintain a minimum cash balance of $3,500,000 as of December 31, 1999. Additionally, BioSource must maintain a minimum ratio of total liabilities to tangible net assets, achieve minimum net profit levels, and comply with specified ratios of earnings before interest, taxes, depreciation and amortization to debt service costs. We are also required to comply with certain non-financial covenants. At December 31, 1999, BioSource was in compliance with these covenants.

   In June 1996, BioSource secured financing from Heller Financial Corp. in order to finance the purchase of BioSource's corporate headquarters. The loan principal was $745,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 9.4% and has a 20-year term. The outstanding principal balances at December 31, 1998 and 1999 were $705,300 and $688,000 respectively.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

   In June 1996, a loan was obtained from the Small Business Administration to finance the purchase of the corporate headquarters building. The original loan principal was $616,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 7.6% and has a 20-year term. The outstanding principal balances at December 31, 1998 and 1999 were $578,100 and $561,500 respectively.

   Payments to both Heller Financial Corp. and the Small Business
Administration are guaranteed by the chairman of the board of the Company.

   Quality Controlled Biochemicals, Inc. had four loans outstanding aggregating $964,100 at December 31, 1999 with MetroWest Bank which were assumed by BioSource upon completion of the acquisition of QCB in December 1998. Description of all loans outstanding at December 31, 1998 and 1999 follows (000's):

                                                        Amount Outstanding at
                                                      -------------------------
                                                      December 31, December 31,
Type of Loan            Maturity Date   Interest Rate     1999         1998
------------            -------------   ------------- ------------ ------------
Term Loan............ January 31, 2002      9.25%       $   83.2     $  123.3
Term Loan............  April 17, 1999       8.75%            --          53.5
Term Loan............  April 17, 2003       9.50%          296.7        385.7
Term Loan............  August 22, 2000      9.75%           22.3         66.7
Line of Credit.......  April 17, 1999       8.75%            --         203.5
Line of Credit....... December 31, 1999     9.25%          562.0        562.0
                                                        --------     --------
                                                        $  964.2     $1,394.7
                                                        ========     ========

   Under the terms of the MetroWest Bank loan agreement, BioSource must meet certain financial covenants that include a minimum tangible net worth covenant, debt to tangible net worth, current ratio covenant, and other non-financial covenants. BioSource was in compliance with these covenants as of December 31, 1999.

   Maturities of the notes payable outstanding as of December 31, 1999 are:

     Year ending December 31:
     ------------------------
        2000........................................................ $ 2,754,400
        2001........................................................   2,165,800
        2002........................................................   2,135,600
        2003........................................................   2,076,900
        2004........................................................   2,051,500
        Thereafter..................................................   3,029,500
                                                                     -----------
                                                                     $14,213,700
                                                                     ===========

6. Common Stock and Treasury Stock

   In 1997, the Board of Directors authorized us to repurchase up to 1,200,000 shares of our outstanding common stock at market price. In 1998 we were authorized to extend the repurchase program up to 1,500,000 shares of the Company's stock. During the years ended December 31, 1997 and 1998, we repurchased 283,300 and 996,200 shares of the Company's common stock for $1,744,500, and $6,309,800, an average price of $6.16, and $6.33, respectively. As of December 31, 1999, we have repurchased a total of 1,279,500 shares of the Company's common stock for $8,054,300, an average price of $6.29 per share since the inception of the repurchase program in April 1997.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

7. Stock Options, Purchase Plans and Warrants

   The Company currently has one stock option plan in place--the 1993 Stock Incentive Plan (the 1993 Plan)--and several stock option agreements with certain officers in effect.

   Under the 1993 Plan, stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of common stock. Options granted under the 1993 Plan are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant.

   In August 1998, the Board of Directors approved the repricing of options granted under this plan to an exercise price of $4.625 per share for all optionees except for Officers and Board of Directors. As part of the repricing, 395,500 shares were canceled and 355,950 new shares were granted at the new exercise price.

   The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was $3.43, $2.40 and $5.27, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               1999  1998  1997
                                                               ----  ----  ----
     Expected dividend yield..................................    0%    0%   0%
     Risk-free interest rate.................................. 6.40% 4.75% 6.4%
     Expected volatility......................................   69%   60%  60%
     Expected option life (years).............................  7.1   8.8    9

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

                                                     1999     1998       1997
                                                   -------- ---------  --------
                                                         (in thousands,
                                                     except per share data)
     Net income (loss):
       As reported................................ $3,577.4 $(5,135.8) $3,186.3
       Pro forma.................................. $2,194.5 $(6,135.0) $2,774.6
                                                   ======== =========  ========

     Net income (loss) per share:
       As reported
         Basic.................................... $   0.49 $   (0.68) $   0.38
         Diluted.................................. $   0.46 $   (0.68) $   0.36
       Pro forma
         Basic.................................... $   0.30 $   (0.82) $   0.38
         Diluted.................................. $   0.28 $   (0.82) $   0.31
                                                   ======== =========  ========

   Pro forma net income (loss) reflects compensation expense related to the vested portion of options granted during the periods 1995 through 1999.

   To the extent that BioSource derives a tax benefit from options exercised by employees, such benefit is credited to additional paid-in capital. Tax benefits recognized totaling $216,600, $20,500 and $0, were credited to additional paid-in capital in fiscal 1999, 1998 and 1997, respectively.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

   The following summarizes the stock option transactions under the 1993 Plan during the periods presented:

                                                                     Weighted
                                                                     average
                                                        Shares    exercise price
                                                       ---------  --------------
     Options outstanding at December 31, 1996.........   998,406      $4.15
     Options granted..................................   192,000       7.21
     Options exercised................................   (77,044)      1.98
     Options canceled.................................  (120,801)      6.88
                                                       ---------      -----
     Options outstanding at December 31, 1997.........   992,561       4.57
     Options granted.................................. 1,256,950       3.78
     Options exercised................................   (27,410)      2.19
     Options canceled.................................  (504,955)      7.05
                                                       ---------      -----
     Options outstanding at December 31, 1998......... 1,717,146       3.30
     Options granted..................................   291,000       4.56
     Options exercised................................  (221,791)      2.58
     Options canceled.................................  (169,930)      4.69
                                                       ---------      -----
     Options outstanding at December 31, 1999......... 1,616,425      $3.48
                                                       =========      =====

   At December 31, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.28-$8.94 and 7.6 years, respectively.

   At December 31, 1999, 1998 and 1997, the number of options exercisable was 1,142,279, 1,031,730, and 592,435, respectively, and the weighted average exercise price of those options was $3.47, $3.30 and $4.57, respectively.

   The Company has several stock option agreements with certain officers. The outstanding agreements expire from May 2003 through December 2008.

   The following summarizes transactions outside the option plan during the periods presented:

                                                                     Weighted
                                                                     average
                                                         Shares   exercise price
                                                         -------  --------------
     Options outstanding at December 31, 1996........... 402,500      $3.13
     Options granted....................................     --         --
     Options exercised..................................     --         --
     Options canceled...................................     --         --
                                                         -------      -----
     Options outstanding at December 31, 1997........... 402,500       3.13
     Options granted....................................     --         --
     Options exercised..................................     --         --
     Options canceled...................................     --         --
                                                         -------      -----
     Options outstanding at December 31, 1998            402,500       3.13
     Options granted....................................     --         --
     Options exercised.................................. (25,000)      1.50
     Options canceled...................................     --         --
                                                         -------      -----
     Options outstanding at December 31, 1999........... 377,500      $3.24
                                                         =======      =====

   At December 31, 1999, the range of exercise prices and weighted average remaining contractual life of outstanding options under certain agreements was $1.50-$6.44 and 5 years, respectively.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

   At December 31, 1999, 1998 and 1997, the number of options under certain agreements exercisable was 374,633, 365,259 and 330,884, respectively, and the weighted average exercise price of those options was $3.22, $3.13 and $3.13, respectively.

   Effective April 7, 1995, the Company adopted an Employee Stock Purchase Plan to provide substantially all full-time employees, excluding officers, an opportunity to purchase shares of its common stock through payroll deductions. In addition, the Company provides a matching contribution equal to 50% of the participant's contribution. All contributions are invested in the Company's common stock, which is purchased on the open market at prevailing market prices. Participants have a fully vested interest in the shares purchased with payroll deductions and become fully vested in the shares purchased with Company matching contributions after two years. The Company's matching expense for the years ended December 31, 1997, 1998 and 1999 was approximately $10,000, $14,000, and $17,700, respectively.

   At December 31, 1999 the Company had outstanding warrants to purchase 218,100 shares of the Company's common stock originally issued in connection with the second primary stock offering with exercise prices ranging from $7.50 to $11.10 per share and expiration dates between February 1, 2001 and May 29, 2001.

8. Stockholder Rights Plan

   On February 16, 1999, we adopted a stockholders' rights plan to protect the Company and its stockholders from unsolicited attempts or inequitable offers to acquire our stock. The rights plan has no immediate dilutive effect and does not diminish our ability to accept an offer to purchase the Company that is approved by the board. The stockholder rights plan was implemented through a dividend of one preferred share purchase right on each outstanding share of our common stock outstanding on March 2, 1999. Each right will entitle stockholders to buy one one-thousandth of a share of Series A preferred stock at an exercise price of $24.50. The rights will become exercisable (with certain limited exceptions provided in the rights agreement) following the 10th day after: (a) a person or group announces acquisition of 15 percent or more of our common stock, (b) a person or group announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15 percent or more of our common stock, (c) the filing of a registration statement for any such exchange offer under the Securities Act of 1933, or (d) our board determining that a person is an "adverse person," as defined in the rights plan. The buyer or any "adverse person" would not be entitled to exercise rights under the rights plan. The effect of the rights plan is to discourage acquisitions of more than 15 percent of our common stock without negotiations with our board. We can redeem the rights for $.001 per right at certain times as provided in the rights agreement. The rights expire on January 31, 2009.

9. Income Taxes

   Income tax expense (benefit) is summarized as follows:

                                                    1999      1998       1997
                                                   -------  ---------  --------
     Current:
       Federal.................................... $ 720.0  $   802.6  $1,092.0
       State and local............................   203.2      155.0     172.0
       Foreign....................................     --        (0.6)    140.0
                                                   -------  ---------  --------
                                                     923.2      957.0   1,404.0
                                                   -------  ---------  --------
     Deferred:
       Federal....................................    76.0   (2,014.0)     61.0
       State and local............................    (7.2)    (477.6)     (5.0)
       Foreign....................................  (972.4)       --        --
                                                   -------  ---------  --------
                                                    (903.6)  (2,491.6)     56.0
                                                   -------  ---------  --------
                                                   $  19.6  $(1,534.6) $1,460.0
                                                   =======  =========  ========

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

   The primary components of temporary differences which give rise to deferred taxes at December 31, 1999 and 1998 are:

                                                               1999     1998
                                                             -------- ---------
     Deferred tax assets:
       Accruals for salary and bonus........................ $   31.8 $    21.6
       Reserves for inventory...............................  1,033.4   1,084.4
       Purchased in-process technology/goodwill.............  1,622.2   1,752.2
       Net operating loss carryforwards.....................  1,209.5   1,477.6
       Allowance for doubtful accounts......................     38.3       --
                                                             -------- ---------
     Total deferred tax assets..............................  3,935.2   4,335.8
       Less valuation allowance.............................      --   (1,160.2)
                                                             -------- ---------
     Deferred tax assets net of valuation allowance.........  3,935.2   3,175.6
                                                             -------- ---------
     Deferred tax liability
       Depreciation.........................................     69.0     103.4
       State taxes..........................................      --      109.6
                                                             -------- ---------
     Total deferred tax liability...........................     69.0     213.0
                                                             -------- ---------
     Net deferred tax assets................................ $3,866.2 $ 2,962.6
                                                             ======== =========

   Management has reviewed the recoverability of deferred income tax assets and has determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings. During 1999 the Company completed an analysis of its net operating losses in Belgium and as a result recognized a deferred tax asset of $1,160,200.

   Actual income tax expense (benefit) differs from that obtained by applying the Federal income tax rate of 34% to income (loss) before income taxes as follows:

                                                 1999       1998       1997
                                               ---------  ---------  --------
     Computed "expected" tax expense
      (benefit)............................... $ 1,223.0  $(2,267.9) $1,580.0
     Nondeductible items......................      16.2       10.9       9.0
     State taxes (net of Federal benefit).....     138.9     (212.9)    110.0
     Reduction of valuation allowance.........  (1,160.2)       --        --
     Tax credits..............................    (100.0)     (66.0)   (110.0)
     Tax effect resulting from foreign sales
      corporation activities..................     (75.6)     (94.2)    (63.0)
     Prior year adjustment to provision.......       --       116.5       --
     Effect of foreign operations.............     187.8      923.4       --
     Other....................................    (210.5)      55.6     (65.0)
                                               ---------  ---------  --------
       Total.................................. $    19.6  $(1,534.6) $1,460.0
                                               =========  =========  ========

   As of December 31, 1999, the Company has a net operating loss (NOL) carryforward of approximately $756,701 for Federal income tax purposes. The Federal NOL has a carryover period of 15 years and is available to offset future taxable income, if any, through 2005, subject to an annual statutory limitation.

10. 401(k) Benefit Plan

   The Company has a 401(k) profit sharing plan, which covers substantially all domestic employees of the Company. Plan participants may make voluntary contributions up to 20% of their earnings up to the statutory limitation. The Company's contribution is $0.25 for each $1.00 contributed by employees up to the first $2,000. Company contributions have no vesting period. The Company's contribution was $38,300 in 1999. There were no Company contributions made in 1998 and 1997.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

11. Business Segments

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

                                                  1999      1998       1997
                                                --------- ---------  ---------
Sales-from Segments:
Net sales to external customers from:
  United States:
    Domestic................................... $15,518.0 $ 8,844.1  $ 7,452.1
    Export.....................................   4,678.2   4,270.3    4,220.7
                                                --------- ---------  ---------
      Total United States......................  20,196.2  13,114.4   11,672.8
  Europe.......................................   9,060.8   8,744.2    8,899.0
                                                --------- ---------  ---------
      Consolidated............................. $29,257.0 $21,858.6  $20,571.8
                                                ========= =========  =========
Operating income (loss):
  United States................................ $ 2,710.6 $(4,459.4) $ 3,244.7
  Europe.......................................   1,902.6  (2,642.4)     693.6
                                                --------- ---------  ---------
      Consolidated............................. $ 4,613.2 $(7,101.8) $ 3,938.3
                                                ========= =========  =========
Identifiable assets at end of year:
  United States................................ $32,184.3 $33,762.7
  Europe.......................................   7,804.6   7,637.4
                                                --------- ---------
      Consolidated............................. $39,988.9  41,400.1
                                                ========= =========
Net interest expense (income):
  United States................................ $   815.7 $  (315.6) $  (575.0)
  Europe.......................................     154.4      18.1      (52.4)
                                                --------- ---------  ---------
      Consolidated............................. $   970.1 $  (297.5) $  (627.4)
                                                ========= =========  =========
Depreciation and amortization:
  United States................................ $ 1,559.5 $   502.3  $   371.7
  Europe.......................................     431.4     457.5      340.3
                                                --------- ---------  ---------
      Consolidated............................. $ 1,990.9 $   959.8  $   712.0
                                                ========= =========  =========
Capital expenditures:
  United States................................ $   899.0 $   608.2  $   398.3
  Europe.......................................     178.0     781.8      260.7
                                                --------- ---------  ---------
      Consolidated............................. $ 1,077.0 $ 1,390.0  $   659.0
                                                ========= =========  =========

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                    1999      1998      1997
                                                  --------- --------- ---------
Sales-to Segments:
Net Sales to external customers:
  United States.................................. $15,518.0 $ 8,844.1 $ 7,452.1
  Europe.........................................  10,139.4   9,692.4   9,984.6
  Japan..........................................   2,790.0   2,634.7   2,453.4
  Other..........................................     809.6     687.4     681.7
                                                  --------- --------- ---------
    Total........................................ $29,257.0 $21,858.6 $20,571.8
                                                  ========= ========= =========

12. Commitments and Contingencies

   At December 31, 1999 the Company had leases for certain of its facilities and equipment under various noncancelable operating leases expiring through March 2007. Total rental expense was approximately $722,900, $453,400 and $385,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

   On March 8, 2000 the Company entered into a lease for a new facility in Camarillo, California. The lease will commence on May 1, 2000 and expires on June 30, 2005, with the option to continue the lease for two additional five-year terms. Annual lease payments in the initial five-year period ended December 31, 2005 range from $342,000 at inception to $411,000 at termination.

   At December 31, 1999, the future minimum payments under these leases, including the lease executed on March 8, 2000, are as follows:

     2000.............................................................. $  878.7
     2001..............................................................    882.9
     2002..............................................................    757.4
     2003..............................................................    676.8
     2004..............................................................    615.7
     Thereafter........................................................    685.7
                                                                        --------
                                                                        $4,497.2
                                                                        ========

13. Earnings Per Share

   The Company presents basic and diluted earnings (loss) per share ("EPS"). Basic EPS includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.

   The reconciliations of basic to diluted weighted average shares are as follows:

                                                   Year ended December 31,
                                                 ----------------------------
                                                   1999     1998       1997
                                                 -------- ---------  --------
     Net earnings (loss) used for basic and
      diluted earnings (loss) per share......... $3,577.4 $(5,135.8) $3,186.3
                                                 ======== =========  ========
     Weighted average shares used in basic
      computation...............................  7,234.7   7,508.8   8,318.0
     Dilutive stock options and warrants........    598.2       --      647.2
                                                 -------- ---------  --------
     Weighted average shares used for diluted
      computation...............................  7,832.9   7,508.8   8,965.2
                                                 ======== =========  ========

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

   Options to purchase 367,079, 292,936 and 404,849 shares of common stock at prices ranging from $7.06 to $9.06, $5.25 to $8.94 and $4.13 to $8.94 were outstanding during 1997, 1998 and 1999, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,824,710 shares of common stock at a prices ranging from of $1.28 to $4.63 per share were outstanding during 1998, but were not included in the computation of diluted loss per share because the options were antidilutive, as the Company incurred a net loss for the year

14. Subsequent events

   On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Preferred Stock with an initial aggregate liquidation value of $9,000,300. The Series B Preferred Stock is initially convertible into 1,485,200 shares of the Company's Common Stock or at an effective price of $6.06 per share of Common Stock. The Series B Preferred Stock shares will be entitled to receive dividends at a rate of 8% of the original issue price. Unless all dividends on the outstanding Series B Preferred Stock shares have been paid, no dividends or other distributions shall be paid to Common Stock shareholders. The Series B Preferred Stock shareholders have liquidation preference to the Common Stock shareholders. This preferred stock also is automatically convertible upon any of the following events: (1) a public offering of common stock of not less than $15 per share, which results in proceeds to us of at least $40,000,000 before commissions or discounts (2) the date we specify to the holders, if the last reported sales price of our stock is above $20 per share for 20 consecutive trading days on the Nasdaq National Market, or (3) the holders of greater than 50% of the shares of the Series B inform us in writing of their desire to convert the shares. Holders of Series B Preferred Stock have the right to require the Company to redeem the Series B Preferred Stock at the original liquidation value plus accrued dividends after February 15, 2004, or as early as February 15, 2001, if various stock price thresholds, as defined, are not met.

   In connection with the issuance of Series B Preferred Stock the holders received detachable stock purchase warrants. The warrants are exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share. The Company allocated the net proceeds of $8,385,000 based on the relative fair value of the warrants and the Series B Preferred Stock. The book value of the Series B Preferred Stock of $5,581,600 will accrete to its liquidation value immediately by $995,100 related to the beneficial conversion feature then through February 2004 or earlier upon accelerated conversion under the interest method. Such accretion will not have an effect on net income, but will reduce the income available to common shareholders used to calculate basic earnings per share.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1999, 1998 and 1997

                                    Balance at Provision Deductions  Balance at
                                    Beginning   Charged   Accounts     End of
                                     of Year   to Income Written Off    Year
                                    ---------- --------- ----------- ----------
                                                      (000's)
1997
Allowance for doubtful accounts....  $   49.0  $  154.0   $    --     $  203.0
Inventory reserve..................      65.5     309.2        --        374.7

1998
Allowance for doubtful accounts....  $  203.0  $  178.3   $   80.3    $  301.0
Inventory reserve..................     374.7   5,240.8    1,748.3     3,867.2

1999
Allowance for doubtful accounts....  $  301.0  $   86.5   $   59.4    $  328.1
Inventory reserve..................   3,867.2   1,455.3    1,638.5     3,684.0

                                 EXHIBIT INDEX
               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Asset Purchase Agreement dated April 30, 1996, by and among
          Registrant, Nordion International, Inc. and Medgenix Diagnostics,
          S.A.(6)

  2.2    Stock Purchase Agreement dated as of December 9, 1998 by and among
          BioSource International, Inc., Quality Controlled Biochemicals, Inc., the stockholders of Quality Controlled Biochemicals, Inc. and the stockholders of Javelle Pharmaceuticals, Inc.(8)

  2.3    Asset Purchase Agreement dated as of December 14, 1998, by and among
          BioSource International, Inc., a Delaware Corporation and Biofluids,
          Inc., a Maryland Corporation and the Biofluids stockholder(10)

  3.1    Certificate of Incorporation of Registrant(1)

  3.2    Bylaws of Registrant(1)

  4.1    Specimen Stock Certificate of Common Stock of Registrant(1)

  4.2    Certificate of Designation of Series A Preferred Stock(9)

  4.3    Certificate of Designation of Series B Preferred Stock(11)

  4.4 Rights Agreement, dated as of February 25, 1999, between the Company and U.S. Stock Transfer and Trust Corporation, as Rights Agent(9)

  4.5    Form of Right Certificate(9)

  4.6    Summary of Share Purchase Rights(9)

  4.7 Form of Warrant Agreement to purchase Common Stock of the Company issued to Cruttenden Roth Incorporated and to Commonwealth Associates dated as of June 5, 1996(6)

  4.8    Investor Rights Agreement dated February 15, 2000, by and among
         BioSource International, Genstar Partners II, L.P. and Stargen II
         LLC(11)

  4.9    Warrant to Purchase Common Stock of the Company issued to Genstar
         Capital Partners II, L.P. on February 15, 2000(12)

 4.10    Warrant to Purchase Common Stock of the Company issued to Stargen II
         LLC on February 15, 2000(12)

 10.1    Registrant's 1992 Stock Incentive Plan(1)

 10.2    Registrant's 1993 Stock Incentive Plan(4)

 10.3 Licensing Agreement dated May 1, 1990, by and between TAGO, Inc., as licensee, and St. Jude's Children's Hospital, as licenser(1)

 10.4 License Agreement dated February 14, 1991, by and between Registrant and Schering Corporation(1)

 10.5    Warrant Agreement dated May 19, 1993, by and between Registrant and
          Immunoplex, Inc.(2)

 10.7 Warrant Agreement dated February 1, 1996, by and between Registrant and Nordion International, Inc.(6)

 10.8    Business Loan Agreement dated October 12, 1993, by and between
          Registrant, as borrower, and Silicon Valley Bank as lender, together with Commercial Security Agreement dated October 12, 1993 and promissory note dated October 12, 1993(3)

 10.9 License Agreement dated October 1, 1993, by and between Registrant, as licensee, and Schering Corporation, as licensor(2)

 10.10   Employment Agreement between Registrant and James H. Chamberlain dated
          January 2, 1998(10)

 10.11 License Agreement dated February 7, 1994, by and between Registrant, as licensee and Fundacio Clinic(4)

 10.12   Form of Indemnification Agreement for Directors and Executive
          Officers(6)

 10.13 List of Indemnities relating to Form of Indemnification Agreement previously filed as Exhibit 10.12(6)

 Exhibit
 Number                               Description
 -------                              -----------

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

 10.17 Loan agreement and Promissory Note dated November 27, 1998 in the principal amount of $14,000,000 payable to Union Bank of California, N.A.(10)

 10.18   Registrant's Employee Stock Purchase Plan(7)

 10.19   Securities Purchase Agreement dated January 10, 2000, by and among
         BioSource International, Genstar Capital Partners II, L. P. and
         Stargen II LLC

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

23.1  Consent of KPMG LLP, Independent Public Accountants

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

 (6) Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC No. 333-3336) as filed with the Securities and Exchange Commission on May 31, 1996, as amended.

 (7) Incorporated by reference to the Company's Registration Statement on Form S-8 (SEC No. 33-91838) as filed with the Securities and Exchange Commission on May 4, 1995.

 (8) Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 19, 1999.

 (9) Incorporated by reference to the Company's Current Report on Form 8-A filed with the Securities and Exchange Commission on March 1, 1999.

(10) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.

(11) Incorporated by reference to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 16, 2000.

(12) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 22, 2000.