Form 10-K/A
period 1999-12-31
BIOSOURCE INTERNATIONAL INC
filed 2000-05-01
CIK 860451

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation  or organization)
                                 820 FLYNN ROAD
                           CAMARILLO, CALIFORNIA 93102
              (Address of principal executive offices and zip code)

                                 (805) 383-5200
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common stock, $.001 par value

                         Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) held by non-affiliates of the registrant as of March 20, 2000 was $120,351,014.50.

     The number of shares of the Registrant's common stock outstanding as of March 20, 2000 was 8,180,352.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.
================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the nominees, continuing directors and executive officers of the Company as of March 1, 2000.


        NAME                        AGE      POSITION
        ----                        ---      --------
        James H. Chamberlain        52     Chairman of the Board,
                                           President, Chief Executive Officer,
                                           Director

        Jean-Pierre L. Conte        36     Director

        Leonard M. Hendrickson (1)  52     Director

        David J. Moffa, Ph.D. (1)   57     Director

        John R. Overturf, Jr. (2)   39     Director

        Robert D. Weist (2)         60     Director

        Robert J. Weltman           34     Director

        Charles C. Best             40     Chief Financial Officer,
                                           Executive Vice President, Finance

        Gus E. Davis                52     Chief Operating Officer,
                                           Executive Vice President, Sales and
                                           Marketing

        Richard O. Buford           52     Secretary,
                                           Vice President, Human Resources


----------------------

(1)    Member of the Compensation Committee.
(2)    Member of the Audit Committee.
----------------------


     Brief statements setting forth the principal occupation and employment during the past five years, the year in which first elected as director and other information concerning each nominee and the executive officers appear below.

     JAMES H. CHAMBERLAIN has served as Director, President and Chief Executive Officer of the Company and its predecessor, BioSource Industries, Inc., since it was founded in October 1989, and was elected as its Chairman of the Board in November 1993. Previously, Mr. Chamberlain was Manager for Business Development for Amgen, Inc., where he started and managed the Amgen Biologicals Division. Mr. Chamberlain has held various executive positions with Browning Ferris Industries and Amersham Corporation, a biomedical company, and was a research biochemist for Wm. H. Rorer Pharmaceutical, a major pharmaceutical company. He received his Bachelor of Arts degree from West Virginia University, and studied biochemistry at the University of Pittsburgh.

     JEAN-PIERRE L. CONTE has served as a director of BioSource since February 2000. Mr. Conte is a Managing Director of Genstar Capital LLC, which is the sole general partner of Genstar Capital Partners II, L.P., a private equity investment firm. Prior to joining Genstar in 1995, he was a principal for six years at the NTC Group, Inc., a private equity investment firm. He is a director of several private companies, including NEN Life Science Products, Inc. Mr. Conte earned a Masters of Business Administration from Harvard University Graduate School of Business and a Bachelor of Arts from Colgate University. Mr. Conte has been appointed to the Board of Directors pursuant to an investor rights agreement among Genstar, Stargen and us, which is described under "Relationships and Related Transactions."

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

     DAVID J. MOFFA, PH.D., has been a Director of the Company since April 1995. Dr. Moffa serves: as the Regional Director and as special projects director for Lab Corporation of America, Inc. located in Fairmont, WV, positions he has held since 1982 and 1984, respectively; as Director of Medical Arts Lab/RBL, a position he has held since 1985; and as Director of Lab Corporation of America, Inc. located in Altoona, PA, a position he has held since 1990. Dr. Moffa also serves as an advisor and consultant to various diagnostic, scientific and health care facilities, and is an owner and developer of GM Realty and Moffa Properties. Dr. Moffa also serves on a number of committees and boards of directors of various privately held companies and governmental offices, including One Valley Bank, Inc. Dr. Moffa has completed a post doctoral fellowship in Clinical Biochemistry at the West Virginia University National Institutes of Health, holds a Ph.D. in Medical Biochemistry from the West Virginia University School of Medicine, a Masters of Science degree in Biochemistry from West Virginia University and a Bachelor of Arts degree in Pre-Medicine from West Virginia University.

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

     ROBERT D. WIEST has been a director of the Company since April 1996. Mr. Wiest has been President of Weist Associates, a management consulting firm, since April 1992. From January 1986 through April 1992, Mr. Weist was a consultant to and Senior Vice President, Administration, General Counsel and Secretary of Amgen, Inc., having served as Vice President, General Counsel and Secretary from March 1982 through January 1986. Mr. Weist holds a Juris Doctor degree from New York University and a Masters in Business Administration from the University of Chicago.

     ROBERT J. WELTMAN has served as a director of BioSource since February 2000. He is currently a Vice President of Genstar Capital LLC, the sole general partner of Genstar Capital Partners II, L.P., a private equity investment firm. Mr. Weltman joined Genstar in August 1995. Prior to joining Genstar, from July 1993 to July 1995, Mr. Weltman was an Associate with Robertson, Stephens & Company, an investment banking firm. In addition, Mr. Weltman is a director of NEN Life Science Products, Inc. Mr. Weltman holds an AB degree in chemistry from Princeton University. Mr. Weltman has been appointed to the Board of Directors pursuant to an investor rights agreement among Genstar, Stargen and us, which is described under "Relationships and Related Transactions"

     CHARLES C. BEST joined BioSource in December 1999 as Chief Financial Officer. Prior to his employment at BioSource, Mr. Best served four and a half years as Vice President and Chief Financial Officer of Cogent Light Technologies, Inc., a company engaged in the manufacture of surgical lighting instruments. From 1989 to 1995, Mr. Best worked in various positions including Corporate Controller for 3D Systems, Inc., a company engaged in the manufacture and sale of high tech rapid prototyping equipment. Mr. Best is a CPA and holds a Bachelor of Science degree in Business Administration and Accounting from San Diego State University.

     GUS E. DAVIS became our Executive Vice President Sales and Marketing and Chief Operating Officer in June 1995. From February 1994 until June 1995, Mr. Davis served as Vice President of Sales and Marketing of the Company. Prior to that time, since February 1993, Mr. Davis was employed as Vice President of Sales and Marketing at Genosys Biotechnologies, a company engaged in the manufacture of oligonucleotides. Mr. Davis received his Bachelor of Science and Masters degree in Biology and Chemistry from Sam Houston State University.

     RICHARD O. BUFORD became our Vice President of Human Resources in February 1993. From 1989 to 1992, Mr. Buford served as Vice President of Operations for The Office Mart, a California regional commercial furniture and office supply distributor. Mr. Buford received a Bachelors of Arts and a Masters degree in English from the University of California at Santa Barbara.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 1999, all our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the following; Charles Best filed a Form 3 reporting his initial appointment as our Chief Financial Officer and Executive Vice President which was not timely filed, and James H. Chamberlain, Leonard M. Hendrickson and David J. Moffa, Ph.D. each reported events on a Form 5 filed prior to February 15, 2000, with respect to transactions that occurred in 1999 and should have been reported on a Form 4.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, as to our Chief Executive Officer and as to each of the other four most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to us in all capacities for each of the three years ended December 31 indicated below.

                           SUMMARY COMPENSATION TABLE
                                                                                              LONG TERM
                                                        ANNUAL COMPENSATION                  COMPENSATION
                                                        -------------------                  ------------
                                   YEAR                                    OTHER       NUMBER OF
                                   ENDED                                   ANNUAL      SECURITIES    ALL OTHER
NAME AND PRINCIPAL                DECEMBER                                COMPENSA-    UNDERLYING      COMPEN-
POSITION (1)                        31,         SALARY         BONUS        TION        OPTIONS        SATION
------------                        ---         ------         -----        ----        -------        ------
James H. Chamberlain............    1999       $   250,000     $ 90,000  $ 17,634(2)
Chairman of the Board               1998           250,000       25,000    18,084(3)    100,000
Chief   Executive   Officer  and    1997           154,000       42,500    17,420(4)
President

Gus E. Davis....................    1999       $   154,000     $ 55,000    $6,499(5)
Chief Operating Officer             1998           150,000        8,000     6,395(6)     25,000
and Executive Vice President        1997           110,000       12,500     4,579(7)

Larry A. May....................    1999       $ 147,511(8)          -0-    $ 652(9)                 $18,462(10)
Chief Financial Officer             1998         87,500(11)          -0-      508(9)    100,000
and Executive Vice President

Richard O. Buford...............    1999       $   102,718     $ 13,700     $ 614(9)
Vice President, Human               1998            97,000       10,000       760(9)     14,500
Resources and Secretary             1997            91,000        8,000       713(9)      5,000
----------

(1) For a description of employment agreements between certain executive officers and the Company, see "Employment Agreements with Executive Officers" below.
(2) Consists of $11,616 for an auto lease paid by the Company, $4,740 for country club membership dues paid by the Company, and $1,278 for a group life insurance premium paid by the Company.
(3) Consists of $11,616 for an auto lease paid by the Company, $4,740 for country club membership dues paid by the Company, and $1,728 for a group life insurance premium paid by the Company.
(4) Consists of $11,616 for an auto lease paid by the Company, $4,740 for country club membership dues paid by the Company, and $1,064 for a group life insurance premium paid by the Company.
(5) Consists of $5,400 for a car allowance paid by the Company and $1,099 for a group life insurance premium paid by the Company.
(6) Consists of $4,955 for a car allowance paid by the Company and $1,440 for a group life insurance premium paid by the Company.
(7) Consists of $3,600 for a car allowance paid by the Company and $979 for a group life insurance premium paid buy the Company.
(8)  Resigned as of November 11, 1999.
(9)  Consists of group life insurance premiums paid by the Company.
(10) Severance payment.
(11) Joined the Company June 1, 1998.

OPTION GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options made during the fiscal year ended December 31, 1999 to any of the Named Executive Officers.

OPTION EXERCISES AND STOCK OPTIONS HELD AT FISCAL YEAR END

     The following table sets forth, for those Named Executive Officers who held stock options at fiscal year end, certain information regarding options exercised in fiscal year 1999 and the number of shares of common stock underlying stock options held and the value of options held at fiscal year end based upon the last reported sales price of the common stock on the Nasdaq market on December 31, 1999 ($7.9375 per share).

                           AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES
                               SHARES                   UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                              ACQUIRED     VALUE              OPTIONS AT                 IN-THE-MONEY OPTIONS AT
NAME                         ON EXERCISE  REALIZED         DECEMBER 31, 1999              DECEMBER 31, 1999 (1)
----                         -----------  --------         -----------------              ---------------------
                                 (#)        ($)         EXERCISABLE  UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
                                 ---        ---         -----------  -------------      -----------    -------------
James H. Chamberlain........       -          -           434,633      2,867            $ 2,102,451      $ 7,705
Gus E. Davis................       -          -            90,000          -                547,658            -
Larry A. May................  74,166   $ 84,999                 -          -                      -            -
Richard O. Buford...........       -          -            52,375      1,125                293,682        3,726

COMPENSATION OF DIRECTORS

     Our non-employee directors currently are paid $2,000 for each board meeting attended, and $1,000 per year for serving on a board committee. We pay all out-of-pocket fees of attendance. In addition, non-employee directors have received an annual grant of 4,000 non-statutory stock options under our 1993 Stock Incentive Plan, exercisable at the fair market value of our common stock on the date of grant, and which fully vest on the date of grant.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     Effective as of January 2, 1998, and amended as of December 17, 1999, James Chamberlain entered into an employment agreement with us which superseded Mr. Chamberlain's existing employment agreement dated January 2, 1996. The term of the employment agreement is three years. Pursuant to the terms of the employment agreement, Mr. Chamberlain is to be paid an annual salary of $250,000 for each year of the agreement, an annual bonus determined on the basis of our existing management incentive plan which is limited to $100,000 for each year of the agreement and is to receive certain additional benefits.

     In the event there is a "change of control" of the Company, Mr. Chamberlain may terminate his employment agreement, in which case, we are obligated to continue to pay Mr. Chamberlain his then-current base salary for a period of 24 months following the effective date of such termination. A "change of control" includes (i) the acquisition by any person or entity of shares of our capital stock entitled to exercise 35% or more of the total voting power of the Company,
(ii) the execution by us of an agreement to sell or otherwise transfer all or substantially all of our assets or the execution by us of an agreement to merge, consolidate or reorganize with any other corporation or entity, which results in less than 75% of the total voting power represented by the capital stock or other equity interests of the corporation or entity to which our assets are sold or transferred or surviving such merger, consolidation or reorganization being held by the persons and entities who were holders of our common stock immediately prior to such agreement, (iii) the issuance by us, otherwise than on a pro rata basis, of additional shares of capital stock representing (after giving effect to such issuance) more than 35% of the total voting power of the Company, or (iv) if the persons who were our directors as of the date of the agreement cease to comprise a majority of our Board of Directors.

     Effective as of December 17, 1999, Gus E. Davis, Charles C. Best and Richard O. Buford each entered into a separation agreement with us. In the event we experience a "change of control," and the employment of any one of these three executives with us is terminated within one year of the "change of control," we are obligated to continue to pay the terminated executive his then-current base salary for a period of 12 months following the effective date of such termination. A "change of control" includes (i) the acquisition by any person or entity of shares of our capital stock entitled to exercise 35% or more of the total voting power of the Company, (ii) the execution by us of an agreement to sell or otherwise transfer all or substantially all of our assets or the execution by us of an agreement to merge, consolidate or reorganize with any other corporation or entity, which results in less than 75% of the total voting power represented by the capital stock or other equity interests of the corporation or entity to which our assets are sold or transferred or surviving such merger, consolidation or reorganization being held by the persons and entities who were holders of our common stock immediately prior to such agreement, (iii) the issuance by us, otherwise than on a pro rata basis, of additional shares of capital stock representing (after giving effect to such issuance) more than 35% of the total voting power of the Company, or (iv) if the persons who were our directors as of the date of each agreement cease to comprise a majority of our Board of Directors.

STOCK OPTION PLANS

     We adopted a Stock Option Plan (the "1993 Plan") in 1993. The purpose of the 1993 Plan is to attract, retain and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the Common Stock of the Company. Each officer, director and employee and under certain circumstances, consultants of the Company is eligible to be considered for the grant of awards under the 1993 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1993 Plan is 2,000,000, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1993 Plan.

     The 1993 Plan authorizes the Compensation Committee to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of (1) shares of Common Stock, (2) an option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to the Common Stock, or (3) any other security or benefit with a value derived from the value of the Common Stock. Any stock option granted may be an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or a nonqualified stock option. The 1993 Plan currently is administered by the Compensation Committee of the Board of Directors of the Company. Subject to the provisions of the 1993 Plan, the Compensation Committee will have full and final authority to select the executives and other employees to whom awards will be granted thereunder, to grant the awards and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto.

     As of April 26, 2000, the Board had granted options covering an aggregate of 2,000,000 shares of Common Stock to certain of our directors, officers and employees, of which options to purchase 1,272,956 shares were outstanding.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee currently consists of Messrs. Hendrickson and Moffa. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans. None of the members of the Compensation Committee is a current or former officer or employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth as of May 1, 2000 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each person listed is in care of BioSource International, Inc., 820 Flynn Road, Camarillo, California 93012, and the address of Messrs. Conte, Weltman and Genstar Capitall LLC is 555 California Street, Suite 4850, San Francisco, California 94104.



                                                             Number of Shares of
                   NAME AND ADDRESS                              Common Stock           PERCENT (2)
                   ----------------                         BENEFICIALLY OWNED (1)      -----------
                                                           -----------------------


Genstar Capital LLC (3).................................          2,719,518                       24.9%
Jean-Pierre L. Conte (3)................................          2,772,200                       25.2
Dimensional Fund Advisors, Inc. (4).....................            571,200                        7.0
James H. Chamberlain (5)................................            824,156                        9.6
Leonard M. Hendrickson (6)..............................             79,400                        *
David J. Moffa, Ph.D. (7)...............................             66,900                        *
John R. Overturf, Jr. (8)...............................             67,000                        *
Robert D. Weist (9).....................................             57,000                        *
Robert J. Weltman (10)..................................                 --                        -
Charles C. Best (11)....................................              5,000                        *
Gus E. Davis (12).......................................             90,000                        1.1
Richard O. Buford (13)..................................             60,460                        *
All of the directors and executive officers as a group
     (ten persons) (14).................................          4,022,116                       34.0%
----------
* Less than one percent.

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at May 1, 2000.
(2) Percentage ownership is based on 8,210,453 shares of common stock outstanding as of May 1, 2000.
(3) Genstar Capital Partners II, L.P. holds 1,456,976 shares of common stock issuable upon conversion of Series B Preferred Stock and 1,262,542 shares of common stock issuable upon exercise of warrants and Stargen II LLC holds 28,224 shares of common stock issuable upon conversion of Series B Preferred Stock and 24,458 shares of common stock issuable upon exercise of warrants, all of which are currently convertible or exercisable. Genstar Capital LLC is the general partner of Genstar Capital Partners II, L.P. Mr. Conte, Richard F. Hoskins and Richard D. Paterson are the managers and managing directors of Genstar Capital LLC and are members of Stargen, and Mr. Paterson is the Administrative Member of Stargen. In such capacities Messrs. Conte, Hoskins and Paterson may be deemed to beneficially own shares of common stock beneficially held by Genstar Capital Partners and Stargen, but disclaim such beneficial ownership, except to the extent of their economic interest in these shares. Messrs. Conte, Hoskins, Paterson, Genstar Capital LLC, Genstar Capital Partners II, L.P. and Stargen II LLC may be




     deemed to be acting as a group in relation to their respective holdings in BioSource but do not affirm the existence of any such group.
(4) As disclosed in the Schedule 13G filed by Dimensional Fund Advisors Inc. with the Securities Exchange Commission on February 3, 2000.
(5) Includes (i) 437,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of May 1, 2000; (ii) 383,156 shares of common stock held in the Chamberlain Family Trust for which Mr. Chamberlain serves as trustee;
     (iii) 3,400 shares of common stock held in Mr. Chamberlain's IRA Account; and (iv) 100 shares of common stock held as custodian for Mr. Chamberlain's granddaughter.
(6) Includes (i) 67,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of May 1, 2000; (ii) 800 shares of common stock owned; (iii) 4,000 shares of common stock held of record by two of Mr. Hendrickson's minor children; and (iii) 7,600 shares of common stock held in the Microchemics Simplified Employee Pension Plan.
(7) Includes (i) 59,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of May 1, 2000; (ii) 550 shares of common stock held solely by Dr. Moffa's spouse; (iii) 4,000 shares of common stock held jointly with Dr. Moffa's spouse; and (iv) 2,850 shares of common stock held directly.
(8) Includes (i) 65,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of May 1, 2000; and (ii) 2,000 shares of common stock owned.
(9) Includes 57,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of May 1, 2000.
(10) Mr. Weltman is a Vice President and a member, but not a managing member, of Genstar Capital LLC and a member, but not a managing member, of Stargen II LLC. Mr. Weltman does not have power to vote or dispose of, or to direct the voting or disposition of, any securities beneficially owned by Genstar Capital LLC or Stargen II LLC. Mr. Weltman disclaims that he beneficially owns any shares of common stock beneficially owned by Genstar Capital LLC or Stargen II LLC, except to the extent of his economic interest in shares owned by Genstar Capital LLC or Stargen II LLC.
(11) Includes 5,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of May 1, 2000.
(12) Includes 90,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of May 1, 2000.
(13) Includes (i) 53,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of May 1, 2000; and (ii) 6,960 shares of common stock owned.
(14) Includes (i) 834,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of May 1, 2000; (ii) 1,485,200 shares of common stock reserved for issuance upon the conversion of Series B Preferred Stock; and
     (iii) 1,287,000 shares of common stock reserved for issuance upon exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Our Chief Executive Officer and President, James H. Chamberlain, is indebted to us in the aggregate principal amount of $350,000 as of March 1, 2000. The loan is represented by a promissory note in the principal amount of $350,000, bearing interest at 5.9% per year. The loan provides for interest only payments, payable quarterly, with all principal due upon demand.

     On January 10, 2000, we entered into a securities purchase agreement with Genstar Capital Partners II, L.P. and Stargen II LLC. Pursuant to this agreement, we sold Genstar and Stargen a total of 371,300 shares, including 364,244 to Genstar and 7,056 to Stargen, of our Series B Preferred Stock for $9,000,312 in the aggregate. These shares are convertible into 1,485,200 shares, including 1,456,976 for Genstar and 28,224 for Stargen, of our common stock. In addition, we issued to Genstar and Stargen warrants to purchase a total of 1,287,000 shares of our common stock, including 1,262,542 to Genstar and 24,458 to Stargen, exercisable at $7.77 per share. Under the investor rights agreement among Genstar, Stargen and us, executed in connection with the securities purchase agreement, Genstar and Stargen also have the right to appoint two out of our seven directors to our Board of Directors as long as they beneficially own, in the aggregate, at least 750,000 shares of common stock, or one director if they beneficially own at least 495,000 shares. Pursuant to the investor rights agreement, we appointed Jean-Pierre L. Conte, a Managing Director of Genstar Capital LLC, and Robert J. Weltman, a Vice President of Genstar Capital LLC, to our Board of Directors. Genstar and Stargen also have the right of first refusal to purchase additional shares and the right to require us to register their shares of our common stock underlying the preferred stock and the warrants. The consummation of the securities purchase agreement, including the issuance of the shares of Series B Preferred Stock and the warrants, occurred on February 15, 2000. Pursuant to the securities purchase agreement, we paid a $270,009 transaction fee to Genstar Capital LLC and reimbursed all of the fees and expenses of approximately $195,426, incurred by Genstar Capital Partners and its affiliates in connection with the securities purchase agreement.

     We purchased our principal executive offices located in Camarillo, California, on March 28, 1996, and own it subject to a first trust deed mortgage that was made by the lender pursuant to the Small Business Administration's Loan Guarantee Program. The property is subject to a second trust deed loan with the California Statewide Development Corp. Our payments under these mortgages are unconditionally guaranteed by James H. Chamberlain, our Chief Executive Officer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIOSOURCE INTERNATIONAL, INC.


     Date:  May 1, 2000                 By:    /S/ JAMES H. CHAMBERLAIN
                                           -----------------------------
                                            James H. Chamberlain
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER


     Date:  May 1, 2000                 By:    /S/ CHARLES C. BEST
                                           -----------------------------
                                            Charles C. Best
                                            CHIEF FINANCIAL OFFICER

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

                   SIGNATURE                      TITLE                         DATE
                   ---------                      -----                         ----

   /S/ JAMES H. CHAMBERLAIN          Chairman, Chief Executive Officer, and   May 1, 2000
---------------------------------    Director
        James H. Chamberlain

   /S/ CHARLES C. BEST               Chief Financial Officer, Principal       May 1, 2000
---------------------------------    Accounting Officer
           Charles C. Best

  /S/  JEAN-PIERRE L. CONTE          Director                                 May 1, 2000
---------------------------------
        Jean-Pierre L. Conte

   /S/ LEONARD M. HENDRICKSON        Director                                 May 1, 2000
---------------------------------
       Leonard M. Hendrickson

   /S/ DAVID J. MOFFA, PH.D.         Director                                 May 1, 2000
---------------------------------
        David J. Moffa, Ph.D.

   /S/  JOHN R. OVERTURF, JR.        Director                                 May 1, 2000
---------------------------------
        John R. Overturf, Jr.

   /S/ ROBERT D. WEIST               Director                                 May 1, 2000
---------------------------------
           Robert D. Weist

   /S/ ROBERT J. WELTMAN             Director                                 May 1, 2000
---------------------------------
          Robert J. Weltman