Form 10-Q
period 2000-03-31
BIOSOURCE INTERNATIONAL INC
filed 2000-05-15
CIK 860451

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

                 For the Quarterly Period Ended March 31, 2000

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


                     YES [X]            NO [_]


   The number of shares of the Registrant's common stock, $.001 par value, outstanding as of May 9, was 7,923,953.

================================================================================

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                March 31, 2000


                                     INDEX



                                                                                                   Page No.
                                                                                                   --------
                                 Part I.  Financial Information

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of  March 31, 2000
              (unaudited) and December 31, 1999                                                        3

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2000 and 1999 (unaudited)                                                      4

              Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 2000 and 1999 (unaudited)                                         5

              Notes to Condensed Consolidated Unaudited Financial Statements                           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures of Market Risk                                      13

Item 4.  Submission of matters to a vote of security holders                                          13


                                  Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                             14

Signatures                                                                                            15

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
        (Amounts in thousands, except for share and per share amounts)

                                                                                    March 31,          December 31,
                                                                                       2000                1999
                                                                                  -------------       -------------
                                                                                   (unaudited)

                                    Assets
Current assets:
         Cash and cash equivalents                                                $     1,626.2             4,644.5
         Accounts receivable, less allowance for doubtful
           accounts of $292.5 at March 31, 2000 and $328.1
           at December 31, 1999                                                         5,928.5             5,088.9
         Inventories, net (note 4)                                                      6,232.6             6,015.3
         Prepaid expenses and other current assets                                        746.9               578.7
         Deferred income taxes                                                          1,994.8             1,997.8
                                                                                  -------------       -------------
                        Total current assets                                           16,529.0            18,325.2

Property and equipment, net (note 5)                                                    5,292.4             5,392.6
Intangible assets net of accumulated amortization of $1,455.7                          13,546.9            13,816.3
         at March 31, 2000 and $1,186.4 at December 31, 1999
Other assets                                                                              833.0               819.3
Deferred tax assets                                                                     1,868.4             1,868.4
                                                                                  -------------       -------------
                                                                                  $    38,069.7            40,221.8
                                                                                  =============       =============

                       Liabilities and Stockholders' Equity
Current liabilities:
         Notes payable to banks, current portion (note 6)                         $       236.6             2,754.4
         Accounts payable                                                               1,642.7             2,067.6
         Accrued expenses                                                               1,652.3             1,923.8
         Deferred income                                                                  332.9               369.0
         Income tax payable                                                               477.9               225.5
                                                                                  -------------       -------------
                        Total current liabilities                                       4,342.4             7,340.3

Notes payable to banks, less current portion (note 6)                                   1,204.0            11,459.3
                                                                                  -------------       -------------
                        Total liabilities                                               5,546.4            18,799.6

Stockholders' equity: (note 8)
Preferred stock, $.001 par value. Authorized 1,000,000 shares;
         371,300 shares issued and outstanding as of March 31, 2000 and
         no shares issued or outstanding at December 31, 1999                          6,018.6                   -
Common stock, $.001 par value. Authorized 20,000,000 shares:
         issued 8,180,852 shares and outstanding 7,894,852
         shares at March 31, 2000; issued 7,711,716 shares and
         outstanding 7,425,716 shares at December 31, 1999                                  7.9                 7.4
Additional paid-in capital                                                             27,645.7            22,025.9
Retained earnings                                                                         669.0               948.1
Accumulated other comprehensive loss                                                   (1,817.9)           (1,559.2)
                                                                                  -------------       -------------
                        Net stockholders' equity                                       32,523.3            21,422.2
                                                                                  -------------       -------------
                                                                                  $    38,069.7            40,221.8
                                                                                  =============       =============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 2000 and 1999
                 (Amounts in thousands, except per share data)
                                  (unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                    ------------------------------------
                                                                             2000                 1999
                                                                    ---------------       --------------
Net sales                                                           $       7,891.4              7,318.5
Cost of sales                                                               3,058.3              2,849.1
                                                                    ---------------       --------------
    Gross profit                                                            4,833.1              4,469.4
                                                                    ---------------       --------------
Operating expenses:
    Research and development                                                  822.4                794.4
    Sales and marketing                                                     1,346.4              1,071.3
    General and administrative                                              1,092.2              1,035.6
    Amortization of intangibles                                               269.4                248.9
                                                                    ---------------       --------------
         Total operating expenses                                           3,530.4              3,150.2
                                                                    ---------------       --------------
Operating income                                                            1,302.7              1,319.2

Interest expense, net                                                        (182.4)              (239.2)
Other income (expense), net                                                    15.9                (14.2)
                                                                    ---------------       --------------
Income before income taxes                                                  1,136.2              1,065.8
Provision for income taxes                                                    352.2                246.0
                                                                    ---------------       --------------
         Net income                                                           784.0                819.8
         Non-cash preferred stock dividend
          and effect of beneficial conversion                              (1,146.8)                   -
                                                                    ---------------       --------------
         Net income (loss) available to common
          stockholders                                              $        (362.8)               819.8
                                                                    ===============       ==============
Net income (loss) per share:
    Basic                                                           $         (0.05)                0.11
                                                                    ===============       ==============
    Diluted                                                         $         (0.05)                0.11
                                                                    ===============       ==============
Shares used to compute net income (loss) per share:
    Basic                                                                   7,717.3              7,179.1
                                                                    ===============       ==============
    Diluted                                                                 7,717.3              7,551.3
                                                                    ===============       ==============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2000 and 1999
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                                 2000                 1999
                                                                                             --------------------------------
Cash flows from operating activities:
      Net income                                                                              $    784.0                819.8
      Adjustments to reconcile net income to net
         cash used in operating activities:
         Depreciation and amortization                                                             510.4                489.1
      Changes in assets and liabilities:
         Accounts receivable                                                                      (839.6)            (1,161.3)
         Inventories                                                                              (319.3)               (66.8)
         Prepaid expenses and other current assets                                                (168.2)              (266.1)
         Other assets                                                                              (10.8)               (36.5)
         Accounts payable                                                                         (420.9)               348.0
         Accrued expenses                                                                         (262.3)            (1,692.5)
         Deferred income                                                                           (61.4)              (112.8)
         Income tax payable                                                                        277.7                244.6
                                                                                             --------------------------------
                    Net cash used in operating activities                                         (510.4)            (1,434.5)
                                                                                             --------------------------------

Cash flows from investing activities
      Purchase of property and equipment                                                          (202.4)              (129.5)
                                                                                             --------------------------------

Cash flows from financing activities:
      Proceeds from the exercise of options                                                      1,362.1                    -
      Proceeds from the exercise of warrants                                                       750.0                    -
      Proceeds from the issuance of preferred stock                                              8,461.5                    -
      Repayments of notes payable to bank                                                      (12,773.1)              (587.8)
      Payments on capital lease obligations                                                        (13.3)                13.5
                                                                                             --------------------------------
         Net cash used in financing activities                                                  (2,212.8)              (574.3)
                                                                                             --------------------------------
Effect of exchange rates on cash and cash equivalents                                              (92.7)               (61.5)
                                                                                             --------------------------------
         Net decrease in cash and cash equivalents                                              (3,018.3)            (2,199.8)


Cash and cash equivalents at beginning of period                                                 4,644.5              7,076.9
                                                                                             --------------------------------
Cash and cash equivalents at end of period                                                    $  1,626.2              4,877.1
                                                                                             ================================
Supplemental disclosure of cash flow information:
      Cash paid during the period for:
         Interest                                                                             $    264.0                289.8
                                                                                             ================================
         Income taxes                                                                         $     22.0                    -
                                                                                             ================================

      The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Unaudited Financial Statements

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by our company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 1999. In the opinion of management, the accompanying condensed consolidated unaudited financial statements include all adjustments, consisting only of normal accruals, which are necessary for a fair presentation. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year.

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

Financial Instruments
     The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, payables and short-term debt approximates their fair value at March 31, 2000 and December 31, 1999 due to the short-term nature of these instruments.

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

Sale Recognition
     Sales and related cost of goods sold are recognized upon the shipment of product. Customer prepayments for sera, media and buffer, custom antibody or custom peptide products are recorded as deferred revenue until the product is shipped. Upon shipment, the sale and related cost of goods sold is recognized. In 1999 we earned royalties on certain products licensed to others and classify those royalties in net sales.

Research and Development Costs
     Research and development costs are expensed as incurred.

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

4.   Inventories (amounts in thousands)

                                                  Mar. 31, 2000           Dec. 31, 1999
                                                  -------------           -------------
Raw materials..................................      $3,161.4                $4,060.0
Work in process................................         752.4                   598.6
Finished goods.................................       5,861.7                 5,040.7
                                                     --------                --------
                                                      9,775.5                 9,699.3
Less inventory reserve.........................       3,542.9                 3,684.0
                                                     --------                --------
                                                     $6,232.6                $6,015.3
                                                     ========                ========

5.   Property and Equipment (amounts in thousands)

                                                  Mar. 31, 2000           Dec. 31, 1999
                                                  -------------           -------------
Land.............................................    $  360.0                $  360.0
Building and improvements........................     2,246.5                 2,255.0
Machinery and equipment..........................     4,214.6                 4,157.4
Office furniture and equipment...................     1,902.4                 1,883.1
Leasehold improvements...........................       107.9                   107.9
                                                     --------                --------
                                                      8,831.4                 8,763.4
Less accumulated depreciation and amortization...     3,539.0                 3,370.8
                                                     --------                --------
                                                     $5,292.4                $5,392.6
                                                     ========                ========

6.   Notes Payable to Banks

     During the first quarter of 2000, the company repaid substantially all of its remaining notes payable borrowed in December 1998 to finance the acquisitions of Quality Controlled Biochemicals and Biofluids and converted its remaining borrowings into a line of credit with the bank. We established a revolving line of credit that provides for borrowings up to $3,400,000 and bears interest at a rate of 2% per annum in excess of either the bank's adjusted treasury rate, for a term that we may select, or the bank's LIBOR rate, also for a term we may select. The line of credit expires on February 26, 2001. The actual interest rate at March 31, 2000 was 9.0%. Additionally, we must maintain specified ratios of annualized earnings before interest, taxes, depreciation and amortization (EBITDA) to debt service, term debt to EBITDA, and maintain capital expenditures within specified levels. We are also required to comply with certain non-financial covenants. At March 31, 2000 we were in compliance with regard to these covenants. At March 31, 2000, the balance on the revolving line of credit was $200,000.

     In June, 1996, we secured financing from Heller Financial Corp. in order to partially finance the purchase of our corporate headquarters. The original loan principal was $745,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 9.4% and has a 20 year term. The principal balance outstanding at March 31, 2000 was $683,524. In addition, in June, 1996, we obtained a loan from the Small Business Administration in order to partially finance the purchase of the corporate headquarters building. The original loan principal was $616,000 and is secured by a second trust deed on the property. The loan bears interest at a rate of 7.6% and has a 20 year term. The outstanding principal balance at March 31, 2000 was $557,126.

     Payments to both Heller Financial Corp. and the Small Business Administration are guaranteed by the chairman of the board of our company.

7.   Earnings (loss) per Share

     The Company accounts for earnings (loss) per share under the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings (loss) per share (EPS).

     The reconciliation of basic to diluted weighted average shares is as follows:

                                               Three months ended
                                                    March 31,
                                           --------------------------
                                             2000              1999
                                           --------          --------
Net income (loss) available to
  common stockholders                      $ (362.8)         $  819.8
                                           ========          ========
Weighted average shares used in basic
  computation                               7,717.3           7,179.1
Dilutive stock options and warrants               -             372.2
                                           --------          --------
Weighted average shares used for
  diluted computation                       7,717.3           7,551.3
                                           ========          ========

     Options to purchase 1,656,039 shares at a weighted average exercise price of $3.29 per share and 580,690 shares at a weighted average exercise price of $5.08 per share were outstanding as of March 31, 2000 and 1999, respectively, but were not included in the computation of diluted net income per share for either period because the effect would be anti-dilutive.

     Preferred Stock convertible to 1,485,200 shares of common stock at a weighted average exercise price of $6.06 per share were outstanding as of March 31, 2000 but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

     Warrants to purchase 59,050 shares at a weighted average exercise price of $11.10 per share were outstanding as of March 31, 2000, and 118,800 shares at a weighted average exercise price of $11.10 per share were outstanding as of March 31, 1999, but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

     Warrants to purchase 1,287,700 shares at a weighted average exercise price of $7.77 per share were outstanding as of March 31, 2000 but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.

     Warrants to purchase 100,000 shares at a weighted average exercise price of $7.50 per share were outstanding as of March 31, 1999 but were not included in the computation of diluted net income per share because the effect would be anti-dilutive.


8.   Stockholders Equity

     Comprehensive Income is determined as follows:

                                          Three months ended
                                               March 31,
                                          ------------------
                                            2000       1999
                                          -------    -------
Net income                                $ 784.0    $ 819.8
Foreign currency translation
adjustments                                (258.7)    (397.6)
                                          -------    -------
Total comprehensive income                $ 525.3    $ 422.2
                                          =======    =======

     b) On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Preferred Stock with an initial aggregate liquidation value of $9,000,300. The Series B Preferred Stock is initially convertible into 1,485,200 shares of the Company's Common Stock at an effective price of $6.06 per share of Common Stock. The Series B Preferred Stock shares will be entitled to receive dividends at a rate of 8% of the original issue price. Unless all dividends on the outstanding Series B Preferred Stock shares have been paid, no dividends or other distributions shall be paid to Common Stock shareholders. The Series B Preferred Stock shareholders have liquidation preference to the Common Stock shareholders. This preferred stock also is automatically convertible upon any of the following events: (1) a public offering of common stock of not less than $15 per share, which results in proceeds to us of at least $40,000,000 before commissions or discounts (2) the date we specify to the holders, if the last reported sales price of our stock is above $20 per share for 20 consecutive trading days on the Nasdaq National Market, or (3) the holders of greater than 50% of the shares of the Series B inform us in writing of their desire to convert the shares. Holders of Series B Preferred Stock have the right to require the Company to redeem the Series B Preferred Stock at the original liquidation value plus accrued dividends after February 15, 2004, or as early as February 15, 2001, if various stock price thresholds, as defined, are not met.

     In connection with the issuance of Series B Preferred Stock the holders received detachable stock purchase warrants. The warrants are exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share. The Company allocated the net proceeds of $8,385,000 based on the relative fair value of the warrants and the Series B Preferred Stock. The initial book value of the Series B Preferred Stock of $5,581,600 accreted immediately by $995,100 related to the beneficial conversion feature and will continue to accrete to its liquidation value through February 2004 or earlier upon accelerated conversion, under the interest method. Such accretion does not have an effect on net income, but reduces the income available to common shareholders used to calculate basic and diluted earnings per share.

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



              Sales-from Segments:
                                                                              Three months ended
                                                                                   March 31,
                                                                            2000                 1999
                                                                          --------             --------
              Net sales to external customers from:
                   United States:
                     Domestic                                             $4,441.6             $3,842.6
                     Export                                                1,188.2              1,028.2
                                                                          --------             --------
                          Total United States                              5,629.8              4,870.8
                   Europe                                                  2,261.6              2,447.7
                                                                          --------             --------
                     Consolidated                                         $7,891.4             $7,318.5
                                                                          ========             ========
              Operating income:
                     United States                                        $1,116.8             $  840.7
                     Europe                                                  118.9                478.5
                                                                          --------             --------
                          Consolidated                                    $1,302.7             $1,319.2
                                                                          ========             ========
              Sales-to Segments:
              Net sales to external customers:
                     United States                                        $4,441.6             $3,843.5
                     Europe                                                2,189.6              2,456.8
                     Japan                                                   864.5                731.7
                     Other                                                   395.7                286.5
                                                                          --------             --------
                          Consolidated                                    $7,891.4             $7,318.5
                                                                          ========             ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in our 10-K for the fiscal year ended December 31, 1999, and all other recent filings we have made with the Securities and Exchange Commission.

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

Results of Operations

Revenues: Our sales for the three months ended March 31, 2000 and 1999 were $7,891,400 and $7,318,500, respectively, representing an increase of $572,900 or 7.8% in 2000 as compared to 1999. The increase for three month periods is due to increased sales of existing products such as ELISA assay test kits, Antibodies, and Proteins. Geographically, our sales for the three months ended March 31, 2000 to customers in the United States and Japan increased by 16%, and sales to customers in Europe decreased by 11% as compared to the three month period ended March 31, 1999.

Gross profit: Gross profit for the three months ended March 31, 2000 and 1999 was $4,833,100 and $4,469,400 representing a gross margin of 61.2% and 61.1%, respectively. Gross profit for the quarter ended March 31, 2000 increased 8.1% over the comparable prior year period due to increased sales volume.

Research and development: Research and development expense for the three months ended March 31, 2000 and 1999 amounted to $822,400 and $794,400, respectively. As a percentage of sales research and development expenditures were 10.4% of sales for the quarter ended March 31, 2000 and 10.9% of sales for the quarter ended March 31, 1999.

Sales and marketing: Sales and marketing expense for the three months ended March 31, 2000 and 1999 amounted to $1,346,400 and $ 1,071,300, respectively. The increased sales and marketing expense of $275,100 or 25.7% is attributable to increased advertising and promotional, new catalog and other brochure expenditures, increased trade show participation, and to the creation of a direct sales force in the United Kingdom.

General and administrative: General and administrative expense for the three months ended March 31, 2000 and 1999 amounted to $1,092,200 and $1,035,400, respectively. The increase of $56,800 or 5.5% is primarily due to an increase in general office and facilities expenses. As a percentage of sales, general and administrative expenses were 13.8% for the quarter ended March 31, 2000 compared to 14.1% for the three months ended March 31, 1999.

Amortization of intangible assets: Amortization of intangible assets for the three months ended March 31, 2000 and 1999 amounted to $269,400 and $249,100, respectively. The amortization of intangible assets relates to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

Interest income (expense), net: Net interest expense for the three months ended March 31, 2000 of $182,400 decreased by $56,800 from net interest expense of $239,200 for the three months ended March 31, 1999. The decrease resulted from the decrease in the notes payable related to the debt acquired in December 1998 to fund the acquisitions of QCB and Biofluids.

Provision for income taxes: The provision for income taxes for the three months ended March 31, 2000 and 1999 was $352,200 and $246,000, respectively. The 1999 effective income tax rate reflects a benefit that was obtained from the recognition of a portion of the prior years net operating losses generated by our European operations. All of the European net operating losses were recognized in 1999 and accordingly, the income tax rate for 2000 does not reflect the recognition of any net operating losses.


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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the first quarter of its year 2000. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have, however based on current guidance the Company believes adoption of the SAB will not have a material impact on the Company's financial position or results of operations.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have an affect on the Company's financial reporting.

Liquidity and Capital Resources:

  Cash and cash equivalents as of March 31, 2000 of $1,626,200 decreased by $3,018,300 or 65.0% from $4,644,500 at December 31, 1999. The reduction in cash was primarily due to interest and principal payments relating to the debt incurred to acquire QCB and Biofluids in December 1998, and the timing of collections of accounts receivable and payment of accounts payable. Working capital, which is the excess of current assets over current liabilities was $12,186,600 at March 31, 2000 as compared to $10,984,900 at December 31, 1999 representing an increase of $1,201,700 or 10.9%. Capital expenditures of $202,400 were primarily for the purchases of laboratory, manufacturing and computer equipment.

  We have never paid dividends to our common stock shareholders and have no plans to do so in fiscal 2000. Our earnings will be retained for reinvestment in the business.

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


Item 3. Quantitative and Qualitative Disclosures of Market Risk:

   We conduct business in various foreign currencies and are therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are initiated and the date that they are converted. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. There can be no assurance that actions taken to manage such exposures will continue to be successful or that future changes in currency exchange rates will not have a material impact on our future cash collections and operating results. We do not currently hedge either our translation risk or our economic risk. See Risk Factors - Risk related to our business - We rely on international sales, which are subject to additional risks.

Item 4. Submission of matters to a vote of security holders.

   None.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  4.1 Investor Rights Agreement dated February 15, 2000 by and among BioSource International, Inc., Genstar Capital Partners II, L.P. and Stargen II LLC

                  4.2 Warrant to Purchase Common Stock of the Company issued to Genstar Capital Partners II, L.P. on February 15, 2000

                  4.3 Warrant to Purchase Common Stock of the Company issued to Stargen II LLC on February 15, 2000

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



                                  BIOSOURCE INTERNATIONAL, INC.
                                                 (Registrant)



Date: May 15, 2000                    /s/  JAMES H. CHAMBERLAIN
                                           --------------------
                                           James H. Chamberlain
                                           President and Chief Executive Officer




Date: May 15, 2000                    /s/  CHARLES C. BEST
                                           ---------------
                                           Charles C. Best
                                           Executive Vice President and
                                           Chief Financial Officer