Form 10-K/A
period 1998-12-31
BIOSOURCE INTERNATIONAL INC
filed 2000-06-13
CIK 860451

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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
                                             ----    ----

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.
================================================================================

                                                                      EXHIBIT 21

                           SUBSIDIARIES OF THE COMPANY

  NAME                                            STATE/COUNTRY OF INCORPORATION

  Keystone Laboratories, Inc......................   California
  BioSource V.I. FSC., LTD........................   U.S. Virgin Islands
  BioSource Europe, S.A...........................   Belguim
      BioSource France sarl.......................   France
      BioSource B.V...............................   Holland
      BioSource Gmbh..............................   Germany
      Medgenix Diagnostici Italia, srl............   Italy
      BioSource U.K., Ltd.........................   U.K.
  Quality Controlled Biochemicals, Inc............   Massachusetts
      Javelle, Inc................................   Massachusetts

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIOSOURCE INTERNATIONAL, INC.


            Date:  June 13, 2000          By:    /S/ JAMES H. CHAMBERLAIN
                                              ------------------------------
                                                James H. Chamberlain
                                                CHAIRMAN AND
                                                CHIEF EXECUTIVE OFFICER


            Date:  June 13, 2000          By:   /S/ CHARLES C. BEST
                                              -----------------------------
                                                Charles C. Best
                                                CHIEF FINANCIAL OFFICER

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:



           SIGNATURE                          TITLE                  DATE

   /S/ JAMES H. CHAMBERLAIN      Chairman, Chief Executive       June 13, 2000
------------------------------   Officer, and Director
  James H. Chamberlain

   /S/ CHARLES C. BEST           Chief Financial Officer,        June 13, 2000
------------------------------   Principal Accounting Officer
     Charles C. Best

  /S/  JEAN-PIERRE L. CONTE      Director                        June 13, 2000
------------------------------
  Jean-Pierre L. Conte

                                 Director
------------------------------
 Leonard M. Hendrickson

                                 Director
------------------------------
  David J. Moffa, Ph.D.

   /S/  JOHN R. OVERTURF, JR.    Director                        June 13, 2000
------------------------------
  John R. Overturf, Jr.

                                 Director
------------------------------
     Robert D. Weist

   /S/ ROBERT J. WELTMAN         Director                        June 13, 2000
---------------------------------
    Robert J. Weltman