Form 10-Q
period 2000-06-30
BIOSOURCE INTERNATIONAL INC
filed 2000-08-04
CIK 860451

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

                 For the Quarterly Period Ended June 30, 2000

                       Commission File Number 000-21930

                         BIOSOURCE INTERNATIONAL, INC.

            (Exact name of Registrant as specified in its charter)

                      Delaware                  77-0340829
        (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)      Identification No.)

       542 Flynn Road, Camarillo, California       93012
     (Address of principal executive offices)    (Zip Code)

      Registrant's telephone number, including area code:  (805) 987-0086


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

     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of August 1, 2000 was 8,419,292.

================================================================================

                BIOSOURCE INTERNATIONAL, INC.  AND SUBSIDIARIES

FORM 10-Q
                                 June 30, 2000
                                     INDEX

                                                                                                     Page No.
                                                                                                     --------
                                 Part I.  Financial Information

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of  June 30, 2000
              (unaudited) and December 31, 1999                                                           3

              Condensed Consolidated Statements of Operations for the three and six months
              ended June 30, 2000 and 1999 (unaudited)                                                    4

              Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 2000 and 1999 (unaudited)                                             5

              Notes to Condensed Consolidated Unaudited Financial Statements                              6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                   12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      21


                                 Part II.  Other Information


Item 1.  Legal Proceedings                                                                               22

Item 2.  Changes in Securities and Use of Proceeds                                                       22

Item 3.  Defaults Upon Senior Securities                                                                 22

Item 4.  Submission of Matters to a Vote of Security Holders                                             22

Item 5.  Other Information                                                                               22

Item 6.  Exhibits and Reports on Form 8-K                                                                22

Signatures                                                                                               23

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (Amounts in thousands, except for share and per share amounts)

                                                                                        June 30,                    December 31,
                                                                                          2000                          1999
                                                                                     --------------                 ------------
                                                                                       (Unaudited)
                              Assets
Current assets:
        Cash and cash equivalents                                                       $ 2,502.7                      4,644.5
        Accounts receivable, less allowance for doubtful accounts
          of $238.8 at June 30, 2000 and $328.1 at December 31, 1999                      6,499.5                      5,088.9
        Inventories, net (note 4)                                                         6,618.6                      6,015.3
        Prepaid expenses and other current  assets                                          820.9                        578.7
        Deferred income taxes                                                             1,994.7                      1,997.8
                                                                                        ---------                     --------
              Total current assets                                                       18,436.4                     18,325.2

Property and equipment, net (note 5)                                                      5,457.3                      5,392.6
Intangible assets net of accumulated amortization of $1,729.8                            13,273.0                     13,816.3
        at June 30, 2000 and $1,186.4 at December 31, 1999
Other assets                                                                                782.0                        819.3
Deferred income taxes                                                                     2,262.8                      1,868.4
                                                                                        ---------                     --------
              Total assets                                                              $40,211.5                     40,221.8
                                                                                        =========                     ========

                 Liabilities and Stockholders' Equity
Current liabilities:
        Notes payable to banks, current portion (note 6)                                $    36.6                      2,754.4
        Accounts payable                                                                  2,461.4                      2,067.6
        Accrued expenses                                                                  2,004.0                      1,923.8
        Deferred income                                                                     354.1                        369.0
        Income taxes payable                                                                    -                        225.5
                                                                                        ---------                     --------
              Total current liabilities                                                   4,856.1                      7,340.3

Notes payable to banks, less current portion                                              1,194.9                     11,459.3
                                                                                        ---------                     --------
              Total liabilities                                                           6,051.0                     18,799.6

Commitments and Contingencies (note 11)

Series B redeemable preferred stock, $.001 par value. Authorized 1,000,000 shares; 371,300 shares issued and outstanding as of June 30, 2000 and
        no shares issued or outstanding at December 31, 1999 (note 8)                     6,404.8                            -

Stockholders' equity: (note 9)
Common stock, $.001 par value. Authorized 20,000,000 shares;
        issued 8,279,109 shares and outstanding 7,982,617
        shares at June 30, 2000; issued 7,711,716 shares and
        outstanding 7,425,716 shares at December 31, 1999                                     8.0                          7.4
Additional paid-in capital                                                               28,682.9                     22,025.9
Retained earnings                                                                           965.0                        948.1
Accumulated other comprehensive loss                                                     (1,900.2)                    (1,559.2)
                                                                                        ---------                     --------
        Net stockholders' equity                                                         27,755.7                     21,422.2
                                                                                        ---------                     --------
              Total liabilities and stockholders equity                                 $40,211.5                     40,221.8
                                                                                        =========                     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and Six Months Ended June 30, 2000 and 1999
                (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                                   Three Months Ended                      Six Months Ended
                                                                         June 30,                              June 30,
                                                                  -----------------------              -----------------------
                                                                    2000           1999                  2000           1999
                                                                  --------       --------              --------       --------
Net sales                                                         $8,448.5        7,587.7              16,339.9       14,906.2
Cost of sales                                                      3,257.2        2,928.4               6,315.5        5,777.5
                                                                  --------        -------              --------       --------
    Gross profit                                                   5,191.3        4,659.3              10,024.4        9,128.7
                                                                  --------        -------              --------       --------
Operating expenses:
    Research and development                                         899.2          764.5               1,721.6        1,558.9
    Sales and marketing                                            1,393.4        1,163.6               2,739.9        2,234.9
    General and administrative                                     1,670.5        1,132.6               2,762.7        2,168.2
    Amortization of intangibles                                      274.1          241.9                 543.4          490.8
                                                                  --------        -------              --------       --------
         Total operating expenses                                  4,237.2        3,302.6               7,767.6        6,452.8
                                                                  --------        -------              --------       --------
Operating income                                                     954.1        1,356.7               2,256.8        2,675.9

Interest expense, net                                                (10.7)        (247.4)               (193.2)        (486.6)
Other income, net                                                     78.3           79.5                  94.3           65.3
                                                                  --------        -------              --------       --------
Income before income taxes                                         1,021.7        1,188.8               2,157.9        2,254.6
Provision for income taxes                                           316.7          184.0                 668.9          430.0
                                                                  --------        -------              --------       --------
        Net income                                                   705.0        1,004.8               1,489.0        1,824.6
Non-cash preferred stock dividend and
   effects of beneficial conversion                                 (322.5)             -              (1,469.3)             -
                                                                  --------        -------              --------       --------
Net income available to common stockholders                       $  382.5        1,004.8                  19.7        1,824.6
                                                                  ========        =======              ========       ========
Net income per share:
    Basic                                                         $   0.05           0.14                  0.00           0.25
                                                                  ========        =======              ========       ========
    Diluted                                                       $   0.04           0.13                  0.00           0.23
                                                                  ========        =======              ========       ========
Shares used to compute net income per share:
    Basic                                                          7,930.0        7,189.5               7,825.2        7,184.3
                                                                  ========        =======              ========       ========
    Diluted                                                        9,293.0        7,815.1               9,627.1        7,777.7
                                                                  ========        =======              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 2000  and 1999
                                  (unaudited)


                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                        2000           1999
                                                                                                    -------------------------
Cash flows from operating activities:
       Net income                                                                                   $  1,489.0        1,824.6
       Adjustments to reconcile net income to net
            cash provided by operating activities:
            Depreciation and amortization                                                              1,037.8          977.5
       Changes in assets and liabilities, net of effects
            of acquisition:
            Accounts receivable                                                                       (1,410.5)      (1,350.4)
            Inventories                                                                                 (603.3)         (98.2)
            Prepaid expenses and other current assets                                                   (242.2)        (189.9)
            Deferred income taxes                                                                          1.1              -
            Other assets                                                                                  37.1          (75.1)
            Accounts payable                                                                             419.2          771.6
            Accrued expenses                                                                              89.4       (1,852.4)
            Deferred income                                                                              (40.1)        (202.7)
            Income taxes payable                                                                         254.8          248.6
                                                                                                    -------------------------
                 Net cash provided by operating activities                                             1,032.3           53.6
                                                                                                    -------------------------
                                                                                                    -------------------------
Cash flows used in investing activities: purchases of property and equipment                            (559.1)        (593.0)
                                                                                                    -------------------------
Cash flows used in financing activities:
       Proceeds from the exercise of options                                                           1,578.7           48.9
       Proceeds from the exercise of warrants                                                            750.0              -
       Proceeds from the issuance of preferred stock and warrants                                      8,414.2              -
       Repayments to bank                                                                            (12,982.2)      (1,346.3)
       Payments on capital lease obligations                                                             (13.3)             -
                                                                                                    -------------------------
                 Net cash used in financing activities                                                (2,252.6)      (1,297.4)
                                                                                                    -------------------------

Net decrease in cash and cash equivalents                                                             (1,779.4)      (1,836.8)
Effect of exchange rates on cash and cash equivalents                                                   (362.4)        (135.4)

Cash and cash equivalents at beginning of year                                                         4,644.5        7,076.9

                                                                                                    -------------------------
Cash and cash equivalents at end of period                                                          $  2,502.7        5,104.7
                                                                                                    =========================

Supplemental disclosure of cash flow information:
       Cash paid during the year for:
            Interest                                                                                $    296.0          588.2
                                                                                                    =========================
            Income taxes                                                                            $    460.5           24.5
                                                                                                    =========================

Supplemental disclosure of non-cash information:
       Preferred stock accretion                                                                    $  1,201.1            0.0
                                                                                                    =========================
       Income tax benefit from exercise of stock options                                            $    850.0            0.0
                                                                                                    =========================

The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Unaudited Financial Statements

1.  Basis of Presentation

    The accompanying condensed consolidated financial statements are unaudited and have been prepared by our company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 1999. In the opinion of management, the accompanying condensed consolidated unaudited financial statements include all adjustments, which are necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year.

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

    Our principal offices are located at 542 Flynn Road, Camarillo, California, 93012, and our telephone number is (805) 383-5200.

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

Financial Instruments
    The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, payables and short-term debt approximates their fair value at June 30, 2000 and December 31, 1999 due to the short-term nature of these instruments.

Inventories
    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value) for raw materials and work in process and the average-cost method for finished goods.

Depreciation and amortization
    Property and equipment are stated at cost. Depreciation and amortization of property and equipment and goodwill is provided using the straight-line method over the estimated useful lives of the related assets, which generally range from three to fifteen years. Real property is depreciated over thirty-nine years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the lease term, whichever is shorter.

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

4.  Inventories (amounts in thousands)

                                         June 30, 2000        Dec. 31, 1999
                                         -------------        -------------
        Raw materials...................    $ 3,407.4             4,060.0
        Work in process.................        768.4               598.6
        Finished goods..................      5,926.8             5,040.7
                                            ---------             -------
                                             10,102.6             9,699.3
        Less inventory reserve..........      3,484.0             3,684.0
                                            ---------             -------
                                            $ 6,618.6             6,015.3
                                            =========             =======


5.  Property and Equipment (amounts in thousands)

                                                          June 30, 2000   Dec. 31, 1999
                                                          -------------   -------------
        Land.............................................    $  360.0           360.0
        Building and improvements........................     2,274.6         2,255.0
        Machinery and equipment..........................     4,479.4         4,157.4
        Office furniture and equipment...................     2,023.2         1,883.1
        Leasehold improvements...........................       115.1           107.9
                                                             --------         -------
                                                              9,252.3         8,763.4
        Less accumulated depreciation and amortization...     3,795.0         3,370.8
                                                             --------         -------
                                                             $5,457.3         5,392.6
                                                             ========         =======

6.  Notes Payable to Banks

  During the six months ended June 30, 2000, the Company repaid all of its remaining notes payable borrowed in December 1998 to finance the acquisitions of Quality Controlled Biochemicals and Biofluids. In April 2000, the Company established a revolving line of credit that provides for borrowings up to $3,400,000 and bears interest at a rate of 2% per annum in excess of either the bank's adjusted treasury rate, for a variable term, or the bank's LIBOR rate, also for a variable term. The line of credit expires on February 26, 2001. The Company is required to comply with certain financial and non-financial covenants. At June 30, 2000 the Company was in compliance with these covenants and had no outstanding balance on the line of credit.

  In June 1996, the Company secured financing from Heller Financial Corp. in order to partially finance the purchase of its corporate headquarters. The original loan principal was $745,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 9.4% and has a 20-year term. The principal balance outstanding at June 30, 2000 was $678,863. In addition, in June 1996, we obtained a loan from the Small Business Administration in order to partially finance the purchase of the corporate headquarters building. The original loan principal was $616,000 and is secured by a second trust deed on the property. The loan bears interest at a rate of 7.6% and has a 20-year term. The outstanding principal balance at June 30, 2000 was $552,694. Payments to both Heller Financial Corp. and the Small Business Administration are guaranteed by the chairman of the board of our Company.

7.  Earnings per Share

     The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS).

     The reconciliation of basic to diluted weighted average shares is as follows:

                                                         Three months ended                   Six months ended
                                                               June 30,                            June 30,
                                                     --------------------------          --------------------------
                                                       2000              1999              2000              1999
                                                     --------          --------          --------          --------
Net income available to
     common stockholders                             $  382.5          $1,004.8          $   19.7          $1,824.6
                                                     ========          ========          ========          ========
Weighted average shares used in
     basic computation                                7,930.0           7,189.5           7,825.2           7,184.3

Dilutive stock options and warrants                   1,363.0             625.6           1,801.9             593.4

Weighted average shares used for                     --------          --------          --------          --------
     diluted computation                              9,293.0           7,815.1           9,627.1           7,777.7
                                                     ========          ========          ========          ========

   Options to purchase 1,638,863 shares at a weighted average exercise price of $3.66 per share and 2,132,578 shares at a weighted average exercise price of $3.26 per share were outstanding as of June 30, 2000 and 1999, respectively. 14,000 and 288,165 options were not included in the computation of diluted net income per share for the three month periods ended June 30, 2000 and 1999, respectively, because the effect would be anti-dilutive. 34,000 and 288,165 options were not included in the computation of diluted net income per share for the six month periods ended June 30, 2000 and 1999 respectively because the effect would be anti-dilutive.

   371,300 shares of the series B redeemable preferred stock convertible to 1,485,200 shares of common stock at a weighted average exercise price of $6.06 per share were outstanding as of June 30, 2000 but were not included in the computation of diluted net income per share for the three and six month periods ended June 30, 2000 because the effect would be anti-dilutive.

   Warrants to purchase 118,100 shares at a weighted average exercise price of $11.10 per share were outstanding as of June 30, 1999 but were not included in the computation of diluted net income per share for the three and six month periods ended June 30, 1999 because the effect would be anti-dilutive.

   Warrants to purchase 100,000 shares at a weighted average exercise price of $7.50 per share were outstanding as of June 30, 1999 but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.

8.  Redeemable Preferred Stock

   On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Redeemable Preferred Stock with an initial aggregate liquidation value of $9,000,300. The Series B Preferred Stock is initially convertible into 1,485,200 shares of the Company's Common Stock at an effective price of $6.06 per share of Common Stock. The Series B Preferred Stock shares will be entitled to receive dividends at an annual rate of 8% of the original issue price. Unless all dividends on the outstanding Series B Preferred Stock shares have been paid, no dividends or other distributions shall be paid to Common Stock shareholders. The Series B Preferred Stock shareholders have liquidation preference to the Common Stock shareholders. This preferred stock also is automatically convertible upon any of the following events: (1) a public offering of common stock of not less than $15 per share, which results in proceeds of at least $40,000,000 before commissions or discounts, (2) the date we specify to the holders, if the last reported sales price of our stock is above $20 per share for 20 consecutive trading days on the NASDAQ National Market, or (3) the holders of greater than 50% of the shares of the Series B inform us in writing of their desire to convert the shares. Holders of Series B Preferred Stock have the right to require the Company to redeem the Series B Preferred Stock at the original liquidation value plus accrued dividends after February 15, 2004, or as early as February 15, 2001, if various stock price thresholds, as defined, are not met.

     In connection with the issuance of Series B Preferred Stock the holders received detachable stock purchase warrants. The warrants are exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share. The Company allocated the net proceeds of $8,385,000 based on the relative fair value of the warrants and the Series B Preferred Stock. The book value of the Series B Preferred Stock of $5,581,600 will accrete to its liquidation value immediately by $995,100 related to the beneficial conversion feature then through February 2004 or earlier upon accelerated conversion, under the interest method. Such accretion will not have an effect on net income, but will reduce the income available to common shareholders used to calculate basic earnings per share.

9.   Stockholders Equity

  a)  Comprehensive income is determined as follows:


                                                   Three months ended                    Six months ended
                                                         June 30,                            June 30,
                                                  ------------------------           -------------------------
                                                    2000            1999               2000             1999
                                                  -------         --------           -------          --------
Net income                                        $705.0          $1,004.8           1,489.0          $1,824.6

Foreign currency translation
adjustments                                        (82.3)           (195.8)           (341.0)           (593.4)
                                                  ------          --------           -------          --------
Total comprehensive income                        $622.7          $  809.0           1,148.0          $1,231.2
                                                  ======          ========           =======          ========

10.  Business Segments

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

Sales-from Segments:
                                                                    Three months ended                   Six months ended
                                                                         June 30,                            June 30,
                                                                  2000              1999              2000              1999
                                                                --------           -------          --------          --------
Net sales to external customers from:
   United States:
       Domestic                                                 $4,925.3           3,859.7           9,367.0           7,690.0
       Export                                                    1,027.4           1,351.3           2,215.5           2,391.8
                                                                --------           -------          --------          --------
            Total United States                                  5,952.7           5,211.0          11,582.5          10,081.8
   Europe                                                        2,495.8           2,376.7           4,757.4           4,824.4
                                                                --------           -------          --------          --------
            Consolidated                                        $8,448.5           7,587.7          16,339.9          14,906.2
                                                                ========           =======          ========          ========

Operating income:
       United States                                            $  524.6             925.9           1,554.7           1,766.7
       Europe                                                      429.5             430.8             702.1             909.2
                                                                --------           -------          --------          --------
            Consolidated                                        $  954.1           1,356.7           2,256.8           2,675.9
                                                                ========           =======          ========          ========
Sales-to Segments:
Net sales to external customers:
       United States                                            $4,925.3           3,859.8           9,367.0           7,690.0
       Europe                                                    2,291.4           2,398.2           4,481.0           4,855.0
       Japan                                                       731.4             905.6           1,595.9           1,637.3
       Other                                                       500.4             424.1             896.0             723.9
                                                                --------           -------          --------          --------
            Consolidated                                        $8,448.5           7,587.7          16,339.9          14,906.2
                                                                ========           =======          ========          ========

11.   Commitments and Contingencies

On May 1, 2000, the Company began leasing a new facility located at 542 Flynn Road, Camarillo, CA 93021, approximately two blocks from its old facility. The new building occupies approximately 52,000 square feet of space and became the Company's primary operating facility in July 2000. The term of the lease is 5 years and 2 months, beginning May 1, 2000 and expiring on June 30, 2005, with an additional 5 year option to extend the term to June 30, 2010. Rents for the first year are $27,551 per month and are adjusted annually based on certain criteria, including normal cost of living and consumer price index activity.

On June 14, 2000, BioSource International, Inc. was sued by Jordan Fishman, Ph.D., a former employee of BioSource, in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by, among other things, failing to timely register the stock underlying his stock options on Form S-8 Registration Statement, taking other actions intended to prevent Mr. Fishman's sale of his stock and terminating Mr. Fishman's employment. No answer or response has been filed to date. The Company believes that it has substantial defenses to the allegations in the complaint and intends to vigorously defend itself.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in our 10-K/A for the fiscal year ended December 31, 1999, and all other recent filings we have made with the Securities and Exchange Commission.

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

Results of operations for the three months ended June 30, 2000

Revenues: Net sales for the three months ended June 30, 2000 and 1999 were $8,448,500 and $7,587,700, respectively, representing an increase of $860,800 or 11.3% in 2000 as compared to 1999. The increase is due to increased sales of existing products such as oligonucleotides, proteins, and products related to signal transduction. Geographically, our sales for the three months ended June 30, 2000 to customers in the United States increased by 27.6% while our sales to customers in Europe and Japan decreased by 4.5% and 19.2% respectively as compared to the three month period ended June 30, 1999. Decreases in Europe were primarily caused by foreign currency fluctuations. Japan sales decreased primarily as a result of a realignment of our Japanese distributor sales activity for the current year.

Gross profit: Gross profit for the three months ended June 30, 2000 and 1999 was $5,191,300 and $4,659,300, respectively, representing a gross margin of 61.4% for each period. Gross profit for the quarter ended June 30, 2000 increased 11.4% over the comparable prior year period due primarily to increased sales volume.

Research and development: Research and development expense for the three months ended June 30, 2000 and 1999 amounted to $899,200 and $764,500, respectively. As a percentage of net sales, research and development expenditures were 10.6% of net sales for the quarter ended June 30, 2000 and 10.1% of net sales for the quarter ended June 30, 1999.

Sales and marketing: Sales and marketing expense for the three months ended June 30, 2000 and 1999 amounted to $1,393,400 and $1,163,600, respectively. The increased sales and marketing expense of $229,800 or 19.7% is attributable to increased advertising and promotional expenses, and to the effects of a direct sales force in the United Kingdom which began operations in January 2000. As a percentage of net sales, sales and marketing expenditures were 16.5% of net sales for the quarter ended June 30, 2000 and 15.3% of net sales for the quarter ended June 30, 1999.

General and administrative: General and administrative expense for the three months ended June 30, 2000 and 1999 amounted to $1,670,500 and $1,132,600, respectively. $523,000 of the $537,900 increase is attributable to the one-time costs associated with the withdrawal of our follow-on common stock offering in May 2000. The Company incurred approximately $60,000 in additional rent expense in the quarter compared to the comparable prior year quarter due to the lease on our new facility beginning in May 2000. Excluding these two expenses, the Company reduced its expenses by $45,100 from the comparable prior year quarter.

Amortization of intangible assets: Amortization of intangible assets for the three months ended June 30, 2000 and 1999 amounted to $274,100 and $241,900, respectively and is related to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

Interest income (expense), net: Net interest expense for the three months ended June 30, 2000 of $10,700 decreased by $236,700 from net interest expense of $247,400 for the three months ended June 30, 1999. The decrease resulted from significantly lower interest expense due to the elimination of the notes payable related to the debt acquired in December 1998 to fund the acquisitions of QCB and Biofluids.

Provision for income taxes: The provision for income taxes for the three months ended June 30, 2000 and 1999 was $316,700 and $184,000, respectively. The 1999 effective income tax rate reflects a benefit that was obtained from the utilization of a portion of the prior years net operating losses generated by our European operations. All of the European net operating losses were recognized in 1999 and accordingly, the income tax rate for 2000 does not reflect the use of any net operating losses.


Results of operations for the six months ended June 30, 2000

Revenues: Net sales for the six months ended June 30, 2000 and 1999 were $16,339,900 and $14,906,200, respectively, representing an increase of $1,433,700 or 9.6% in 2000 as compared to 1999. The increase for the current six month period is due to increased sales of existing products such as ELISA assay test kits, oligonucleotides, proteins, and products related to signal transduction. Geographically, our sales for the six months ended June 30, 2000 to customers in the United States increased by 21.8%, while our sales to customers in Europe and Japan decreased by 7.7% and 2.5%, respectively as compared to the six month period ended June 30, 1999. Decreases in Europe were primarily caused by foreign currency fluctuations. Japan sales decreased primarily as a result of a realignment of our Japanese distributor sales activity for the current year.

Gross profit: Gross profit for the six months ended June 30, 2000 and 1999 was $10,024,400 and $9,128,700, respectively, representing a gross margin of 61.3% and 61.2%, respectively. Gross profit for the six months ended June 30, 2000 increased 9.8% over the comparable prior year period due primarily to increased sales volume.

Research and development: Research and development expense for the six months ended June 30, 2000 and 1999 amounted to $1,721,600 and $1,558,900, respectively. As a percentage of net sales, research and development expenditures were 10.5% of net sales for the six months ended June 30, 2000 and 1999.

Sales and marketing: Sales and marketing expense for the six months ended June 30, 2000 and 1999 amounted to $2,739,900 and $2,234,900, respectively. The increased sales and marketing expense of $505,000 or 22.6% is attributable to increased advertising and promotional expense, new catalog and other brochure expenditures, increased trade show participation, and to the creation of a direct sales force in the United Kingdom.

General and administrative: General and administrative expense for the six months ended June 30, 2000 and 1999 amounted to $2,762,700 and $2,168,200, respectively. $523,000 of the increase of $594,500 is due to the one time charge associated with the withdrawal of the Company's follow-on common stock offering in May 2000. The Company incurred approximately $60,000 in additional rent expense in the quarter compared to the comparable prior year quarter due to the lease on our new facility beginning in May 2000. The remaining $11,500 increase is due to normal ongoing administrative activities.

Amortization of intangible assets: Amortization of intangible assets for the six months ended June 30, 2000 and 1999 amounted to $543,400 and $490,800, respectively. The amortization of intangible assets relates to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

Interest income (expense), net: Net interest expense for the six months ended June 30, 2000 of $193,200 decreased by $293,400 from net interest expense of $486,600 for the six months ended June 30, 1999. The decrease resulted from lower interest expense due to the elimination of notes payable related to the debt acquired in December 1998 to fund the acquisitions of QCB and Biofluids.

Provision for income taxes: The provision for income taxes for the six months ended June 30, 2000 and 1999 was $668,900 and $430,000, respectively. The 1999 effective income tax rate reflects a benefit that was obtained from the utilization of a portion of the prior years net operating losses generated by our European operations. All of the European net operating losses were recognized in 1999 and accordingly, the income tax rate for 2000 does not reflect the use of any net operating losses.


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

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on recognition, presentation, and
disclosure of revenues in financial statements of all public registrants.   Any
change in the Company's revenue recognition policy resulting from implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999.

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

  While the Company has not fully assessed the impact of the adoption of these recently issued accounting pronouncements, the Company believes that adoption of these accounting pronouncements will not have a significant impact on the Company.

Liquidity and Capital Resources:

  Cash and cash equivalents as of June 30, 2000 of $2,502,700 decreased by $2,141,800 or 46.1% from $4,644,500 at December 31, 1999. The reduction in cash was primarily due to interest and principal payments relating to the debt incurred to acquire QCB and Biofluids in December 1998, and increased accounts receivable due to the increased sales volume in the current year. Working capital, which is the excess of current assets over current liabilities was $13,580,300 at June 30, 2000 as compared to $10,984,900 at December 31, 1999 representing an increase of $2,595,400 or 23.6%. Capital expenditures of $559,100 were primarily for the purchases of laboratory, manufacturing and computer equipment.

  On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Redeemable Preferred Stock and received net proceeds of $8,414,200 (see note 8). These funds were used to reduce the Company's notes payable related to the acquisitions of QCB and Biofluids in December 1998.

  In the six months ended June 30, 2000, the Company received $1,758,700 from the issuance of common stock related to the exercise of stock options and $750,000 from the exercise of warrants. The majority of these funds were used to reduce the Company's notes payable related to the acquisitions of QCB and Biofluids in December 1998.

  The Company has never paid dividends on common stock and have no plans to do so in fiscal 2000. Our earnings will be retained for reinvestment in the business.

  The Company expects to be able to meet our future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations, if any. However, we may raise additional capital or secure debt financing from time to time to take advantage of favorable conditions in the market or in connection with our corporate development activities.

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

  We historically have sought, and will continue to seek, to increase our sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses. Our historical revenue growth is primarily attributable to our acquisitions and new product development and, to a lesser extent, to increased revenues from our existing products. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months, any material contribution of an acquisition to our net income. Our ability to achieve our expansion objectives and to manage our growth effectively and profitably depends upon a variety of factors, including:

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

  We incur significant research and development expenses to develop new products and technologies. There can be no assurance that any of these products or technologies will be successfully developed or that if developed, will be commercially successful. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment; we could lose our entire investment in these new products and technologies.

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

  Our success also will continue to depend to a significant extent on the members of our management team. Except for an employment agreement with the Chief Executive Officer and President, James H. Chamberlain, which has a term expiring on December 31, 2000, the Company does not have employment agreements with any of the executive officers or key personnel or maintain any "key man" insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of any of our key management or employees could have a material adverse effect upon our business.

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

  International sales accounted for approximately 42.7% of our revenues in the first six months of 2000 and 48.4% of our revenues in the first six months of 1999. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

  In addition, approximately 20.4% of our sales for the six months ended June 30, 2000 are made in foreign currencies, primarily Belgian francs, British pounds, and German marks. Although a significant portion of the foreign currencies in which we conduct our business is currently, or is anticipated in the future to be, denominated in Euros as a result of the European Monetary Union, we are not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the conversion of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

  As of June 30, 2000, 56 of our 212 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we reduce the number of our employees working at this facility. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

  As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998 through June 30, 2000 and from $6.06 to $32.00 per share from January 1, 2000 through June 30, 2000.

  In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our common stock, as well as the stock prices of many biotechnology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk:

  We conduct business in various foreign currencies and are therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are initiated and the date that they are converted. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. There can be no assurance that actions taken to manage such exposures will continue to be successful or that future changes in currency exchange rates will not have a material impact on our future cash collections and operating results. We do not currently hedge either our transaction risk or our economic risk.

                                    Part II

                               Other Information

Item 1.  Legal Proceedings

         On June 14, 2000, BioSource International, Inc. was sued by Jordan Fishman, Ph.D., a former employee of BioSource, in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by, among other things, failing to timely register the stock underlying his stock options on Form S-8 Registration Statement, taking other actions intended to prevent Mr. Fishman's sale of his stock and terminating Mr. Fishman's employment. No answer or response has been filed to date. The Company believes that it has substantial defenses to the allegations in the complaint and intends to vigorously defend itself.

Item 2.  Change in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4. Submission of matters to a vote of security holders.

          On July 14, 2000, the Company held its Annual Meeting of Stockholders. The following sets forth the identity of directors elected for one year and until their respective successors have been elected. In addition, the results of the voting on the ratification of appointment of the company's auditors are included. The Company also proposed to its stockholders the approval of a new Stock Incentive Plan. At the meeting, the voting on the approval of the Stock Incentive Plan was adjourned until August 15, 2000.

                                                        For            Withheld
                                                     ---------         --------
           1.  Election of directors
                    James H. Chamberlain             5,647,621          549,877
                    Jean-Pierre L. Conte             5,647,621          549,877
                    Leonard M. Hendrickson           5,647,621          549,877
                    David J. Moffa                   5,647,621          549,877
                    John R. Overturf, Jr.            5,647,621          549,877
                    Robert D. Weist                  5,647,621          549,877
                    Robert J. Weltman                5,647,621          549,877
                                                   For        Against     Abstain
                                                ---------     -------     -------
           2.  Ratification of Auditors         6,146,863     38,426      12,209

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 27.1 Financial Data Schedule

         (b)  Reports on Form 8-K
                 Current Report on Form 8-K filed July 21, 2000; Item 5 reported.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BIOSOURCE INTERNATIONAL, INC.
                                                (Registrant)



Date: August 4, 2000                  /s/  JAMES H. CHAMBERLAIN
                                           --------------------
                                           James H. Chamberlain
                                           President and Chief Executive Officer




Date: August 4, 2000                  /s/  CHARLES C. BEST
                                           ---------------
                                           Charles C. Best
                                           Executive Vice President and
                                           Chief Financial Officer