Form 10-Q
period 2000-09-30
BIOSOURCE INTERNATIONAL INC
filed 2000-11-14
CIK 860451

--------------------------------------------------------------------------------

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

               For the Quarterly Period Ended September 30, 2000

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

     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of November 10, 2000 was 10,318,050.

--------------------------------------------------------------------------------

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q
                              September 30, 2000
                                     INDEX


                                                                                                       Page No.
                                                                                                       --------
                                 Part I.  Financial Information
Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 2000
             (unaudited) and December 31, 1999                                                             3

             Condensed Consolidated Statements of Operations for the three and nine months ended
             September 30, 2000 and 1999 (unaudited)                                                       4

             Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2000 and 1999 (unaudited)                                          5

             Notes to Condensed Consolidated Unaudited Financial Statements                                6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                    12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       22

                                   Part II.  Other Information

Item 1.  Legal Proceedings                                                                                23

Item 2.  Changes in Securities and Use of Proceeds                                                        23

Item 3.  Defaults Upon Senior Securities                                                                  23

Item 4.  Submission of Matters to a Vote of Security Holders                                              23

Item 5.  Other Information                                                                                23

Item 6.  Exhibits and Reports on Form 8-K                                                                 23

Signatures                                                                                                24

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
        (Amounts in thousands, except for share and per share amounts)


                                                                             September 30,       December 31,
                                                                                  2000                1999
                                                                             -------------       -------------
                                                                              (Unaudited)
                              Assets
Current assets:
    Cash and cash equivalents                                               $      9,226.7             4,644.5
    Accounts receivable, less allowance for doubtful accounts
     of $239.1 at September 30, 2000 and $328.1 at December 31, 1999               6,385.0             5,088.9
    Inventories, net (note 4)                                                      6,751.6             6,015.3
    Prepaid expenses and other current assets                                      1,340.2               578.7
    Deferred income taxes                                                          4,123.1             1,997.8
                                                                            --------------       -------------
      Total current assets                                                        27,826.6            18,325.2

Property and equipment, net (note 5)                                               5,706.4             5,392.6
Intangible assets net of accumulated amortization of $2,004.4
    at September 30, 2000 and $1,186.4 at December 31, 1999                       13,026.1            13,816.3
Other assets                                                                         353.4               819.3
Deferred income taxes                                                              1,868.4             1,868.4
                                                                            --------------       -------------
      Total assets                                                          $     48,780.9            40,221.8
                                                                            ==============       =============

         Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to banks, current portion (note 6)                        $      1,222.9             2,754.4
    Accounts payable                                                               2,694.3             2,067.6
    Accrued expenses                                                               2,648.0             1,923.8
    Deferred income                                                                  372.2               369.0
    Income taxes payable                                                                 -               225.5
                                                                            --------------       -------------
      Total current liabilities                                                    6,937.4             7,340.3

Notes payable to banks, less current portion                                             -            11,459.3
                                                                            --------------       -------------
      Total liabilities                                                            6,937.4            18,799.6

Commitments and Contingencies (note 11)

Stockholders' equity: (note 9)
Common stock, $.001 par value. Authorized 20,000,000 shares;
    issued 10,595,906 shares and outstanding 10,305,475
    shares at September 30, 2000; issued 7,711,716 shares and
    outstanding 7,425,716 shares at December 31, 1999                                 10.3                 7.4
Additional paid-in capital                                                        46,117.5            22,025.9
Retained earnings (accumulated deficit)                                           (1,977.7)              948.1
Accumulated other comprehensive loss                                              (2,306.6)           (1,559.2)
                                                                            --------------       -------------
    Net stockholders' equity                                                      41,843.5            21,422.2
                                                                            --------------       -------------
      Total liabilities and stockholders equity                             $     48,780.9            40,221.8
                                                                            ==============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2000 and 1999
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                        -----------------------------------------------------------------
                                                            2000              1999              2000            1999
                                                        --------------     ------------     --------------   ------------
Net sales                                               $     8,150.4          7,470.2           24,490.3       22,414.5
Cost of sales                                                 3,395.1          2,913.5            9,710.6        8,691.1
                                                        --------------     ------------     --------------   ------------
    Gross profit                                              4,755.3          4,556.7           14,779.7       13,723.4

Operating expenses:
    Research and development                                    871.8            802.4            2,593.3        2,361.2
    Sales and marketing                                       1,325.4          1,123.6            4,065.3        3,358.4
    General and administrative                                3,420.4          1,052.5            6,183.1        3,220.0
    Amortization of intangibles                                 274.6            267.0              818.0          757.9
                                                        --------------     ------------     --------------   ------------
         Total operating expenses                             5,892.2          3,245.5           13,659.7        9,697.5
                                                        --------------     ------------     --------------   ------------
Operating income (loss)                                      (1,136.9)         1,311.2            1,120.0        4,025.9

Interest income (expense), net                                   13.1           (253.3)            (180.1)        (739.9)
Other income (expense), net                                     (46.8)            67.1               47.5           94.4
                                                        --------------     ------------     --------------   ------------
Income (loss) before income taxes                            (1,170.6)         1,125.0              987.4        3,380.4
Income tax expense (benefit)                                   (609.0)           223.4               59.9          653.8
                                                        --------------     ------------     --------------   ------------
        Net income (loss)                                      (561.6)           901.6              927.5        2,726.6
Non-cash preferred stock dividend and
   effects of beneficial conversion                          (2,384.1)               -           (3,853.4)             -
                                                        --------------     ------------     --------------   ------------
Net income (loss) available to common stockholders      $    (2,945.7)            901.6           (2,925.9)      2,726.6
                                                        ==============     ============     ==============   ============

Net income (loss) per share:
    Basic                                               $       (0.35)            0.12              (0.37)          0.38
                                                        ==============     ============     ==============   ============
    Diluted                                             $       (0.35)            0.12              (0.37)          0.35
                                                        ==============     ============     ==============   ============
Shares used to compute net (loss) income per share:
    Basic                                                     8,362.0          7,248.3            7,997.3        7,205.9
                                                        ==============     ============     ==============   ============
    Diluted                                                   8,362.0          7,830.3            7,997.3        7,702.2
                                                        ==============     ============     ==============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Nne Months Ended September 30, 2000 and 1999
                                                  (unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                          2000             1999
                                                                                       -----------      ---------
Cash flows from operating activities:
       Net income                                                                       $    927.5       2,726.6
       Adjustments to reconcile net income (loss) to net
             cash provided by (used in) operating activities:
             Depreciation and amortization                                                 1,588.1       1,521.5
       Changes in assets and liabilities
             Accounts receivable                                                          (1,296.1)     (1,763.0)
             Inventories                                                                  (1,103.5)       (195.8)
             Prepaid expenses and other current assets                                      (761.5)        336.6
             Deferred income taxes                                                           346.6             -
             Other assets                                                                    465.7         (18.6)
             Accounts payable
                                                                                             652.2        (205.0)
             Accrued expenses                                                              1,051.8      (1,828.8)
             Deferred income                                                                 (22.0)       (225.4)
             Income taxes payable                                                           (200.2)       (292.4)
                                                                                         ---------      --------
                         Net cash provided by (used in) operating activities               1,648.6          55.7
                                                                                         ---------      --------
Cash flows used in investing activities: purchases of property and equipment              (1,083.9)       (810.8)
                                                                                         ---------      ---------
Cash flows provided by (used in) financing activities:
       Proceeds from the exercise of options                                               2,909.1         188.6
       Proceeds from the exercise of warrants                                                750.0             -
       Proceeds from the issuance of Common Stock                                          5,350.0
       Proceeds from the issuance of preferred stock and warrants                          8,414.2             -
       Repayments to bank                                                                (12,990.9)     (1,889.8)
       Payments on capital lease obligations                                                 (13.3)            -
                                                                                        ----------     ---------
                         Net cash provided by (used in) financing activities               4,419.1      (1,701.2)
                                                                                        ----------     ---------
Net increase (decrease) in cash and cash equivalents                                       4,983.8      (2,456.3)
Effect of exchange rates on cash and cash equivalents                                       (401.6)       (102.7)

Cash and cash equivalents at beginning of year                                             4,644.5       7,076.9
                                                                                       -----------     ---------
Cash and cash equivalents at end of period                                             $   9,226.7       4,517.9
                                                                                       ===========     =========
Supplemental disclosure of cash flow information: Cash paid during the year for:
             Interest                                                                   $    325.5         880.1
                                                                                        ==========     =========
             Income taxes                                                               $    473.2         327.6
                                                                                        ==========     =========
Supplemental disclosure of non-cash information:
       Preferred stock accretion                                                        $  2,425.8           0.0
                                                                                        ==========     =========
       Income tax benefit from exercise of stock options                                $  2,471.8           0.0
                                                                                        ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Unaudited Financial Statements

1.  Basis of Presentation

    The accompanying condensed consolidated financial statements are unaudited and have been prepared by our company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 1999. In the opinion of management, the accompanying condensed consolidated unaudited financial statements include all adjustments, which are necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year.

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

Financial Instruments
    The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, payables and short-term debt approximates their fair value at September 30, 2000 and December 31, 1999 due to the short-term nature of these instruments.

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

Foreign Currency Translation
    The assets and liabilities of our foreign subsidiaries are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included in net income.

4.  Inventories (amounts in thousands)

                                         Sep.  30, 2000          Dec. 31, 1999
                                         --------------         ---------------
Raw materials......................       $    3,379.7                 4,060.0
Work in process....................              998.1                   598.6
Finished goods.....................            5,866.4                 5,040.7
                                          ------------           -------------
                                              10,244.2                 9,699.3
Less inventory reserve.............            3,492.6                 3,684.0
                                          ------------           -------------
                                          $    6,751.6                 6,015.3
                                          ============           =============


5.  Property and Equipment (amounts in thousands)

                                         Sep. 30, 2000           Dec. 31, 1999
                                         -------------           -------------
Land................................     $       360.0                   360.0
Building and improvements...........           2,207.4                 2,255.0
Machinery and equipment.............           4,618.3                 4,157.4
Office furniture and equipment......           2,058.8                 1,883.1
Leasehold improvements                           415.7                   107.9
                                         -------------           -------------
                                               9,660.2                 8,763.4
Less accumulated depreciation
  and amortization..................           3,953.8                 3,370.8
                                         -------------           -------------
                                         $     5,706.4                 5,392.6
                                         =============           =============


6.  Notes Payable to Banks

    As of May 2000, the Company had repaid all of its remaining notes payable borrowed in December 1998 to finance the acquisitions of Quality Controlled Biochemicals and Biofluids. In April 2000, the Company established a revolving line of credit that provides for borrowings up to $3,400,000 and bears interest at a rate of 2% per annum in excess of either the bank's adjusted treasury rate, for a variable term, or the bank's LIBOR rate, also for a variable term. The line of credit expires on February 26, 2001. The Company is required to comply with certain financial and non-financial covenants. At September 30, 2000 the Company was in compliance with these covenants and had no outstanding balance on the line of credit.

    In June 1996, the Company secured financing from Heller Financial Corp. in order to partially finance the purchase of its previous corporate headquarters located at 820 Flynn Road, Camarillo, CA 93012. The original loan principal was $745,000 and is secured by a first trust deed on the property. The loan bears interest at a rate of 9.4% and has a 20-year term. The principal balance outstanding at September 30, 2000 was $674,710. In addition, in June 1996, we obtained a loan from the Small Business Administration in order to partially finance the purchase of the previous corporate headquarters building. The original loan principal was $616,000 and is secured by a second trust deed on the property. The loan bears interest at a rate of 7.6% and has a 20-year term. The outstanding principal balance at September 30, 2000 was $548,178. Payments to both Heller Financial Corp. and the Small Business Administration are guaranteed by the previous chairman of the board of our Company.

    On November 7, 2000 the company completed the sale of its previous corporate headquarters located at 820 Flynn Road, Camarillo, California. In conjunction with this sale, the Company paid the remaining $672,100 balance due on the Heller Financial Corp. loan and on November 15, 2000 will pay the remaining $543,600 due on the Small Business Administration loan. As of September 30, 2000, the Company classified these notes payable on the accompanying balance
sheet as short-term notes payable.   As a result of the sale of the building,
the Company recognized a loss of $44,000, which is shown in the other income (expense) section of the accompanying statement of operations for the three and nine months ended September 30, 2000.

7.  Earnings per Share

    The Company accounts for earnings per share under the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS).

    The reconciliation of basic to diluted weighted average shares is as follows:


                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                               --------------------------        --------------------------
                                                  2000            1999              2000            1999
                                               ----------      ----------        ----------      ----------
Net income (loss) available to
     common stockholders                       $  (2,945.7)         901.6          (2,925.9)        2,726.6
                                               ===========        =======          ========         =======
Weighted average shares used in
     basic computation                             8,362.0        7,248.3           7,997.3         7,205.9

Dilutive stock options and warrants                      -          582.0                 -           496.3
                                               -----------        -------          --------         -------
Weighted average shares used for
     diluted computation                           8,362.0        7,830.3           7,997.3         7,702.2
                                               ===========        =======          ========         =======

    Options to purchase 1,750,942 shares at a weighted average exercise price of $7.83 per share and 614,616 shares at a weighted average exercise price of $5.33 per share were outstanding as of September 30, 2000 and 1999, respectively, but were not shown in the computation of diluted net income (loss) per share for the three and nine month periods ended September 30, 2000 and 1999, respectively, because their effect would be anti-dilutive.

    On September 20, 2000 389,143 shares of the Series B Redeemable Preferred stock were converted into 1,556,574 shares of common stock at a weighted average common stock exercise price of $6.06. These shares, for the period prior to their conversion, were not included in the computation of diluted net (loss) per share for the three and nine-month periods ended September 30, 2000 because their effect would be anti-dilutive.

    Warrants to purchase 118,100 shares at a weighted average exercise price of $11.10 per share were outstanding as of September 30, 1999 but were not included in the computation of diluted net income per share for the three and nine month periods ended September 30, 1999 because the effect would be anti-dilutive.

    Warrants to purchase 100,000 shares at a weighted average exercise price of $7.50 per share were outstanding as of September 30, 1999 but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.

9.   Stockholders Equity

  a) Comprehensive income is determined as follows:


                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                               --------------------------        --------------------------
                                                  2000            1999              2000            1999
                                               ----------      ----------        ----------      ----------
Net income (loss)                              $   (561.6)          901.6             927.5         2,726.6

Foreign currency translation
adjustments                                        (406.4)           91.0            (747.4)         (502.4)
                                               ----------      ----------        ----------      ----------
Total comprehensive income (loss)              $   (968.0)          992.6             180.1         2,224.2
                                               ==========      ==========        ==========      ==========

     b) Redeemable Preferred Stock

     On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Redeemable Preferred Stock with an initial aggregate liquidation value of $9,000,300. The Series B Preferred Stock is initially convertible into 1,485,200 shares of the Company's Common Stock at an effective price of $6.06 per share of Common Stock. The Series B Preferred Stock shares are entitled to receive dividends at an annual rate of 8% of the original issue price. Unless all dividends on the outstanding Series B Preferred Stock shares have been paid, no dividends or other distributions shall be paid to Common Stock shareholders. The Series B Preferred Stock shareholders have liquidation preference to the
Common Stock shareholders.   On September 20, 2000, the Series B Preferred Stock
automatically converted to common stock as the last reported sales price of the Company's common stock had been above $20 for 20 consecutive days. The 389,143 shares of Series B Redeemable Preferred Stock were converted into 1,556,574
common shares.   Of the 389,143, 371,300 shares represented originally issued preferred stock and 17,843 shares represented convertible preferred dividends. As a result of the conversion, the Company recognized the remaining $2,384,100 of non-cash preferred stock dividends. Total non-cash preferred stock dividends and effects of beneficial conversion related to the preferred stock totaled $3,853,400.

     In connection with the issuance of Series B Preferred Stock the holders received detachable stock purchase warrants. The warrants are exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share. The Company allocated the net proceeds of $8,385,000 based on the relative fair value of the warrants and the Series B Preferred Stock. The book value of the Series B Preferred Stock of $5,581,600 accreted to its liquidation value by $995,100 related to the beneficial conversion feature then the remainder upon conversion. Such accretion has no effect on net income, but will reduce the income available to common shareholders used to calculate basic earnings per share.

     c)  Common Stock

     On September 18, 2000, two new executives of the Company invested a total of $850,000 in the Company, representing 41,428 shares of common stock. In connection with this investment, the Company incurred a one-time non-cash compensation charge of $600,000. Additionally, on September 18, 2000, a major shareholder invested an additional $4.5 million dollars into the Company representing 300,000 shares of common stock.

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


Sales-from Segments:
                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                               --------------------------        --------------------------
                                                  2000            1999              2000            1999
                                               ----------      ----------        ----------      ----------
Net sales to external customers from:
     United States:
       Domestic                                $  4,933.4         4,212.2          14,301.3        11,937.9
       Export                                     1,008.6         1,194.1           3,223.3         3,578.8
          Total United States                     5,942.0         5,406.3          17,524.6        15,516.7
     Europe                                       2,208.4         2,063.9           6,965.7         6,897.8
                                               ----------      ----------        ----------      ----------
          Consolidated                         $  8,150.4         7,470.2          24,490.3        22,414.5
                                               ==========      ==========        ==========      ==========
Operating income (loss):
     United States                             $ (1,816.9)        1,051.3            (547.3)        2,856.8
     Europe                                         680.0           259.9           1,667.3         1,169.1
                                               ----------      ----------        ----------      ----------
          Consolidated                         $ (1,136.9)        1,311.2           1,120.0         4,025.9
                                               ==========      ==========        ==========      ==========
Sales-to Segments:
Net sales to external customers:
     United States                             $  4,933.4         4,212.2          14,301.3        11,937.9
     Europe                                       1,879.6         2,347.4           6,360.6         7,736.2
     Japan                                          761.7           733.8           2,357.6         2,213.7
     Other                                          575.7           176.8           1,470.8           526.7
                                               ----------      ----------        ----------      ----------
          Consolidated                         $  8,150.4         7,470.2          24,490.3        22,414.5
                                               ==========      ==========        ==========      ==========



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

On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by failing to register his stock options on a Form S-8 Registration Statement by December 8, 1999. Second, Fishman claims that this breach, coupled with BioSource's representations regarding a planned public offering (which prevented Company insiders from trading in the Company's common stock) and BioSource's subsequent termination of Fishman's employment, were each part of a larger scheme to interfere with, and ultimately prevent, the sale of his common stock. On August 11, 2000, we filed a motion to dismiss five of Mr. Fishman's six causes of action, and on September 29, 2000, the court dismissed three of the causes. On October 4, 2000, Mr. Fishman filed a first amended complaint. BioSource moved to dismiss two of the remaining causes of action, one based on new California Supreme Court precedent, and the other based on deficiencies in Mr. Fishman's allegations. That motion is set to be heard on November 27, 2000. No substantive adjudication of Mr. Fishman's claims has yet occurred, however, the Company believes that it has substantial defenses to Fishman's remaining causes of action. We have also commenced an arbitration proceeding against the former shareholders of our QCB division, including Mr. Fishman, to recover damages we believe we have suffered in connection with misrepresentations and omissions made by those shareholders in the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9 , 1998. The arbitration proceedings are in a preliminary stage.


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

Results of operations for the three months ended September 30, 2000

Revenues: Net sales for the three months ended September 30, 2000 and 1999 were $8,150,400 and $7,470,200, respectively, representing an increase of $680,200 or 9.1% in 2000 as compared to 1999. Net sales for the three months ended September 30, 2000 would have increased by $911,000 or 12.2% over the three months ended September 30, 1999, representing an additional $231,000, before giving effect to the impact of negative foreign exchange. Geographically, our sales for the three months ended September 30, 2000 to customers in the North America increased by 17.5% due primarily to increased sales of existing products such as oligonucleotides, proteins, and products related to signal transduction. Sales in the rest of the world increased 12.1% as compared to the three months ended September 30, 1999 due primarily to higher sales of clinical products and sales to customers in Europe decreased by 9.9% as compared to the three months ended September 30, 1999 due to foreign currency fluctuations and declining sales in clinical products.

Gross profit: Gross profit for the three months ended September 30, 2000 and 1999 was $4,755,300 and $4,556,700 respectively, representing a gross margin of 58.3% and 61.0% for three months ended September 30, 2000 and 1999. Gross profit for the quarter ended September 30, 2000 was negatively affected by the costs associated with the July 2000 move to a new facility and raw material cost increases in the serum and media product lines. Gross profit for the quarter ended September 30, 2000 increased 4.4 % over the comparable prior year period due primarily to increased sales volume.

Research and development: Research and development expense for the three months ended September 30, 2000 and 1999 amounted to $871,800 and $802,400, respectively. As a percentage of net sales, research and development expenditures were 10.7% of net sales for the each of the quarters ended September 30, 2000 and 1999.

Sales and marketing: Sales and marketing expense for the three months ended September 30, 2000 and 1999 amounted to $1,325,400 and $1,123,600 respectively. The increased sales and marketing expense of $201,800 or 18.0% is attributable to increased advertising and promotional expenses, and to the effects of a direct sales force in the United Kingdom which began operations in January 2000. As a percentage of net sales, sales and marketing expenditures were 16.3% of net sales for the quarter ended September 30, 2000 and 15.0% of net sales for the quarter ended September 30, 1999.

General and administrative: General and administrative expense for the three months ended September 30, 2000 and 1999 amounted to $3,420,400 and $1,052,500 respectively, an increase of $2,367,900. $1,700,000 of the increase is attributable to the transition to a new management team including: 1) a non-cash charge associated with a stock purchase of $600,000 2) professional fees of $200,000, and 3) $900,000 related to severance cost for the retirement of the previous President and Chief Operating Officer of the Company. Approximately $200,000 of the increase is attributable to an accrual for a middle management bonus program, $150,000 of the increase is related to legal costs in connection with the termination of Mr. Fishman's employment and subsequent litigation with Mr. Fishman and $35,000 is related to relocation costs.

Amortization of intangible assets: Amortization of intangible assets for the three months ended September 30, 2000 and 1999 amounted to $274,600 and $267,000, respectively and is related to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

Interest income (expense), net: Net interest income for the three months ended September 30, 2000 was $13,100. $41,800 is related to interest income on cash invested in short-term securities during the quarter offset by $28,700 of interest expense related to the loan on the Company's old building. Net interest expense was $253,300 for the three months ended September 30, 1999. $325,100 was related to interest expense on the loans associated with the acquisitions of QCB and Bioluids in December 1998, offset by $71,800 of interest income from cash invested in short term investments. The decrease in interest expense from the third quarter of 2000 compared to the third quarter of 1999 was due to the early paydown of the notes payable related to the acquisitions of QCB and Biofluids.

Income tax expense (benefit): The income tax benefit for the three months ended September 30, 2000 was $609,000 and the provision for income tax expense was $223,400 for the three months ended September 30, 1999. Due to the one-time charges and other increases in expenses incurred in the third quarter of 2000, the Company re-evaluated and adjusted its effective tax rate. This, along with the Company's current permanent tax benefits including an R & D tax credit and the manufacturing investment tax credit, have caused the Company's effective tax rate to be adjusted from it's previous 31% rate to 6%. The 1999 effective income tax rate reflects a benefit that was obtained from the utilization of a portion of the prior years net operating losses generated by our European operations. All of the European net operating losses were recognized in 1999.


Results of operations for the nine months ended September 30, 2000

Revenues: Net sales for the nine months ended September 30, 2000 and 1999 were $24,490,300 and $22,414,500, respectively, representing an increase of $2,075,800 or 9.3% in 2000 as compared to 1999. Net sales for the nine months ended September 30, 2000 would have increased by $2,761,800 or 12.3% over the nine months ended September 30, 1999, representing an additional $686,000, before giving effect to the impact of negative foreign exchange.
Geographically, our sales for the nine months ended September 30, 2000 to customers in the North America increased by 20.2% due primarily to increased sales of existing products such as oligonucleotides, proteins, and products related to signal transduction. Sales in the rest of the world increased 5.6% as compared to the nine months ended September 30, 1999 due primarily to higher sales of clinical products and sales to customers in Europe decreased by 8.4% as compared to the nine months ended September 30, 1999 due to foreign currency fluctuations and declining sales in clinical products.

Gross profit: Gross profit for the nine months ended June 30, 2000 and 1999 was $14,779,700 and $13,723,400, respectively, representing a gross margin of 60.3% and 61.2%, respectively. Gross profit for the nine months ended September 30, 2000 increased 7.7% over the comparable prior year period due primarily to increased sales volume.

Research and development: Research and development expense for the nine months ended September 30, 2000 and 1999 amounted to $2,593,300 and $2,361,200 respectively. As a percentage of net sales, research and development expenditures were 10.6% and 10.5% of net sales for the nine months ended September 30, 2000 and 1999, respectively.

Sales and marketing: Sales and marketing expense for the nine months ended September 30, 2000 and 1999 amounted to $4,065,300 and $3,358,400 respectively. The increased sales and marketing expense of $706,900 or 21% is attributable to increased advertising and promotional expense, new catalog and other brochure expenditures, increased trade show participation, and to the creation of a direct sales force in the United Kingdom.

General and administrative: General and administrative expense for the nine months ended September 30, 2000 and 1999 amounted to $6,183,100 and $3,220,000 respectively, an increase of $2,963,100. $523,000 of the increase is due to the one time charge associated with the withdrawal of the Company's follow-on common stock offering in the second quarter of 2000. $1,700,000 of the increase is attributable the transition to a new management team including: 1) a non-cash charge associated with a stock purchase of $600,000 2) professional fees of $200,000 and 3) $900,000 related to severance charges for the retirement of the previous President and Chief Operating Officer of the Company. Approximately $200,000 of the increase is attributable to an accrual for a middle management bonus program, $190,000 of the increase is related to legal costs in connection with the termination of Mr. Fishman's employment and subsequent litigation with Mr. Fishman and $35,000 is related to relocation costs.

Amortization of intangible assets: Amortization of intangible assets for the nine months ended September 30, 2000 and 1999 amounted to $818,000 and $757,900, respectively. The amortization of intangible assets relates to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

Interest income (expense), net: Net interest expense for the nine months ended September 30, 2000 was $180,100. $325,500 is related to interest expense associated with the loan on the Company's old building and interest expense on the loans associated with the acquisitions of QCB and Bioluids in December 1998. This is offset by $145,400 of interest income on cash invested in short-term securities during the nine months ended September 30, 2000. Net interest expense was $739,900 for the nine months ended September 30, 1999. $1,072,000 was related to interest expense associated with the loan on the Company's old building to the loans associated with the acquisitions of QCB and Bioluids in December 1998. This was offset by $332,100 of interest income from cash invested in short-term investments.

Provision for income taxes: Income tax expense for the nine months ended September 30, 2000 and 1999 was $59,900 and $653,800, respectively. Due to the one-time charges incurred and other increases in expenses incurred in the quarter ended September 30, 2000, the Company re-evaluated and adjusted its effective tax rate. The Company's current availability of tax benefits from utilizing R & D and manufacturing investment tax credits and other tax incentives, have caused the Company's effective tax rate to be adjusted downward from it's previous 31% rate to 6%. The 1999 effective income tax rate reflects a benefit that was obtained from the utilization of a portion of the prior years net operating losses generated by our European operations. All of the European net operating losses were recognized in 1999 and accordingly, the income tax rate for 2000 does not reflect the use of any net operating losses.



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

Liquidity and Capital Resources:

     Cash and cash equivalents as of September 30, 2000 of $9,226,700 increased by $4,582,200 or 100% from $4,644,500 at December 31, 1999. The increase in cash was due in part to equity investments made by a major shareholder group ($12,914,200) in February and September of 2000 and two new executives ($850,000) in September 2000. Also, proceeds of $2,909,100 were received from the exercise of employee stock options and warrants. The Company also generated cash from operations of $1,648,600 for the nine months ended September 30, 2000. This was offset by $12,990,900 of accelerated principal payments relating to the extinguishment of debt incurred to acquire QCB and Biofluids in December 1998 and by capital expenditures of $1,083,900 which were primarily for the purchases of laboratory, manufacturing and computer equipment.. Working capital, which is the excess of current assets over current liabilities was $20,889,200 at September 30, 2000 as compared to $10,984,900 at December 31, 1999 representing an increase of $9,904,300 or 90%, principally due to the increase in cash and deferred income taxes related to the income tax benefit from the exercise of stock options.

     On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Redeemable Preferred Stock and received net proceeds of $8,414,200. These funds were used to reduce the Company's notes payable related to the acquisitions of QCB and Biofluids in December 1998.

     On September 18, 2000, two new executives of the Company invested a total of $850,000 in the Company, representing 41,428 shares of common stock. Additionally, on September 18, 2000, a major shareholder invested an additional $4,500,000 million dollars into the Company representing 300,000 shares of common stock.

     In the nine months ended September 30, 2000, the Company received $2,909,100 from the issuance of common stock related to the exercise of stock options and $750,000 from the exercise of warrants.

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

Our success also will continue to depend to a significant extent on the members of our management team. Except for certain severance agreements with its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President of Human Resources, the Company does not have employment agreements with any of the executive officers or key personnel or maintain any "key man" insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of any of our key management or employees could have a material adverse effect upon our business.

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

  International sales accounted for approximately 41.6% of our revenues in the first nine months of 2000 and 46.7% of our revenues in the first nine months of 1999. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

  In addition, approximately 19.0% of our sales for the nine months ended September 30, 2000 are made in foreign currencies, primarily Belgian francs, British pounds, and German marks. Although a significant portion of the foreign currencies in which we conduct our business is currently, or is anticipated in the future to be, denominated in Euros as a result of the European Monetary Union, we are not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the conversion of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

  As of September 30, 2000, 45 of our 213 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we reduce the number of our employees working at this facility. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.


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

  As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998 through September 30, 2000 and from $6.06 to $32.00 per share from January 1, 2000 through September 30, 2000.

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

                                    Part II

                               Other Information

Item 1.  Legal Proceedings

   On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by failing to register his stock options on a Form S-8 Registration Statement by December 8, 1999. Second, Fishman claims that this breach, coupled with BioSource's representations regarding a planned public offering (which prevented Company insiders from trading in the Company's common stock) and BioSource's subsequent termination of Fishman's employment, were each part of a larger scheme to interfere with, and ultimately prevent, the sale of his common stock. On August 11, 2000, we filed a motion to dismiss five of Mr. Fishman's six causes of action, and on September 29 , 2000, the court dismissed three of the causes. On October 4, 2000, Mr. Fishman filed a first amended complaint. BioSource moved to dismiss two of the remaining causes of action, one based on new California Supreme Court precedent, and the other based on deficiencies in Mr. Fishman's allegations. That motion is set to be heard on November 27, 2000. No substantive adjudication of Mr. Fishman's claims has yet occurred, however, the Company believes that it has substantial defenses to Fishman's remaining causes of action. We have also commenced an arbitration proceeding against the former shareholders of our QCB division, including Mr. Fishman, to recover damages we believe we have suffered in connection with misrepresentations and omissions made by those shareholders in the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9 , 1998. The arbitration proceedings are in a preliminary stage.

Item 2.  Change in Securities and Use of Proceeds

   On September 20, 2000, the Company's Series B Redeemable Preferred Stock automatically converted into shares of common stock as a result of the fact that the last reported sales price of the Company's common stock had been above $20 for 20 consecutive days. 389,143 shares of Series B Redeemable Preferred Stock were converted into 1,556,574 common shares. 371,300 of the 389,143 shares represented originally issued preferred stock and 17,843 shares represented convertible preferred dividends.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of matters to a vote of security holders.
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                 27.1 Financial Data Schedule

         (b) Reports on Form 8-K
                 Current Report on Form 8-K filed July 21, 2000 and reporting
                 Item 5.
                 Current Report on From 8-K filed September 11, 2000 and reporting Item 5.

          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BIOSOURCE INTERNATIONAL, INC.
                                               (Registrant)



Date: November 14, 2000               /s/  RUSSELL D. HAYS
                                           ---------------
                                           Russell D. Hays
                                           Chairman of the Board, President and
                                           Chief Executive Officer


Date: November 14, 2000               /s/  CHARLES C. BEST
                                           ---------------
                                           Charles C. Best
                                           Executive Vice President and
                                           Chief Financial Officer