Form 10-K
period 2000-12-31
BIOSOURCE INTERNATIONAL INC
filed 2001-03-27
CIK 860451

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                               ----------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of regulation S-K is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |_|

   The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) held by non-affiliates of the registrant as of March 20, 2000 was $71,484,600.

   The number of shares of the Registrant's common stock outstanding as of March 20, 2001 was 10,397,753.

                                    PART I

Item 1. Description of Business

Overview

      We develop, manufacture, market and distribute products used worldwide in biomedical research that are instrumental in the development of new drug therapies and medical diagnostic methods. Our products enable scientists and biomedical researchers to better understand the biochemistry, immunology and cell biology of the human body, as well as disease processes. We offer over 3,200 products that we group into the following product lines: Assays; Antibodies; Bioactive Proteins and Peptides; Oligonucleotides; and Serum, Buffers and Media. Through acquisitions and internal growth, we believe we offer a unique combination of technological, production, and research and development skills resulting in a full spectrum of products and services for the worldwide pharmaceutical and biotechnology industries.

      We believe we have a strong scientific research staff, a broad product line and an established trade name, giving us a strong presence in the biomedical research market. We intend to continue our focus on new product development, and to aggressively seek to acquire businesses, products and technologies complementary to our current business through acquisitions, licensing or joint ventures.

Industry Overview

      The biomedical research industry has seen significant advances in the understanding of physiological processes at the cellular and molecular level. In particular, the biotechnology industry has seen a substantial amount of growth over the last year as the sequencing of the human genetic structure, or genome, has been completed. Researchers have identified thousands of previously unknown genes that potentially play key roles in physiological systems in the human body. These genes are of significant interest to the pharmaceutical industry, since they can be used as the basis of new therapeutic discovery and development. The increase in biomedical research resulting from the sequencing of the human genome has resulted in the need for methods and products to accelerate and assist this research. The core competencies we have developed in molecular and cellular biology, immunology and custom services address this need. Biomedical researchers around the world are constantly in search of specialty research products and services, which are necessary to conduct both basic and clinical research. This research is conducted in settings that range from university and medical school laboratories to pharmaceutical and biotechnology research and development groups. The success of this type of research depends upon the availability of high quality biological reagents and custom services, including the types of assay kits, antibodies, biologically active proteins, molecular probes and serums that we develop, manufacture and sell.

Strategy

      Our strategy is to transition the Company from a reagent supplier to an integrated solutions provider accelerating the drug discovery process. In order to facilitate this transition, the Company is:

 .     Selectively investing in our current assay business to grow it at a rate significantly higher than the overall market. This growth will be achieved by exploiting novel markers and key technology advantages in our assay kits.

 .     Continuing to exploit our cell biology expertise by introducing new products for signal transduction. Our unique technologies produce highly specific antibodies that can detect phosphorylation at specific sites on key markers. This capability is in increased demand as scientists discover more about the manner in which diseases progress in the human body.

 .     Utilizing strategic partnerships to transition from providing reagents to providing reagent systems that integrate our core reagent capability with novel platform and instrument technologies. We see unique opportunities for the Company in the high-content and high throughput screening markers.

 .     Expanding our presence in functional genomics and proteomics by building critical mass in our custom oligonucleotide, protein and peptide businesses. This growth will be achieved through organic growth and by acquisition.

 .     Proactively acquiring other solutions-based technologies such as unique instrumentation, automation and sample preparation equipment through partnership, joint venture, or acquisition.

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

      Our ELISA tests produce results in a few hours, compared to days or even weeks with bioassays. We offer kits for human, mouse, rat, monkey and swine proteins. The diversity of species is important to allow investigators to establish numerous measurements in pre-clinical animal model systems. We offer over 290 types of ELISA kits and we believe we are the leader in sales of rat, monkey and swine cytokine ELISA kits. Detection of fluctuations in cytokine levels by ELISA tests, whether in an in vitro cell culture experiment of a new drug or in a patient's serum, provide researchers and scientists with valuable information in understanding disease progression, therapy and diagnosis.

      Of the more than 290 kits we offer, the following table illustrates a few of the more common applications of our ELISA test kits:

 Test Kit   Characteristics/Application
 --------   ---------------------------

   Tau This kit detects and quantitates the presence and phosphorylation state of an important brain protein thought to be involved in the development of Alzheimer's disease. When this protein is modified in the cell by the addition of phosphate groups at specific amino acid sites, the biological activity of the protein changes. In certain disease states, abnormally high levels of phosphorylation occur, which cause the protein structures to destabilize, ultimately leading to neuronal degeneration. Deposition of filamentous tau is implicated in other neurodegenerative diseases including cortical basal degeneration (CBD), progressive supranuclear palsy (PSP), Pick's disease, and certain forms of Parkinson's disease. Pharmaceutical companies are keenly interested in developing drugs that can halt specific patterns of phosphorylation without hampering normal cell activity. The ability to quantitate the phosphorylation state at specific sites will assist this effort.

   Rb This kit detects and quantitates the presence and phosphorylation state of an important cellular regulation protein associated with cell division. This protein, known as Retinoblastoma protein or Rb, is one focus of efforts to develop anti-cancer drugs. The activity of Rb is controlled by phosphorylation of the protein at specific amino acids by a select group of protein kinases called cdks. If too much phosphorylation of Rb occurs, its ability to halt cell division is hampered, as is the case in malignant cells. The ability to specifically quantitate the level of phosphorylation of this protein by kinases and the impact of kinase inhibitors on normal and abnormal phosphorylation is a key development in the drug development process.

  IL-6 This kit detects and quantitates a cytokine that is extremely important in the study of inflammation. IL-6 is produced by a number of cells in the body and its actions regulate the growth and differentiation of various cells of the immune system. IL-6 induces a variety of important proteins in the body in response to inflammation or tissue injury. Although most healthy individuals have undetectable levels of IL-6 in their serum, huge quantities of IL-6 are detected in severe inflammatory situations such as septicemia. The elevation of serum IL-6 precedes that of acute phase proteins, e.g., in a postoperative phenomenon, and may thus be a sensitive early parameter to investigate inflammatory conditions. Serum levels of IL-6 are used in studies of surgical or traumatic tissue injuries, infectious diseases, auto-immune diseases including arthritis, graft rejection, alcoholic liver cirrhosis, malignancies, etc.

      Radioimmuno-assays. We produce and market RIAs, which are used internationally in clinical laboratories for the measurement of hormones and proteins important in growth, reproductive and thyroid disease. These assays utilize radioisotopically labeled molecules to compete with non-isotopically labeled molecules for sites on known antibody concentrations. RIA is a mature technology used primarily in European and other foreign countries and is not widely used in the United States.

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

Antibodies

      Antibodies are used as detector systems in the research of normal and abnormal proteins. Antibodies are proteins generated by immune cells in response to foreign substances, which are called antigens. Antibodies have specific amino acid sequences, which cause them to interact only with the antigen that induced their creation. Antibodies circulate in the blood and assist the body's immune system by searching out and neutralizing or eliminating antigens. Antibodies are used by researchers in a variety of applications, including neutralization studies in bioassay systems, as capture and detection molecules for protein quantitation and for cellular differentiation. Antibodies used in research are generally produced by injecting an antigen into animals, which cause the animals' immune system to produce an antibody specific to that antigen.

      Our secondary antibody product line provides researchers and biotechnology companies with a broad array of high quality reagents used to develop analytical signals in various assays. In addition, other companies use our secondary antibodies as a component of their test kits.

      We also have developed a significant catalog of innovative signal transduction tools that enable customers to more readily understand the complex signals, which control cellular processes. Many of these tools are antibodies that recognize specific, activated or inactivated forms of proteins containing one or more molecules of phosphate at specific sites. Such an addition of phosphate molecules, which is referred to as phosphorylation, or removal of phosphate molecules, which is referred to as dephosphorylation, control most of the signaling within and between cells. Diseases such as cancer, heart disease and Alzheimer's have been shown to be at least in part due to the malfunctioning of key molecules within cells, in many cases due to alterations in their activity through altered phosphorylation.

      We offer over 1,800 antibody products. The following table illustrates some of the uses for the antibodies we offer:

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

ELISA Test Kits           Antibodies are used in our ELISA test kits to detect
                          and measure proteins in biological fluids. An antibody is coupled with an enzyme which reacts with a colorless substrate in the presence of a sample containing the antigen of interest to generate a colored reaction product. The color produced is proportional to, and thereby indicates the amount of, antigen present in the sample.

High Throughput           High throughput screening permits the researcher to
Screening                 test thousands of drug candidates in a short period
                          of time for their effect on target molecules. In order to be used in this manner, we conjugate our antibodies to different dyes or enzymes.

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

      We offer over 260 protein products. The following table shows examples of different cytokines we produce and use:

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

Oligonucleotides

      The production of oligonucleotides is a custom service we provide for researchers engaged in molecular biology. An oligonucleotide is a synthesized polymer made up of the same building blocks that form DNA. Synthetic oligonucleotides have been used in molecular biology for over twenty years, essentially as templates for nucleic acid and protein synthesis, and more recently, as the therapeutic agents for the inhibition of gene expression or as a diagnostic agent to identify disease. DNA is used by almost every discipline in biomedical research in both academic and commercial areas, including molecular biology and cell biology departments of major universities and biomedical companies developing gene therapy products. These researchers use synthetic oligonucleotides to determine the exact sequence of a gene, or to perform experiments leading to the potential development of pharmaceutical drugs. The primary use of the oligonucleotides we develop and sell is for DNA sequencing and polymerase chain reaction, or PCR, priming.

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

Probes DNA oligonucleotides are used in hybridization reactions to search and Energy Transfer, probes are fluorescent probes used in real time
          PCR quantitation and diagnostic molecular analysis. We offer both custom and standard FRET probes for our customers.

Arrays Oligonucleotides are used on a solid matrix to profile gene expression or single nucleotide polymorphisms, or SNPS.

Serum, Buffers and Media

      We manufacture over 240 sera, buffer and media products in our catalog. We also offer custom formulation services for unique applications. These products are vital in growing specialized cell cultures. In most cases, cell cultures are a primary testing method for the effectiveness of vaccines and drugs for a variety of diseases.

Customers

      We have over 3,400 customers worldwide, including the customers of our distributors. No single customer accounted for 10% or more of our total revenue during any of the last three years. Our customers include:

     Pharmaceutical                 Biotechnology                      Universities                        Government
     --------------                 -------------                      ------------                        ----------
 American Home Products                 Amgen                  Brigham and Women's Hospital       Centers for Disease Control
Aventis Pharmaceuticals          Berlex Laboratories               Georgetown University          Food and Drug Administration
   Baxter Healthcare                   Biogen                    Johns Hopkins University          National Cancer Institute
  Boehringer Ingelheim                 Chiron                              UCLA                  National Institutes of Health
     Glaxo Wellcome             Human Genome Sciences                UC San Francisco                  VA Medical Centers
   Johnson & Johnson                    Hyseq                     University of Michigan               U.S. Army Research
    Merck & Company                     Icos                    University of Pennsylvania
         Pfizer                 IDEC Pharmaceuticals        University of Texas MD Anderson
    Upjohn Pharmacia            Rigel Pharmaceuticals             Cancer Research Center
    Schering-Plough

Research and Development

      As a reagent company with significant internal R&D and manufacturing capability, BioSource strives to produce uniquely capable reagents to markers of interest for the pharmaceutical and research community. Reflecting our strategy, we are pursuing development in high-growth markets. Traditionally, we have focused our research and development in the area of extracellular signaling molecules. BioSource has been predominantly known, in this respect, for our work in cytokines. Cytokines are soluble proteins that act as chemical communicators between cells and continue to play an important role in disease processes. We will continue to leverage this immunological expertise to appropriately expand our product offerings in this area. We have also achieved success in extending our product lines into intracellular signaling, more commonly known, signal transduction. Signal transduction is a market that is growing in importance as researchers begin to understand its central role in disease. We also plan to exploit the increasing demand for new high-content and high-throughput platforms that enable pharmaceutical and biotechnology companies to fully realize the opportunities represented by the sequencing of the human genome.

Therefore, our current research and development activities are focused in the following areas:

 .     Development of reagents for new detection technologies and assay platforms for the growing high-content and high-throughput screening markets.

 .     Selective addition of new cytokine, chemokine and growth factors to our existing product offerings

 .     Development of new signal transduction reagents, particularly focused on cell adhesion, growth factor signaling and stress

      Currently we employ 39 research scientists, sixteen of whom hold Ph.D.'s. Among these professionals are experts in peptide chemistry, molecular biology, immunology and signal transduction. In particular, their knowledge is fundamental to the development of peptides, oligonucleotides, proteins, antibodies and assay kits. Our research laboratories are located in Camarillo, California; Hopkinton, Massachusetts; and Nivelles, Belgium. In the year ended December 31, 2000, we introduced over 400 new products, of which approximately 85% were developed by our scientists. In addition, as of March 18, 2001, we had approximately 98 products under development. We spent approximately $3,575,400, $3,315,400, and $2,648,300 on research and development in 2000, 1999 and 1998 respectively.

Manufacturing

      Our reagent products and ELISA test kits are manufactured in Camarillo, California. We manufacture oligonucleotides at our laboratories located at our Keystone facility in Foster City, California. Our custom antibodies are manufactured at the laboratory facilities of our QCB facility in Hopkinton, Massachusetts. Our serum, buffers and media are manufactured at our Biofluids facility in Rockville, Maryland. We also manufacture antibodies and assay kits at the facilities of our European facility in Nivelles, Belgium.

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

Sales and Marketing

      We have 25 sales representatives worldwide. The principal markets for our products are in the United States, Japan and Western Europe. We have a direct sales force strategically located in major metropolitan areas in the United States. The use of a direct sales force provides us with an opportunity to discuss directly with researchers and scientists' new developments and trends in the industry. We advertise in various scientific trade journals and distribute our own product catalog to all current and selected potential customers. We sell to our international markets directly through our European subsidiary, and we use international distributors that specifically target selected foreign life science markets.

      Our sales people hold a minimum of a biological sciences undergraduate degree and undergo training in the nature and application of our products and proven selling techniques. We believe that by investing in the scientific training of our sales force, we are able to determine the needs of researchers and scientists in the biomedical community. Our sales force is used to provide valuable feedback for product development. Each representative is responsible for the maintenance of existing accounts as well as the generation of new business. Representatives are paid a base salary and commissions. The commissions are based upon sales growth over previous years' sales levels.

      Besides the United States, we sell directly to Germany, Belgium, Holland and the United Kingdom, and use a network of approximately 40 international distributors covering 41 other countries. We utilize a network of both exclusive and non-exclusive international distributors, but we generally grant exclusive distribution rights only where the distributor maintains direct field representatives proportionate to the potential for sales of our products in a defined geographical area. In order to serve as our distributor, the distributor must agree to and meet acceptable annual sales goals. We offer all of our distributors annual training to enhance their knowledge of our products as well as their respective applications, solicit requests for new products and ultimately to increase sales.

Competition

      We are engaged in a segment of the health care products industry that is highly competitive. Our primary competitors include biotechnology companies such as Techne Corporation, BD BioSciences, New England Biolabs, and Invitrogen. Many of our competitors have been involved in the health care industry significantly longer than we have and benefit from greater name recognition. In addition, many of our competitors have greater resources to devote to research and development, sales and marketing and occasionally engage in price cutting measures to achieve leadership in their field. However, we believe that by offering a very broad and complete product line that enables the end user to obtain many products from one source we gain a competitive advantage. In addition, competition in our markets generally focus on the following factors:

 .     quality

 .     speed of delivery

 .     application/customer support

 .     breadth of product offerings and

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

Employees

      As of March 21, 2001, we employed 237 individuals, 227 of who were full time employees. Sixteen of our employees at that date had doctoral degrees.

      None of our employees in the United States is represented by a labor union. As of March 21, 2001, 50 of our 237 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As is customary under Belgian labor law, employees of our Belgian subsidiary, BioSource Europe S.A., are represented by three national unions who represent employee interests to the national chemistry industry employer organization. Pursuant to Belgian law, we have historically been subject to heightened restrictions regarding severance obligations applicable to companies with more than 50 employees. Because we now employ less than 51 employees at our Belgian facility, union representation for works councils and safety councils terminated in April 2000 for this facility. Accordingly, although we remain subject to other severance obligations applicable generally to companies in Belgium, the additional severance benefits that historically applied to our Belgian facility are no longer applicable to us. We believe we are in compliance with these Belgian legal restrictions. We consider our current employee relations to be good.

Recent Developments

None.

Item 2. Properties

      In June 1996, the Company secured financing from Heller Financial Corp. in order to partially finance the purchase of its previous corporate headquarters. The original loan principal was $745,000 and was secured by a first trust deed on the property. The loan bore interest at a rate of 9.4% and had a 20-year term. In addition, in

June 1996, the Company obtained a loan from the Small Business Administration in order to partially finance the purchase of the previous corporate headquarters building. The original loan principal was $616,000 and was secured by a second trust deed on the property. The loan bore interest at a rate of 7.6% and had a 20-year term. Payments to both Heller Financial Corp. and the Small Business Administration were guaranteed by the previous chairman of the board of our Company.

      In November 2000 the Company completed the sale of its previous corporate headquarters. In conjunction with this sale, the Company paid the remaining $672,100 balance due on the Heller Financial Corp. loan and the remaining $543,600 due on the Small Business Administration loan. As a result of the sale of the building, the Company recognized a loss of $99,300, which is shown in other income (expense) in the accompanying consolidated statement of operations.

      In March, 2000 the Company entered into a lease for a new facility at 542 Flynn Road in Camarillo, California, and relocated their previous offices and laboratories to this new location in July, 2000. The new building contains approximately 51,821 square feet and is situated in an industrial park approximately two blocks from the previous corporate headquarters. The lease commenced on May 1, 2000 and runs through June 30, 2005, with the option to continue the lease for two additional five-year terms. The new facility has three laboratory areas, including molecular biology facilities, a protein purification facility and an assay development and manufacturing facility, as well as ELISA development and manufacturing space and cold storage rooms sufficient to accommodate our current and anticipated future needs.

      Our Keystone subsidiary leases a facility in Foster City, California, approximately 20 miles south of San Francisco, which consists of approximately 3,500 square feet, of which approximately 3,000 square feet is our oligonucleotide laboratory, under a lease that expires in May 2003.

      Our QCB subsidiary leases facilities in Hopkinton, Massachusetts, approximately 25 miles west of Boston, which consist of approximately 11,500 square feet, of which approximately 7,000 square feet is laboratory space, under a lease originally expired in April 2001. In February 2001 the Company amended its current lease in Hopkington, Massachusetts. The amended lease extends the term of the lease for five additional years.

      Our Biofluids division leases facilities in Rockville, Maryland, which consist of approximately 11,500 square feet of warehouse, manufacturing, and office space, under a lease that expires in May 2004.

      Our European subsidiary leases facilities in Nivelles, Belgium, which consist of approximately 30,000 square feet of manufacturing, laboratory and office space, under a lease that expires in March 2007.

      Additional small sales offices are located in Germany and Holland.

      We believe that all of our facilities are in good condition, are adequately covered by insurance and will be adequate for our occupancy needs for the foreseeable future.

Item 3. Legal Proceedings

      On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by failing to register his stock options on a Form S-8 Registration Statement by December 8, 1999. Second, Fishman claims that this breach, coupled with BioSource's representations regarding a planned public offering (which prevented Company insiders from trading in the Company's common stock) and BioSource's subsequent termination of Fishman's employment, were each part of a larger scheme to interfere with, and ultimately prevent, the sale of his common stock. On August 11, 2000, we filed a motion to dismiss five of Mr. Fishman's six causes of action, and on September 29, 2000, the court dismissed three of the causes. On October 4, 2000, Mr. Fishman filed a first amended complaint. BioSource moved to dismiss two of the remaining causes of action, one based on new California Supreme Court precedent, and the other based on deficiencies in Mr. Fishman's allegations. The Court granted BioSource's motion as to both of these causes of action. As a consequence, the only two remaining causes of action in this litigation are (1) breach of contract and (2) fraud. On October 23, 2000, counsel for Fishman and BioSource conducted their Early Meeting of Counsel where they exchanged documents and agreed upon discovery and motion cut-off dates, trial estimates, and exchanged initial witness lists. In December 2000, BioSource answered the First Amended Complaint, and filed a counter-claim against Jordan Fishman. No substantive adjudication of Mr. Fishman's claims has yet occurred, however, the Company believes that it has substantial defenses to Fishman's remaining causes of action.

      The Company has also commenced an arbitration proceeding against the former shareholders of its QCB subsidiary, including Mr. Fishman, to recover damages management believes it has suffered in connection with misrepresentations and omissions made by those shareholders in the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company's claim to recover the $1,347,000 of Escrowed Funds is based on QCB's breach of the representations and warranties made in the Stock Purchase Agreement. The parties are now in the midst of selecting a panel of three arbitrators who will hear the dispute. The Company has also asserted a claim for punitive damages against Jordan Fishman in the arbitration.

      The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not materially affect the financial position, results of operations or liquidity of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of our security holders during the fourth quarter of our last year.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol "BIOI." The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock as reported on the Nasdaq National Market.



                                                                  High     Low
                                                                 ------   -----
1999 Fiscal Year
  First Quarter................................................. $ 4.75   $ 2.50
  Second Quarter................................................   5.38     3.63
  Third Quarter.................................................   6.13     3.75
  Fourth Quarter................................................   9.69     3.25

2000 Fiscal Year
  First Quarter................................................. $28.50   $ 6.50
  Second Quarter................................................  22.63     4.56
  Third Quarter.................................................  31.00    15.13
  Fourth Quarter................................................  29.88    13.63

2001 Fiscal Year
  First Quarter, through March 20, 2001......................... $13.69   $ 6.88

      On March 20, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $6.875. As of March 20, 2001, there were 10,397,753 shares of our common stock outstanding held by approximately 529 holders of record.

      On January 10, 2000, the company entered into a securities purchase agreement with Genstar Capital Partners II, L.P. and Stargen II LLC, both of which are accredited investors as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933. Pursuant to this agreement, the Company sold Genstar and Stargen a total of 371,300 shares, including 364,244 to Genstar and 7,056 to Stargen, of our $.001 Series B Redeemable Preferred Stock for $9,000,312 in the aggregate. These shares were convertible into 1,485,200 shares, including 1,456,976 for Genstar and 28,244 to Stargen, of the Company's common stock. In addition, we issued Genstar and Stargen warrants to purchase a total of 1,287,000 shares of common stock, including 1,262,542 to Genstar and 24,458 to Stargen, exercisable at $7.77 per share. Under the investor rights agreement among Genstar, Stargen and the Company, executed in connection with the securities purchase agreement, Genstar and Stargen also have the right to appoint two out of our seven directors to our board of directors as long as they beneficially own, in the aggregate, at least 750,000 shares of common stock, or one director if they beneficially own at least 495,000 shares. Pursuant to the investor rights agreement, Jean-Pierre L. Conte, a Managing Director of Genstar Capital LLC, and Robert J. Weltman, a Vice President of Genstar Capital LLC were appointed to our board of directors. Genstar and Stargen also have the right of first refusal to purchase additional shares and the right to require us to register the shares of our common stock underlying the preferred stock and the warrants. The consummation of the securities purchase agreement, including the issuance of the shares of Series B Preferred Stock and the warrants, occurred on February 15, 2000.

      The Series B Redeemable Preferred Stock had an initial aggregate liquidation value of $9,000,300. The Series B Redeemable Preferred Stock shares were entitled to receive dividends at an annual rate of 8% of the original issue price. Unless all dividends on the outstanding Series B Redeemable Preferred Stock shares were paid, no dividends or other distributions were to be paid to Common Stock shareholders. The Series B Redeemable Preferred Stock shareholders had liquidation preference to the Common Stock shareholders. On September 20, 2000, pursuant to the terms of the Certificate of Designation of Preferences Rights and Limitations of our Series B Redeemable Preferred Stock and $432,400 of redeemable preferred dividends were converted into 1,556,574 common shares at $6.06 per common share or $9,432,700. Total non-cash preferred stock dividends and effects of beneficial conversion related to the preferred stock totaled $3,853,300.

      In connection with the issuance of Series B Redeemable Preferred Stock the holders received detachable stock purchase warrants. In addition, the holders received a beneficial conversion with an estimated fair value of $995,100. The warrants are exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share. The Company allocated the net proceeds of $8,415,200 based on the relative fair value of the warrants ($1,840,700), the Series B Redeemable Preferred Stock ($5,579,400) and the beneficial conversion ($995,100). The book value of the Series B Redeemable Preferred Stock of $5,579,400 accreted to its liquidation value by $995,100 related to the beneficial conversion feature and $1,840,700 upon conversion.

      In connection with the respective engagement of Russell D. Hays as the Company's Chief Executive Officer and Chairman of the Board of Directors, and George Uveges as the Company's Chief Operating Officer, we entered into Securities Purchase Agreements, effective as of August 9, 2000 with Genstar Capital partners II L.P. Genstar agreed to purchase from the Company 300,000 shares of the common stock at $15.00 per share. Genstar subsequently assigned its rights to purchase 30,000 of these shares to Jean-Pierre L. Conte and 3,333 of the shares to Robert Weltman. Both Mr. Conte and Mr. Weltman currently serve on the Company's Board of directors. Genstar assigned its right to assign another 33,334 of these shares to certain other individuals affiliated with Genstar. The Company also entered into a Securities Purchase Agreement, effective as of August 9, 2000, with Russell D. Hays, pursuant to which Mr. Hays agreed to purchase 40,000 shares of the Company's common stock at $15.00 per share. The Company further entered a Securities Purchase agreement pursuant to which Mr. Uveges agreed to purchase 11,428 shares of the company's common stock at $21.875 per share. The closing of each of these transactions occurred on September 28, 2000. These transactions were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, and all of the purchasers in these transactions are accredited investors as that term is defined in Rule 501 of Regulation D.

      In April 2000, The Company's Board of Directors approved the 2000 BioSource International, Inc. non-qualified stock option plan (the "2000 Plan"). Under the 2000 Plan, non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the company's common stock. Options granted under the 2000 Plan are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant. See note 8 of the accompanying audited consolidated financial statements.

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

Item 6. Selected Financial Data

      The selected data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of each of the years in the five-year period ended December 31, 2000, are derived from the audited consolidated financial statements of the Company. The following selected data should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as the section included herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         Years ended December 31,
                                           -------------------------------------------------------
                                             2000        1999        1998        1997       1996
                                           --------    --------    --------    --------   --------
                                                    (in thousands, except per share data)
Consolidated Statement of Operations
 Data:
Net sales ..............................   $ 32,210    $ 29,257    $ 21,859    $ 20,572   $ 15,913
Cost of sales ..........................     13,600      11,071      13,189       6,930      5,568
                                           --------    --------    --------    --------   --------
Gross profit ...........................     18,610      18,186       8,670      13,642     10,345
Operating expenses:
  Research and development .............      3,575       3,315       2,648       2,078      1,421
  Sales and marketing ..................      5,683       4,737       4,338       4,043      2,762
  General and administrative ...........      9,071       4,460       4,469       3,552      2,703
  Purchased in-process technology ......         --          --       4,222          --         --
  Amortization of intangibles ..........      1,093       1,061          95          31         --
                                           --------    --------    --------    --------   --------
Operating income (loss) ................       (811)      4,613      (7,102)      3,938      3,460
Interest and other income
   (expense), net ......................         73      (1,016)        432         708          3
                                           --------    --------    --------    --------   --------
Income (loss) before income taxes
   (benefit) ...........................       (739)      3,597      (6,670)      4,646      3,463
Income tax expense (benefit) ...........       (573)         20      (1,535)      1,460        696
                                           --------    --------    --------    --------   --------
Net income (loss) ......................       (166)      3,577      (5,136)      3,186      2,767

Redeemable preferred stock dividend
  and accretion of beneficial
  conversion feature ...................     (3,853)         --          --          --         --
                                           --------    --------    --------    --------   --------
Net Income (loss) available to common
  stockholders .........................   $ (4,019)   $  3,577    $ (5,136)   $  3,186   $  2,767
                                           ========    ========    ========    ========   ========
Net income (loss) per share available
 to common stockholders:
  Basic ................................   $  (0.47)   $   0.49    $  (0.68)   $   0.38   $   0.38
  Diluted ..............................   $  (0.47)   $   0.46    $  (0.68)   $   0.36   $   0.35
Shares used to compute net income (loss)
 per share available to common
 stockholders:
  Basic ................................      8,584       7,235       7,509       8,318      7,272
  Diluted ..............................      8,584       7,833       7,509       8,965      8,009


                                              As of December 31,
                                 -----------------------------------------------
                                  2000      1999      1998      1997      1996
                                 -------   -------   -------   -------   -------
                                                  (in thousands)
Consolidated Balance Sheet Data:
Current assets ................. $26,420   $18,325   $18,278   $27,636   $22,407
Total assets ...................  50,364    40,222    41,400    33,157    33,795
Current liabilities ............   6,318     7,340    10,039     3,206     4,320
Long term debt, less current
 portion .......................      --    11,459    13,666     1,292     1,314
Total stockholders' equity .....  44,046    21,422    17,696    28,658    28,161

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our company develops, manufactures, markets and distributes products and services that are widely used in biomedical research. Our products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. We have a wide variety of products, including immunoassay and ELISA test kits, immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. We also manufacture and market custom oligonucleotides, peptides and antibodies to the specifications of our customers. We use recombinant DNA technology to produce cytokines and other proteins. We have registered our analyte specific reagents with the FDA and have received a license to sell these products as Class I Medical Devices. We market these products to in vitro diagnostic manufacturers and clinical reference laboratories as "active ingredients" in the tests they produce to identify various specific diseases or conditions. In order to market these products as medical devices, we are required to be in compliance with the FDA's Current Good Manufacturing Practices and Regulations. Through acquisitions and internal growth, we believe we have grown to include a unique combination of technological, production, and research and development skills resulting in a full spectrum of products and services for the worldwide pharmaceutical and biotechnology industries.

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

      In 2000, the Company incurred a net loss available to common stockholders of $4,019,300. The loss was primarily the result of redeemable preferred stock dividends and the accretion of redeemable preferred stock to its redemption value totaling $3,853,300 and charges of approximately $4,919,000, $663,000 related to specific gross profit activities and $4,256,000 related to specific general and administrative activities each of which are explained in the consolidated results of operations below.

      We currently manufacture products for inventory and ship products shortly after receipt of orders and anticipate that we will continue to do so in the future. Accordingly, we have not developed a significant backlog of products and do not anticipate we will develop a material backlog of products in the future.

Consolidated Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 1999

      Net Sales. Net sales were $32,209,600 in 2000 compared to $29,257,000 in 1999, an increase of $2,952,600 or 10.1%. North American sales, which represented 60.1% of consolidated net sales in 2000, grew $3,307,900 or 20.6% for the year, while European sales, which represent 25.4% of consolidated net sales in 2000, declined $930,100 or 10.2%. Sales from the rest of the world, representing 14.5% of total consolidated net sales in 2000 grew $574,800 or 14.1% over the prior year. North American sales grew due to increased sales of oligonucleotides, proteins and products related to signal transduction. In local currency, European sales grew $55,400 or .6% compared to the prior year. European research product sales, excluding the impact of foreign exchange, decreased 5.9% while sales of European clinical products, excluding the impact of foreign exchange, increased 2.6%. Sales in the rest of the world increased due to the increase in sales of clinical products.

      Gross Profit. Gross profit for the year ended December 31, 2000 was $18,610,100, resulting in a gross margin of 57.8%, compared to a gross profit of $18,186,500, and a gross margin of 62.2% for the year ended December 31, 1999. The gross margin of 57.8% for the year ended December 31, 2000 was negatively impacted by $663,000 or approximately 2.1% as a result of $570,500 of inventory valuation adjustments and $92,500 related to a sales allowance for a potential credit to a terminated distributor. In addition, gross margin was impacted $70,000 or .2% for the year ended December 31, 2000 due to the impact of foreign exchange. The Company also relocated it's primary manufacturing and corporate headquarters in 2000, moving from a previously owned 29,000 square foot building to a leased 52,000 square foot building causing the 2000 gross margin to be effected by higher on-going costs of the new facility. Our serum and media business, which represents approximately 7% of our 2000 net sales was impacted by increased raw material costs.

      Research and development. Research and development expense for the year ended December 31, 2000 was $3,575,400 compared to $3,315,400 for the year ended December 31, 1999, an increase of $260,000 or 7.8%. As a percentage of net sales, research and development expense was 11.3% for each of the years ended December 31, 2000 and 1999.

      Sales and marketing. Sales and marketing expense was $5,682,800 for the year ended December 31, 2000 and $4,736,900 for the year ended December 31, 1999, an increase of $945,900 or 20.0%. As a percentage of net sales, this represents 17.6% and 16.2% of net sales for each of the years ended December 31, 2000 and 1999 respectively. This increase was attributable primarily to $120,000 of increased advertising and promotional expenses, $450,000 of increased sales expenses in the United States, $322,000 increased expenses related to the addition of a direct sales force in the United Kingdom which began operations in January 2000, and $80,000 due to the hiring of two new senior sales and marketing executives to the Company in November 2000.

      General and Administrative. General and administrative expense was $9,070,700 and $4,460,300 for the years ended December 31, 2000 and 1999 respectively. This represents an increase of $4,610,400, or 103.4%. $4,256,000 of this increase was related to various charges including: (i) a non-cash stock compensation charge of $946,000 related to the hiring of a new Chief Executive Officer and Chief Operating

Officer in September 2000; (ii) $1.3 million of costs related to the retirement of the Company's previous Chief Executive and Chief Operating Officers; (iii) $745,000 of professional fees related to merger and acquisition work and legal cost related to an employee termination suit; (iv) $534,000 related to the transition to a new senior management team; (v) $523,000 related to the withdrawal of the Company's follow on stock offering; (vi) $120,000 increase in the reserve for bad debt and allowances and (vii) a reserve of $88,000 for a customer dispute. SG&A expenses before the $4,256,000 charges described above were $354,400 higher for the twelve months ended December 31, 2000 as compared to 1999, reflecting the Company's continued investment in its infrastructure.

      Amortization of intangibles. Amortization of intangible assets was $1,092,600 in 2000 and $1,060,700 in 1999. These amounts represent amortization of intangible assets acquired primarily in connection with the acquisitions of QCB and Biofluids in December 1998.

      Interest income. Interest income was $266,800 in 2000 compared to $397,200 in 1999. This interest income was derived from the interest income on cash invested in short-term securities.

      Interest expense. Interest expense was $302,000 in 2000 and $1,367,300 in 1999. Interest expense was related to the interest expense on the notes used to finance the acquisition of QCB and Biofluids in December 1998. The decrease in interest expense from 1999 to 2000 is the result of the pay off of notes payable in March 2000.

      Other income and (expense) net. Other income and (expense), net was $107,700 of net other income in 2000 compared to ($46,100) in 1999. The $107,700 of net income in 2000 consisted primarily of a gain of $82,000 from the liquidation of two European subsidiaries and $104,300 of gains realized on foreign currency transactions offset by a $99,300 loss on the sale of the Company's previous headquarters in November 2000. The $46,100 net other expense in 1999 was primarily losses realized on foreign currency transactions.

      Income tax expense (benefit). Income tax benefit was $573,000 in 2000 and income tax expense was $19,600 in 1999. The income tax benefit in 2000 was the result of tax benefits from research and experimentation and other permanent tax credits while the minimal income tax expense in 1999 was the result of the utilization of prior year operating losses in the European subsidiaries in 1999 and R & E and other permanent tax credits.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Net sales. Net sales were $29,257,000 in 1999 compared to $21,858,600 in 1998, an increase of $7,398,400 or 33.8%. $5,501,200 of the increase is attributable to the revenues generated from the QCB and Biofluids acquisitions in December 1998. The remaining increase is related to the increase in the volume of sales of assay kits and oligonucleotides. Foreign sales represented 47.0% of total sales in 1999 and 59.5% of total sales in 1998. Net sales in the United States were $15,518,000 in 1999 compared to $8,844,100 in 1998, an increase of $6,673,900 or 75.5%. $5,501,200 of the increase is attributable to the revenues generated from the QCB and Biofluids acquisitions in December 1998. The additional increase was generated primarily from the increase in the sales of assay kits and oligonucleotides. Net sales to Japan were $2,790,000 in 1999, an increase of $155,300, or 5.9%, over the prior year. European sales were $10,139,400 in 1999, an increase of $447,000 or 4.6%. The increase in European sales was primarily due to an increase in sales of assay kits.

      Gross profit. Gross profit in 1999 was $18,186,500, or 62.2% of net sales, compared to $8,670,000 or 39.7% of sales for 1998. The increased gross margin is primarily the result of a 1998 charge of approximately $4,966,000 related to the establishment in 1998 of valuation reserves for antibody inventories and the reduction of inventory value for ELISA test kits and products manufactured in Europe.

      Research and development. Research and development expense in 1999 was $3,315,400 and in 1998 was $2,648,300. Increased costs in domestic expenditures of approximately $1,002,000 were due to the additional expenditures of our QCB subsidiary acquired in December 1998. These costs were offset by a reduction of $297,000 in our European expenses related to staff and other cost reductions.

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

      Purchased in-process technology. The purchased in-process technology charge in 1998 of $4,222,000 relates to the portion of the QCB purchase price that was allocated to products in development which had not yet reached technological feasibility as of the acquisition date and did not have alternative future uses. In accordance with applicable accounting rules, purchased in-process technology is required to be expensed. See Note 2 of the Notes to Consolidated Financial Statements for further discussion on this item.

      Amortization of intangibles. Amortization of intangible assets was $1,060,700 in 1999 and $95,100 in 1998. The increase was due to the full year amortization of intangible assets acquired in connection with the acquisitions of QCB and Biofluids in December 1998.

      Interest income and expense. Interest expense of $1,367,300 in 1999 and $215,900 in 1998 was related to the interest expense on the notes used to finance the acquisition of QCB and Biofluids in December 1998. Interest income of $397,200 in 1999 and $513,400 in 1998 was derived from interest income on invested cash.

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

Quarterly Results

   The following table sets forth various unaudited statement of income data for the last eight quarters, which has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary to present fairly the information for each of the quarters below.

                             Dec. 31,    Sept. 30,   June 30,    March 31,   Dec. 31,    Sept. 30,   June 30,    March 31,
                               2000        2000        2000        2000        1999        1999        1999       1999
                             --------    --------    --------    --------    --------    --------    --------    --------
                                                                   (in thousands)
Net sales ................   $  7,719    $  8,150    $  8,449    $  7,891    $  6,880    $  7,470    $  7,588    $  7,319
Cost of goods sold .......      3,889       3,395       3,257       3,058       2,380       2,914       2,928       2,849
                             --------    --------    --------    --------    --------    --------    --------    --------
  Gross profit ...........      3,830       4,755       5,191       4,833       4,500       4,556       4,660       4,470
Research and
 development .............        982         872         899         822         954         802         765         794
Sales and marketing ......      1,617       1,325       1,393       1,346       1,378       1,124       1,164       1,071
General and
 administrative ..........      2,888       3,420       1,670       1,092       1,238       1,053       1,133       1,036
Amortization of
 intangibles .............        275         275         274         270         303         267         242         249
                             --------    --------    --------    --------    --------    --------    --------    --------
  Income (loss) from
   operations ............     (1,932)     (1,137)        954       1,303         627       1,310       1,356       1,320
Interest income
 (expense), net ..........        146          13         (11)       (182)       (231)       (253)       (247)       (239)
Other income (expense),
 net .....................         60         (47)         79          16        (179)         67          80         (14)
                             --------    --------    --------    --------    --------    --------    --------    --------
  Income (loss) before
   income taxes (benefit)      (1,726)     (1,171)      1,022       1,136         217       1,124       1,189       1,067
Income tax expense
 (benefit) ...............       (633)       (609)        317         352        (633)        223         184         246
                             --------    --------    --------    --------    --------    --------    --------    --------
  Net income (loss) ......     (1,093)     (561.6)        705         784         850         901       1,005         821

Redeemable preferred stock
 dividend and accretion of
 beneficial conversion
 feature                           --      (2,384)       (323)     (1,147)         --          --          --          --
                             --------    --------    --------    --------    --------    --------    --------    --------

Net income (loss)available
  to common stockholders     $ (1,093)   $ (2,946)   $    383    $   (363)   $    850    $    901    $  1,005    $    821
                             ========    ========    ========    ========    ========    ========    ========    ========

Net income (loss) per
 share available to
 common stockholders         $   (.11)   $   (.35)   $    .05    $   (.05)   $    .12    $    .12    $    .14    $    .11
                             ========    ========    ========    ========    ========    ========    ========    ========

Shares used to compute
 net income (loss)
 available to common
 stockholders                  10,324       8,362       7,930       7,717       7,234       7,248       7,190       7,179
                             ========    ========    ========    ========    ========    ========    ========    ========

Liquidity and Capital Resources

      Cash and cash equivalents as of December 31, 2000 of $10,632,600 increased by $5,988,100, or 128.9%, from $4,644,500 at December 31, 1999. The increase in cash was due in part to equity investments made by a major shareholder group ($12,883,900) in February and September of 2000 and two new executives ($850,000) in September 2000. Also, proceeds of $3,702,400 were received from the exercise of employee stock options and warrants. The Company also generated cash from operations of $3,423,200 for the year ended December 31, 2000. This was offset by $14,371,500 of principal payments relating to the extinguishment of debt incurred to acquire QCB and Biofluids in December 1998 and by capital expenditures of $2,152,300 which were primarily for the purchases of laboratory, manufacturing and computer equipment. Working capital, which is the excess of current assets over current liabilities was $20,102,100 at December 31, 2000 as compared to $10,984,900 at

December 31, 1999 representing an increase of $9,117,200 or 83.0%, principally due to the increase in cash and the repayment of short term notes payable.

      On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Redeemable Preferred Stock and received net proceeds of $8,415,200. These funds were used to reduce the Company's notes payable related to the acquisitions of QCB and Biofluids in December 1998.

      On September 18, 2000, two new executives of the Company invested a total of $850,000 in the Company, acquiring 51,400 shares of common stock. Additionally, on September 18, 2000, a major shareholder invested an additional $4,468,700, net of expenses, into the Company acquiring 300,000 shares of common stock.

      In the year ended December 31, 2000, the Company received $2,952,400 from the issuance of common stock related to the exercise of stock options and $750,000 from the exercise of warrants.

      The Company has never paid dividends on common stock and has no plans to do so in fiscal 2000. Our earnings will be retained for reinvestment in the business.

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

Recently Issued Accounting Standards

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The application of SFAS No. 133 will not have an affect on the Company's financial reporting.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on recognition, presentation, and disclosure of revenues in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. Application of SAB No. 101 did not have an affect on the Company's financial reporting.

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

      A significant portion of our sales has been to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health and similar domestic and international agencies. Although the level of research funding has increased during the past several years, we cannot assure that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

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

We rely on raw materials and specialized equipment for our manufacturing, which we may not always be able to obtain on favorable terms.

      Our manufacturing process relies on the continued availability of high-quality raw materials and specialized equipment. It is possible that a change in vendors, or in the quality of the raw materials supplied to us, could have an adverse impact on our manufacturing process and, ultimately, on the sale of our finished products. We have from time to time experienced a disruption in the quality or availability of key raw materials, which has created minor delays in our ability to fill orders for specific test kits. This could occur again in the future, resulting in significant delays, and could have a detrimental impact on the sale of our products and our results of operations. In addition, we rely on highly specialized manufacturing equipment that if damaged or disabled could adversely affect our ability to manufacture our products and therefore negatively impact our business.

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

      We incur significant research and development expenses to develop new products and technologies. There can be no assurance that any of these products or technologies will be successfully developed or that if developed, will be commercially successful. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies. Any failure to translate research and development expenditures into successful new product introductions could have an adverse effect on our business.

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

      In addition, from time to time we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to obtain a license for these technologies from these third parties or discontinue the products. There can be no assurance that we will be able to continue to successfully identify new technologies developed by others. Even is we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all. If we lose the rights to patented technology, we may need to discontinue selling certain products or redesign our products, and we may lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share for certain products. Our licenses typically subject us to various commercialization, sublicensing, minimum payment, and other obligations. If we fail to comply with these requirements, we could lose important rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent. We do not always receive significant indemnification from a licensor against third party claims of intellectual property infringement.

      We are currently in the process of negotiating several of these licenses and expect that we will also negotiate these types of licenses in the future. There can be no assurances that we will be able to negotiate these licenses on favorable terms, or at all.

Our future success depends on the timely introduction of new products and the acceptance of these new products in the marketplace.

      Our ability to gain access to technologies needed for new products and services also depends in part on our ability to convince licensors that we can successfully commercialize their inventions. We cannot assure that we will be able to continue to identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all.

If we fail to introduce new products, or our new products are not accepted by potential customers, we may lose market share.

      Rapid technological change and frequent new product introductions are typical for the markets we serve. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage because customers make an investment of time in selecting and learning to use a new product, and then are reluctant to switch. To the extent we fail to introduce new and innovative products, we may lose market share to our competitors, which will be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business.

      In the past we have experienced, and are likely to experience in the future, delays in the development and introduction of products. We cannot assure that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

 .     availability, quality and price relative to competitive products;

 .     the timing of introduction of the product relative to competitive products;

 .     customers' opinion of the products utility;

 .     ease of use;

 .     consistency with prior practices;

 .     scientists' opinion of the product's usefulness;

 .     citation of the product in published research; and

 .     general trends in life sciences research.

      The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could materially adversely affect our business, operating results and financial condition.

      The development, introduction and marketing of innovative products in our rapidly evolving markets will require significant sustained investment. We cannot assure their cash from operations or other sources will be sufficient to meet these ongoing requirements.

Failure to attract and retain qualified scientific or production personnel or loss of key management or key personnel could hurt our business.

      Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing is critical to our success. Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining this qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there can be no assurance that we will be able to continue to successfully attract qualified personnel. In addition, our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would adversely affect our business. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time.

      Our success also will continue to depend to a significant extent on the members of our management team and, in particular, on our Chief Executive Officer and President, Russell D. Hays. We do not maintain any "key man" insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of Mr. Hays or of any of our other key management or employees, could have a material adverse effect upon our business.

Many of our customers are obtaining our products through new distribution channels and methods that may adversely impact our results of operations and financial condition.

      A number of our customers have developed purchasing initiatives to reduce the number of vendors they purchase from in order to lower their supply costs. In some cases, these customers have established agreements with large distributors which include discounts and the distributors' direct involvement with the purchasing process. For similar reasons, many larger customers, including the federal government, have special pricing arrangements, including blanket purchase agreements. These agreements may limit our pricing flexibility with respect to our products, which could adversely impact our business, financial condition and results of operations. In addition, although we accept and process some orders through our Internet website, we also implement sales through a third party Internet vendor. Internet sales through third parties will negatively impact our gross margins because we pay commission on these Internet sales. On the other hand, if we do not enter into arrangements with third-party e-commerce providers, we may lose customers who prefer to purchase products using these Web sites. Our business may be harmed as a result of these Web sites or other sales methods which may be developed in the future.

We rely on international sales, which are subject to additional risks.

      International sales accounted for approximately 42.0% of our revenues in 2000 and 47.0% of our revenues in 1999. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

 .     unexpected changes in regulatory requirements and tariffs;

 .     difficulties and costs associated with in staffing and managing foreign operations, including foreign distributor relationships;

 .     longer accounts receivable collection cycles in certain foreign countries;

 .     adverse economic or political changes;

 .     unexpected changes in regulatory requirements;

 .     more limited protection for intellectual property in some countries;

 .     changes in our international distribution network and direct sales force;

 .     potential trade restrictions, exchange controls and import and export licensing requirements;

 .     problems in collecting accounts receivable; and

 .     potentially adverse tax consequences of overlapping tax structure.

      We intend to continue to generate revenues from sales outside North America in the future. Future distribution of our products outside North
America also may be subject to greater governmental regulation. These regulations, which include requirements for approvals or clearance to market, additional time required for regulatory review and sanctions imposed for violations, as well as the other risks indicated in the bullets listed above, vary by country. We may not be able to obtain regulatory approvals in the countries in which we currently sell our products or in countries where we may sell our products in the future. In addition, we may be required to incur significant costs in obtaining necessary regulatory approvals. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in a material reduction in our revenues and earnings.

      We also depend on third-party distributors for a material portion of our international sales. If we lose or suffer any significant reduction in sales to any material distributor, our business could be materially adversely affected.

      In addition, approximately 20% of our sales are made in foreign currencies, primarily Belgian francs, British pounds, and German marks. Although a significant portion of the foreign currencies in which we conduct our business is currently, or may in the future be, denominated in Euros as a result of the European Monetary Union, we are not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

Our operating results may fluctuate.

      Our operating results may vary significantly quarter to quarter and from year to year as a result of a variety of factors. These factors include:

 .     level of demand for our products;

 .     changes in our customer and product mix;

 .     timing of acquisitions and investments in infrastructure;

 .     competitive conditions;

 .     timing and extent of intellectual property litigation;

 .     exchange rate fluctuations; and

 .     general economic conditions.

      We believe that quarterly comparisons of our financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance. Additionally, if our operating results in one or more quarters do not meet the expectations of security analysts or others, the price of our common stock could be materially adversely affected.

      Our continued investment in product development and sales and marketing are significantly ongoing expenses. If revenue in a particular period falls short of expectations, we may not be able to reduce significantly our expenditures for that period, which would materially adversely affect the operating results for that period.

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

      We experience a slowing of sales in Europe during the summer months and worldwide during the Christmas holidays. Generally, our fourth quarter revenues are lower than our revenues in each of the first three quarters of the year. We believe that period to period comparisons of our operating results may not necessarily be reliable indicators of our future performance. It is likely that in some future period our operating results will not meet expectations or those of public market analysts, which could result in reductions in the market price of our common stock.

Potential product liability claims could affect our earnings and financial condition.

      We face a potential risk of liability claims based on our products and services, and we have faced such claims in the past. We carry product liability insurance coverage which is limited in scope and amount but which we believe to be adequate. We cannot assure you, however, that we will be able to maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure that this insurance will be adequate to protect us against a product liability claim, should one arise.

The labor laws applicable to our employees in Europe may restrict the flexibility of our management.

      As of March 21, 2001, 50 of our 237 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

                       Risks Associated With Our Industry

The biomedical research products industry is very competitive, and we may be unable to continue to compete effectively in this industry in the future.

      We are engaged in a segment of the biomedical research products industry that is highly competitive. We compete with many other suppliers and new competitors continue to enter the markets. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staffs, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may also be more successful than us in producing and marketing their products. We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

 .     product performance, features and liability;

 .     price;

 .     timing of product introductions;

 .     ability to develop, maintain and protect proprietary products and technologies;

 .     sales and distribution capabilities;

 .     technical support and service;

 .     brand royalty;

 .     applications support; and

      breadth of product line.

      If a competitor develops superior technology or cost-effective alternatives to our products, our business, financial condition and results of operations could be materially adversely affected.

      Our competitors have in the past and may in the future compete by lowering prices. We may respond by lowering our prices, which could reduce revenues and profits. Conversely, failure to anticipate and respond to price competition may damage our market share.

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

      Our common stock is quoted on the Nasdaq National Market, and there has been substantial volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including:

 .     fluctuations in our quarterly operating and earnings per share results;

 .     the gain or loss of significant contracts;

 .     loss of key personnel;

 .     announcements of technological innovations or new products by us or our competitors;

 .     delays in the development and introduction of new products;

 .     legislative or regulatory changes;

 .     general trends in the industry;

 .     recommendations and/or changes in estimates by equity and market research analysts;

 .     biological or medical discoveries;

 .     disputes and/or developments concerning intellectual property, including patents and litigation matters;

 .     public concern as to the safety of new technologies;

 .     sales of common stock of existing holders;

 .     securities class action or other litigation; and

 .     developments in our relationships with current or future customers and suppliers; and

 .     general economic conditions, both in the United States and abroad.

      As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998 through March 20, 2001 and from $6.88 to $13.69 per share from January 1, 2001 through March 20, 2001. For additional information regarding the price range of our common stock, see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

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

      Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 30.6% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 20, 2001. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

 .     will be able to significantly influence the composition of our board of directors;

 .     will significantly influence all matters requiring stockholder approval, including change of control transactions; and

 .     will continue to have significant influence over our business.

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

      Our executive officers, directors and principal stockholders beneficially own approximately 30.6% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 20, 2001. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

Absence of dividends could reduce our attractiveness to you.

      Some investors favor companies that pay dividends, particularly in general downturns in the stock market. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and we do not currently anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, the return on this investment likely depends on selling this stock at a profit.

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

Item 8. Financial Statements and Supplementary Data

                                                                          Page
                                                                          ----

Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheets at December 31, 2000 and December 31, 1999...  F-3

Consolidated Statements of Operations for years ended December 31, 2000,
 1999 and 1998...........................................................  F-4

Consolidated Statements of Stockholders' Equity for years ended December
 31, 2000, 1999 and 1998.................................................  F-5

Consolidated Statements of Cash Flows for years ended December 31, 2000,
 1999 and 1998...........................................................  F-6

Notes to Consolidated Financial Statements as of December 31, 2000
and 1999 and for years ended December 31, 2000, 1999 and 1998 ...........  F-7

Financial Statement Schedule--Valuation and Qualifying Account  ......... F-23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Information with Respect to Directors and Executive Officers

      The following table sets forth information with respect to our directors, executive officers and key employees as of March 20, 2001:

Name                               Age  Position
----                               ---  --------

Russell D. Hays..................  56   Chairman of the Board, President and
                                         Chief Executive Officer

Charles C. Best.................   41   Chief Financial Officer, Executive
                                         Vice President, Finance

George Uveges...................   53   Chief Operating Officer, Executive
                                         Vice President

David S. Thrower................   37   Vice President, Global Marketing

Brent W. Keller.................   49   Vice President, Global Sales and
                                         Business Development

Cirilo D. Cabradilla, Jr., Ph.D.   53   Vice President, Molecular Biology

Kevin J. Reagan, Ph.D...........   49   Vice President, Immunology

Jozef Vangenechten, Ph.D. ......   46   General Manager, BioSource Europe, S.A

Jean-Pierre L. Conte*............  37   Director

Leonard M. Hendrickson*.........   53   Director

David J. Moffa, Ph.D.*..........   58   Director

John R. Overturf, Jr.**.........   40   Director

Robert D. Weist**...............   61   Director

Robert J. Weltman**.............   35   Director

----------
*     Member of the Compensation Committee.

**    Member of the Audit Committee.

      Mr. Hays joined BioSource in September 2000. Prior to his position with the Company, Mr. Hays was President, Chief Executive Officer and a director of NEN Life Sciences, Inc. from January 2000 to September 2000. From February 1998 to December 1999, Mr. Hays was President and Chief Executive Officer of Resound Corporation. From May 1995 to February 1998, he was Executive Vice President and President, Hospital Business, a division of Nellcor, Puriton Bennett. Mr. Hays served as president and CEO of Sequenom, Inc. and Enzyrech, Inc. In addition, Mr. Hays has held senior executive positions at Baxter International, Stryker Corporation and American Hospital Supply Corp. Mr. Hays holds a Bachelor of Science degree in Physics from Elmhurst College and a Masters degree in Business from Northwestern University.

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

      Mr. Uveges became Chief Operating Officer in September 2000. Prior to joining BioSource, Mr. Uveges was Chief Financial Officer of NEN Life Sciences, Inc. from July 1997 to September 2000. From June 1996 to February 1997, Mr. Uveges was Chief Financial Officer and Vice President of Administration of Gelman Sciences, Inc. From April 1991 to March 1996, Mr. Uveges was CFO, Treasurer and Vice President of Administration with G.I. Plastek. Mr. Uveges is a CPA and holds a Bachelors degree in Business Administration from Cleveland State University and a Masters of Business from Baldwin Wallace College.

      Cirilo D. Cabradilla, Jr., Ph.D. became Vice President of Molecular Biology and President of our Keystone division in November 1995. From 1991 to 1995, Dr. Cabradilla served as President of Keystone Laboratories, Inc. From 1988 to 1991, Dr. Cabradilla was Vice President, Product Development, of Vascor, a pharmaceutical company. Dr. Cabradilla was an Assistant Professor of Viral Oncology from 1996-1997 at the University of Pennsylvania, School of Veterinary Medicine. He did his postdoctoral training at the National Cancer Institute from 1974-1977. Dr. Cabradilla received a Bachelor of Science and a Ph.D. degree in Biochemistry from the University of California at Davis.

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

      David Thrower became Senior Vice President of Global Marketing in November 2000. Mr. Thrower served as Senior Vice President of Global Marketing for GN Resound, Inc. from 1998 to 1999. From 1993 to 1998 Mr. Thrower worked for Quattro Consulting, Inc. and served as their Vice President from 1996 to 1998. Mr. Thrower holds a Master degree in Business Administration from Harvard Graduate School of Business Administration, and a Bachelor's degree in Mathematics and Computational Sciences from Stanford University.

      Brent Keller became Senior Vive President Global Sales and Business Development in November 2000. Prior to joining BioSource, Mr. Keller served as Director of Marketing, Sales and Business Development with Chemicon International from 1999 to 2000. From 1994 to 1999 Mr. Keller held the position of General Manager of Instrument Systems with Stratagene. From 1987 to 1994, Mr. Keller was Founder and President of Conceptual Marketing International. He has also held various executive management positions with Beckman Instruments, Infinitek, Inc., Becton Dickinson and Bio-Rad Labs. Mr. Keller received a B.S. in Biology from Rensselaer Polytechnic Institute and a Masters of Business Administration from Pepperdine University.

      Jozef Vangenechten, Ph.D. became Managing Director of BioSource Europe, S.A. in February 1998. From 1988 to February 1998, Dr. Vangenechten worked for Societe Generale de Surveillance, n.v., an international provider of environmental compliance services, most recently as Managing Director of SGS's EcoCare Environmental Services division.

      Jean-Pierre L. Conte has served as a director of BioSource since February 2000. Mr. Conte is a Managing Director of Genstar Capital LLC, which is the sole general partner of Genstar Capital Partners II, L.P., a private equity limited partnership and a Managing Director of Genstar Capital, L.P. which is the sole general partner of Genstar Capital Partners III L.P. Prior to joining Genstar in 1995, he was a principal for six years at the NTC Group, Inc., a private equity investment firm. He is a director of several private companies. Mr. Conte earned a Masters of Business

Administration from Harvard University Graduate School of Business and a Bachelor of Arts from Colgate University. Mr. Conte has been appointed to the Board of Directors pursuant to an investor rights agreement among Genstar, Stargen and us, which is described under "Item 13. Certain Relationships and Related Transactions."

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

      David J. Moffa, Ph.D. has been a director of BioSource since April 1995. Dr. Moffa serves: as the Regional Director and as special projects director for Lab Corporation of America, Inc. located in Fairmont, West Virginia, positions he has held since 1982 and 1984, respectively; as director of LabCorp in Pittsburgh Pennsylvania, a position held since 1985. Dr. Moffa also serves as an advisor and consultant to various diagnostic, scientific and health care facilities, and is an owner and developer of GM Realty and Moffa Properties. Dr. Moffa also serves on a number of committees and boards of directors of various privately held companies and governmental offices, including One Valley Bank, Inc. Dr. Moffa has completed a post doctoral fellowship in Clinical Biochemistry at the West Virginia University National Institutes of Health, holds a Ph.D. in Medical Biochemistry from the West Virginia School of Medicine, a Masters of Science degree in Biochemistry from West Virginia University and a Bachelor of Arts degree in Pre-Medicine from West Virginia University.

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

      Robert J. Weltman has served as a director of BioSource since February 2000. He is currently a Principal of Genstar Capital LP, the sole general partner of Genstar Capital Partners II, L.P., a private equity limited partnership. Mr. Weltman joined Genstar in August 1995. Prior to joining Genstar, from July 1993 to July 1995, Mr. Weltman was an Associate with Robertson, Stephens & Company, an investment banking firm. Mr. Weltman holds an AB degree in chemistry from Princeton University. Mr. Weltman has been appointed to the Board of Directors pursuant to an investor rights agreement among Genstar, Stargen and us, which is described under "Item 13. Certain Relationships and Related Transactions."

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2000, all our executive officers, directors and greater-than-ten percent stockholders complied with all
Section 16(a) filing requirements, except for the following; Leonard Hendrickson, David Moffa, Ph.D., John Overturf, Jr. and Robert Weist each failed to timely file a Form 5 for certain options granted in December 2000.

Item 11. Executive Compensation

Summary Compensation Table

      The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to us in all capacities for each of the three years ended December 31 indicated below.

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation               Long Term Compensation
                                                  --------------------------------------    -------------------------
                                                                                            Number of
                                   Year Ended                                  Other        Securities
Name and                            December                                   Annual       Underlying    All Other
Principal Position (1)                 31,          Salary         Bonus    Compensation      Options    Compensation
--------------------------------   ----------     -----------    ---------  ------------    -----------  ------------
Russell D. Hays.................      2000        $107,000(2)      $56,164      105(13)       350,000     57,428(3)
   Chairman of the Board,
   Chief Executive Officer and
   President

James H. Chamberlain............      2000        $177,000(4)      $75,000    24,849(5)                   73,000(6)
   Chairman of the Board              1999         250,000          90,000    17,634(7)
   Chief Executive Officer and        1998         250,000          25,000    18,084(8)       100,000
   President

Gus E. Davis....................      2000        $164,500(9)      $52,000    5,890(10)
   Chief Operating Officer            1999         154,000          55,000    6,499(11)
   and Executive Vice President       1998         150,000           8,000    6,395(12)        25,000

Charles C. Best.................      2000        $142,200         $22,500      489(13)        20,000
   Chief Financial Officer            1999          11,250(14)           0        0            30,000
   and Executive Vice President

Richard O. Buford...............      2000         $99,700         $18,750      404(13)        10,000        (15)
   Vice President, Human              1999         102,718          13,700      614(13)
   Resources and Secretary            1998          97,000          10,000      760(13)        14,500

----------
(1) For a description of employment agreements between certain executive officers and the Company, see "Employment Agreements with Executive Officers" below.
(2)   Mr. Hays joined the Company on September 18, 2000.
(3)   Relocation expenses.
(4)   Mr. Chamberlain resigned as of September 18, 2000.
(5) Consists of $19,409 for an auto lease paid by the Company, $4,740 for country club membership dues paid by the Company, and $700 for a group life insurance premium paid by the Company.
(6)   Represents severance payments.
(7) Consists of $11,616 for an auto lease paid by the Company, $4,740 for country club membership dues paid by the Company, and $1,278 for a group life insurance premium paid by the Company.

(8) Consists of $11,616 for an auto lease paid by the Company, $4,740 for country club membership dues paid by the Company, and $1,728 for a group life insurance premium paid by the Company.
(9)   Mr. Davis resigned as of December 31, 2000.
(10) Consists of $5,400 for a car allowance paid by the Company and $490 for a group life insurance premium paid by the Company.
(11) Consists of $5,400 for a car allowance paid by the Company and $1,099 for a group life insurance premium paid by the Company.
(12) Consists of $4,955 for a car allowance paid by the Company and $1,440 for a group life insurance premium paid by the Company.
(13)  Consists of group life insurance premiums paid by the Company.
(14)  Mr. Best joined the Company on December 1, 1999.
(15)  Mr. Buford resigned as of February 15, 2001.

Option Grants in Last Fiscal Year

     The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 2000 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                             Potential
                                    Number of                                                           Realizable Value of
                                    Securities    Percent of Total                                         Assumed Annual
                                    Underlying    Options Granted       Exercise of                        Rates of Stock
                                     Options      to Employees in       Base Price                       Price Appreciation
Name                                 Granted(1)    Fiscal Year(2)       ($/sh.)(3)    Expiration Date    for Option Term (1)
-------------------------------   --------------  ----------------    --------------  ---------------  -----------------------
                                                                                                          5%($)       10%($)
                                                                                                       ----------   ----------
Russell D. Hays................       350,000           27%                15.00         09/18/10      $3,301,697   $7,129,225

Charles C. Best................        20,000            2%                16.56         12/15/10        $208,321     $449,820

Richard O. Buford..............        10,000            1%                16.56         12/15/10        $104,161     $224,910

----------
(1) Options granted in 2000 vest over various periods. The options were granted for a term of 10 years.
(2) Options covering an aggregate of 1,314,198 shares were granted to employees of the Company and its subsidiary during the year ended December 31, 2000.
(3) The exercise price and the tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

Option Exercises and Stock Options Held at Fiscal Year End

      The following table sets forth, for those Named Executive Officers who held stock options at fiscal year end, certain information regarding options exercised in fiscal year 2000, the number of shares of common stock underlying stock options held and the value of options held at fiscal year end based upon the last reported sales price of the common stock on the NASDAQ market on December 31, 2000 ($15.31 per share).

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                      Number of Securities
                                    Shares                           Underlying Unexercised              Value of Unexercised
                                 Acquired on                               Options at                   in-the-Money Options at
Name                               Exercise     Value Realized          December 31, 2000                  December 31, 2000
----                               --------     --------------          -----------------                  -----------------
                                     (#)             ($)          Exercisable      Unexercisable     Exercisable       Unexercisable
                                     ---             ---          -----------      -------------     -----------       -------------
Russell D. Hays..............           --               --              --            350,000        $       --         $  109,550
James H. Chamberlain (1).....       70,000        1,741,250         367,500                 --        $4,632,653                 --
Gus E. Davis (2).............       90,000        2,040,782              --                 --                --                 --
Charles C. Best..............        3,500           80,718           4,625             41,875        $   51,914         $  497,182
Richard O. Buford (3)........       31,500          734,062          22,000             10,000        $  292,911         $        0

----------
(1)   Resigned as of September 18, 2000.
(2)   Resigned as of December 31, 2000.
(3)   Resigned as of February 15, 2001

Compensation of Directors

Our non-employee corporate directors currently are paid $2,000 for each board meeting attended, and $1,000 per year for service on a board committee. We pay out of pocket fees of attendance. In addition, non-employee directors have received an annual grant of 4,000 non-statutory stock options, exercisable at the fair market value of our common stock on the date of grant, and which fully vest on the date of grant. In 2000, our European non-employee director received 10,000 options at the fair market value of our common stock on the date of grant, which vest over a 4-year period.

Employment Agreements with Executive Officers

      We have entered into a letter agreement with Russell D. Hays to serve as our President and Chief Executive Officer and Chairman of the Board of Directors, effective as of September 18, 2000. Pursuant to this agreement Mr. Hays receives an annual base salary of $395,000, which we may increase, at our sole discretion, at the end of each year of his employment. In addition, Mr. Hays is eligible to receive an annual bonus under our management incentive plan. In the event of a "change of control" all stock options granted to Mr. Hays will immediately vest. According our agreement with Mr. Hays, a "change of control" includes, (i) the acquisition by any person or entity unaffiliated with Genstar Capital LLC of capital stock representing at least 40% of the total voting power of all our outstanding capital stock; (ii) our entering into an agreement for the transfer of all or substantially all of our assets or an agreement to merge or otherwise consolidate or reorganize with any other entity, which transaction results in the holders our common stock immediately prior to such transaction holding less than 60% of the total voting power of the entity to which our assets are transferred or which survives a merger, consolidation or reorganization; (iii) an issuance by us to any party or parties unaffiliated with Genstar Capital LLC otherwise than on a pro rata basis additional shares of capital stock representing more than 40% of the total voting power or our capital stock; or (iv) the persons who were directors as of September 18, 2000 cease to comprise a majority of our Board of Directors. If Mr. Hays is terminated for any reason other than cause (as defined in the agreement), we have agreed to pay him one year's salary over the regular pay period and provide health care benefits for a year.

      We have also entered into a letter agreement with George Uveges to serve as our Chief Operating Officer, effective as of September 18, 2000. Pursuant to this agreement Mr. Uveges receives an annual base salary of $220,000, which we may increase, at our sole discretion, at the end of each year of his employment. In addition, Mr. Uveges is eligible to receive an annual bonus under our management incentive plan. In the event of a "change of control" all stock options granted to Mr. Uveges will immediately vest. According our agreement with Mr. Uveges, a "change of control" includes, (i) the acquisition by any person or entity unaffiliated with Genstar Capital LLC of capital stock representing at least 40% of the total voting power of all our outstanding capital stock; (ii) our entering into an agreement for the transfer of all or substantially all of our assets or an agreement to merge or otherwise consolidate or reorganize with any other entity, which transaction results in the holders our common stock immediately prior to such transaction holding less than 60% of the total voting power of the entity to which our assets are transferred or which survives a merger, consolidation or reorganization; (iii) an issuance by us to any party or parties unaffiliated with Genstar Capital LLC otherwise than on a pro rata basis additional shares of capital stock representing more than 40% of the total voting power or our capital stock; or
(iv) the persons who were directors as of September 18, 2000 cease to comprise a majority of our Board of Directors. If Mr. Uveges is terminated for any reason other than cause (as defined in the agreement), we have agreed to pay him one year's salary over the regular pay period and provide health care benefits for a year.

      Effective as of December 17, 1999, Charles C. Best entered into a separation agreement with us. In the event we experience a "change of control," and the employment of Mr. Best with us is terminated within one year of the "change of control," we are obligated to continue to pay Mr. Best his then-current base salary for a period of 12 months following the effective date of such termination. For purposes of Mr. Best's separation agreement, a "change of control" includes (i) the acquisition by any person or entity of shares of our capital stock entitled to exercise 35% or more of the total voting power of our stockholders, (ii) the execution by us of an agreement to sell or otherwise transfer all or substantially all of our assets or the execution by us of an agreement to merge, consolidate or reorganize with any other corporation or entity, which results in less than 75% of the total voting power represented by the capital stock or other equity interests of the corporation or entity to which our assets are sold or transferred or surviving such merger, consolidation or reorganization being held by the persons and entities who were holders of our common stock immediately prior to such agreement, (iii) the issuance by us, otherwise than on a pro rata basis, of additional shares of capital stock representing (after giving effect to such issuance) more than 35% of the total voting power of our stockholders, or (iv) if the persons who were our directors as of the date of the separation agreement cease to comprise a majority of our Board of Directors.

Stock Option Plans

      We adopted a Stock Option Plan (the "1993 Plan") in 1993. The purpose of the 1993 Plan is to attract, retain and motivate certain of our key employees by giving them incentives which are linked directly to increases in the value of our common stock. Each of our officers, directors and employees and under certain circumstances, our consultants are eligible to be considered for the grant of awards under the 1993 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 1993 Plan is 2,000,000, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised are again available for issuance under the 1993 Plan.

      The 1993 Plan authorizes the Compensation Committee to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of (1) shares of our common stock, (2) an option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to our common stock, or (3) any other security or benefit with a value derived from the value of our common stock. Any stock option granted may be an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or a nonqualified stock option.

      As of March 20, 2001, the Board had granted options under the 1993 Plan covering an aggregate of 2,000,000 shares of common stock to certain of our directors, officers and employees, of which options to purchase 852,106 shares were outstanding.

      In January 2000, our Board of Directors approved the 2000 BioSource International, Inc. non-qualified stock option plan (the "2000 Plan"). Under the 2000 Plan, non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the company's common stock. Options granted under the 2000 Plan are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant. As of March 21, 2001, the Board had granted options under the 2000 Plan covering an aggregate of 1,169,000 shares of common stock to certain of our directors, officers and employees, of which, as of March 20, 2001, options to purchase 1,156,000 shares were outstanding.

      The Compensation Committee of our Board of Directors currently administers our stock option plans.

Compensation Committee Interlocks and Insider Trading Participation

      The Compensation Committee currently consists of Messrs. Hendrickson, Moffa and Conte. The compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administrating our stock option and executive incentive compensation plans. None of the members of the compensation committee is a current or former officer or employee of the Company. None of our executive officers served as a member of the compensation committee or other similar committee or the board of directors of any other entity of which an executive officer served on our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

      The following table sets forth as of March 21, 2001 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each person listed is in care of BioSource International, Inc., 542 Flynn Road, Camarillo, California 93012, and the address of Messrs. Conte, Weltman and Genstar Capital LLC is 555 California Street, Suite 4850, San Francisco, California 94104.

                                                        Number of Shares of
                                                            Common Stock
                   Name and Address                    Beneficially Owned (1)     Percent (2)
                   ----------------                    ----------------------     -----------
Genstar Capital LLC (3)............................           3,278,567              28.1%
Jean-Pierre L. Conte (3)...........................           3,367,405              28.8%
Franklin Advisors (4)                                           974,000               9.4%
Russell D. Hays (5)................................              40,000                *
Leonard M. Hendrickson (6).........................              84,200                *
David J. Moffa, Ph.D. (7)..........................              35,900                *
John R. Overturf, Jr. (8)..........................              18,000                *
Robert D. Weist (9)................................              61,000                *
Robert J. Weltman (10).............................               3,333                *
Charles C. Best (11)...............................               7,125                *
George Uveges (12).................................              12,428                *
All of the directors and executive officers as a
   group (nine persons) (13).......................           3,629,391              30.6%

----------
*     Less than one percent.

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 21, 2000.
(2) Percentage ownership is based on 10,397,753 shares of common stock outstanding as of March 20, 2000.
(3) Genstar Capital Partners II, L.P. holds 2,008,025 shares of common stock and 1,262,542 shares of common stock issuable upon exercise of warrants and Stargen II LLC holds 34,380 shares of common stock and 24,458 shares of common stock issuable upon exercise of warrants, all of which are currently convertible or exercisable. Includes 8,000 stock options held by Genstar Capital Partners II L. P.. In addition, Mr. Conte holds 30,000 shares of common stock, Richard F. Hoskins holds 16,667 shares of common stock and Richard D. Paterson holds 16,667 shares of common stock. Genstar Capital LLC is the general partner of Genstar Capital Partners II, L.P. Mr. Conte, Mr. Hoskins and Mr. Paterson are the managers and managing directors of Genstar Capital LLC and are members of Stargen, and Mr. Paterson is the Administrative Member of Stargen. In such capacities Messrs. Conte, Hoskins and Paterson may be deemed to beneficially own shares of common stock beneficially held by Genstar Capital Partners and

      Stargen, but disclaim such beneficial ownership, except to the extent of their economic interest in these shares. Messrs. Conte, Hoskins, Paterson, Genstar Capital LLC, Genstar Capital Partners II, L.P. and Stargen II LLC may be deemed to be acting as a group in relation to their respective holdings in BioSource but do not affirm the existence of any such group.
(4) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on February 1, 2001 by Franklin Advisors, Inc. Franklin Resources, Inc., Charles B. Johnson and Rupert H. Johnson, Jr.
(5)   Includes 40,000 shares of common stock owned.
(6) Includes (i) 71,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 20, 2001; (ii) 1,300 shares of common stock owned; (iii) 4,000 shares of common stock held of record by two of Mr. Hendrickson's minor children; and (iii) 7,900 shares of common stock held in the Microchemics Simplified Employee Pension Plan.
(7) Includes (i) 28,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 20, 2001; (ii) 550 shares of common stock held solely by Dr. Moffa's spouse; (iii) 4,000 shares of common stock held jointly with Dr. Moffa's spouse; and (iv) 2,850 shares of common stock held directly.
(8) Includes (i) 16,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 20, 2001; and (ii) 2,000 shares of common stock owned.
(9) Includes 61,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 20, 2001.
(10) Includes (i) 3,333 shares of common stock held directly. Mr. Weltman is also a Principal of Genstar Capital LP and a member, but not a managing member, of Stargen II LLC. Mr. Weltman does not have power to vote or dispose of, or to direct the voting or disposition of, any securities beneficially owned by Genstar Capital LLC or Stargen II LLC. Mr. Weltman disclaims that he beneficially owns any shares of common stock beneficially owned by Genstar Capital LLC or Stargen II LLC, except to the extent of his economic interest in shares owned by Genstar Capital LLC or Stargen II LLC.
(11) Includes 7,125 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 20, 2001.
(12)  Includes 12,428 shares of common stock owned.
(13) Includes (i) 191,625 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 20, 2001; (ii) 1,287,000 shares of common stock reserved for issuance upon exercise of warrants and (iii) includes 2,150,766 shares of common stock owned.

Item 13. Certain Relationships and Related Transactions

      On January 10, 2000, we entered into a securities purchase agreement with Genstar Capital Partners II, L.P. and Stargen II LLC. Pursuant to this agreement, we sold Genstar and Stargen a total of 371,300 shares, including 364,244 to Genstar and 7,056 to Stargen, of our Series B Preferred Stock for $9,000,312 in the aggregate. These shares were initially convertible into 1,485,200 shares, including 1,456,976 for Genstar and 28,224 for Stargen, of our common stock. In addition, we issued to Genstar and Stargen warrants to purchase a total of 1,287,000 shares of our common stock, including 1,262,542 to Genstar and 24,458 to Stargen, exercisable at $7.77 per share. Under the investor rights agreement among Genstar, Stargen and us, executed in connection with the securities purchase agreement, Genstar and Stargen also have the right to appoint two out of our seven directors to our Board of Directors as long as they beneficially own, in the aggregate, at least 750,000 shares of common stock, or one director if they beneficially own at least 495,000 shares. Pursuant to the investor rights agreement, we appointed Jean-Pierre L. Conte, a Managing Director of Genstar Capital LLC, and Robert J. Weltman, a Vice President of Genstar Capital LLC, to our Board of Directors. Genstar and Stargen also have the right of first refusal to purchase additional shares and the right to require us to register their shares of our common stock underlying the preferred stock and the warrants. The consummation of the securities purchase agreement, including the issuance of the shares of Series B Preferred Stock and the warrants, occurred on February 15, 2000. Pursuant to the securities purchase agreement, we paid a $270,009 transaction fee to Genstar Capital LLC and reimbursed all of the fees and expenses of approximately $195,426, incurred by Genstar Capital Partners and its affiliates in connection with the securities purchase agreement.

      On September 20, 2000, pursuant to the terms of the Certificate of Designation of Preferences, Rights and Limitations of our Series B Preferred, all issued and outstanding shares of Series B Preferred Stock were automatically converted into an aggregate of 1,556,574 shares of common stock, including 1,526,922 shares of common stock issued to Genstar and 29,652 shares of common stock issued to Stargen.

      In connection with the respective employment of Russell D. Hays as our President, Chief Executive Officer and Chairman of the Board of Directors, and George Uveges as our Chief Operating Officer, we entered into a Securities Purchase Agreement, effective as of August 9, 2000, with Genstar Capital Partners II, L.P. Genstar agreed to purchase from us 300,000 shares of the our common stock at $15.00 per share. Genstar subsequently assigned its right to purchase 30,000 of these shares to Jean-Pierre L. Conte and 3,333 of the shares to Robert Weltman. Both Mr. Conte and Mr. Weltman currently serve on our Board of Directors. Genstar assigned its right to purchase an additional 33,334 of these shares to certain other individuals affiliated with Genstar. We also entered into a Securities Purchase Agreement, effective as of August 9, 2000, with Russell D. Hays, pursuant to which Mr. Hays agreed to purchase 40,000 shares of the our common stock at $15.00 per share. We further entered into a Securities Purchase Agreement, effective as of September 5, 2000, with George Uveges, pursuant to which Mr. Uveges agreed to purchase 11,428 shares of the our common stock at $21.875 per share. The closing of each of these transactions occurred on September 28, 2000.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The financial statements listed below are included as part of this report:

      Independent Auditors' Report

      Consolidated Balance Sheets at December 31, 2000 and 1999

      Consolidated Statements of Operations for the Years ended December 31, 2000, 1999, and 1998

      Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2000, 199 and 1998

      Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999, and 1998

      Notes to Consolidated Financial Statements

      (a)(2) The following schedule supporting the financial statements of the Company is included herein:

      Financial Statement Schedule--Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

      (a)(3) Exhibits

      See Exhibit Index immediately following signature page.

      (b) Reports on Form 8-K:

      Form 8-K filed with the Securities and Exchange Commission On October 26, 2000 and amended on October 31, 2000, reporting Items 5 and 7.

      Form 8-K filed with the Securities and Exchange Commission on November 20, 2000 and reporting Items 5 and 7.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 27, 2001                             /s/ Charles C. Best
                                          By: ---------------------------------
                                                     Charles C. Best
                                                 Chief Financial Officer


Date:  March 27, 2001                           /s/ Russell D. Hays
                                          By: ---------------------------------
                                                    Russell D. Hays
                                                 Chairman of the Board,
                                              President and Chief Executive
                                                       Officer

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

             Signature                              Title           Date
             ---------                              -----           ----

/s/     Leonard M. Hendrickson          Director               March 27, 2001
------------------------------------
        Leonard M. Hendrickson

/s/     David J. Moffa, Ph.D.           Director               March 27, 2001
------------------------------------
        David J. Moffa, Ph.D.

/s/     John R. Overturf, Jr.           Director               March 27, 2001
------------------------------------
        John R. Overturf, Jr.

/s/     Robert D. Weist                 Director               March 27, 2001
------------------------------------
        Robert D. Weist

/s/     Jean-Pierre L. Conte            Director               March 27, 2001
------------------------------------
        Jean-Pierre L. Conte

/s/     Robert J. Weltman               Director               March 27, 2001
------------------------------------
        Robert J. Weltman

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----

Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheets at December 31, 2000 and December 31, 1999...  F-3

Consolidated Statements of Operations for years ended December 31, 2000,
 1999 and 1998...........................................................  F-4

Consolidated Statements of Stockholders' Equity for years ended December
 31, 2000, 1999 and 1998.................................................  F-5

Consolidated Statements of Cash Flows for years ended December 31, 2000,
 1999 and 1998...........................................................  F-6

Notes to Consolidated Financial Statements as of December 31, 2000 and
1999 and for the years ended December 31, 2000, 1999 and 1998 ...........  F-7

Financial Statement Schedule--Valuation and Qualifying Accounts.......... F-23

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

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSource International, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 21, 2001

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                (Amounts in thousands, except for share amounts)

                                                                                  2000         1999
                                                                                ---------    ---------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                    $10,632.6      4,644.5
   Accounts receivable, less allowance for doubtful accounts
      of $142.8 at December 31, 2000 and $328.1 at December 31, 1999              5,611.2      5,088.9
   Inventories, net (note 3)                                                      6,693.0      6,015.3
   Prepaid expenses and other current assets                                      1,261.4        578.7
   Deferred income taxes (note 10)                                                2,222.0      1,997.8
                                                                                ---------    ---------
                                  Total current assets                           26,420.2     18,325.2

Property and equipment, net (note 4)                                              4,353.0      5,392.6
Intangible assets net of accumulated amortization of $2,278.9                    12,751.5     13,816.3
   at December 31, 2000 and $1,186.4 at December 31, 1999 (note 2)
Other assets                                                                        382.4        819.3
Deferred income taxes (note 10)                                                   6,457.1      1,868.4
                                                                                ---------    ---------
                                                                                $50,364.2     40,221.8
                                                                                =========    =========

                      LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Notes payable to banks, current portion (note 5)                             $      --      2,754.4
   Accounts payable                                                               3,275.1      2,067.6
   Accrued expenses                                                               2,687.7      1,923.8
   Deferred income                                                                  314.2        369.0
   Income taxes payable                                                              41.1        225.5
                                                                                ---------    ---------
                                  Total current liabilities                       6,318.1      7,340.3

Notes payable to banks, less current portion (note 5)                                  --     11,459.3
                                                                                ---------    ---------
                                  Total liabilities                               6,318.1     18,799.6
                                                                                ---------    ---------

Commitments and contingencies (note 13)

   Series B redeemable preferred stock, $.001 par value. Authorized
     1,000,000 shares on February 15, 2000; none issued and outstanding as of
     December 31, 2000 (note 6)                                                        --           --

Stockholders' equity:

   Common stock, $.001 par value. Authorized 20,000,000 shares:
      issued 10,616,320 shares and outstanding 10,326,458
      shares at December 31, 2000; issued 7,711,716 shares and
      outstanding 7,425,716 shares at December 31, 1999                              10.3          7.4
Additional paid-in capital                                                       49,303.9     22,025.9
Retained earnings (accumulated deficit)                                          (3,071.1)       948.1
Accumulated other comprehensive loss                                             (2,197.0)    (1,559.2)
                                                                                ---------    ---------
                                  Total stockholders' equity                     44,046.1     21,422.2
                                                                                ---------    ---------
                                                                                $50,364.2     40,221.8
                                                                                =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2000, 1999 and 1998
                  (Amounts in thousands, except per share data)

                                                                   2000          1999         1998
                                                                ----------    ----------   ----------
Net sales                                                       $ 32,209.6      29,257.0     21,858.6
Cost of sales                                                     13,599.5      11,070.5     13,188.6
                                                                ----------    ----------   ----------
    Gross profit                                                  18,610.1      18,186.5      8,670.0

Operating expenses:
    Research and development                                       3,575.4       3,315.4      2,648.3
    Sales and marketing                                            5,682.8       4,736.9      4,337.5
    General and administrative                                     9,070.7       4,460.3      4,468.9
    Purchased in-process technology                                     --            --      4,222.0
    Amortization of intangibles                                    1,092.6       1,060.7         95.1
                                                                ----------    ----------   ----------
         Total operating expenses                                 19,421.5      13,573.3     15,771.8
                                                                ----------    ----------   ----------
Operating income  (loss)                                            (811.4)      4,613.2     (7,101.8)

   Interest income                                                   266.8         397.2        513.4
   Interest expense                                                 (302.0)     (1,367.3)      (215.9)
   Other income (expense), net                                       107.7         (46.1)       133.9
                                                                ----------    ----------   ----------
Income (loss) before income taxes (benefit)                         (738.9)      3,597.0     (6,670.4)
   Income tax expense (benefit)                                     (573.0)         19.6     (1,534.6)
                                                                ----------    ----------   ----------
        Net income (loss)                                           (165.9)      3,577.4     (5,135.8)
Redeemable preferred stock dividend and accretion
   of beneficial conversion feature                               (3,853.3)           --           --
                                                                ----------    ----------   ----------
Net income (loss) available to common stockholders              $ (4,019.2)      3,577.4     (5,135.8)
                                                                ==========    ==========   ==========

Net income (loss) per share available to common stockholders:
    Basic                                                       $    (0.47)         0.49        (0.68)
                                                                ==========    ==========   ==========
    Diluted                                                     $    (0.47)         0.46        (0.68)
                                                                ==========    ==========   ==========
Shares used to compute net income (loss) per share available to common stockholders:
    Basic                                                          8,583.8       7,234.7      7,508.8
                                                                ==========    ==========   ==========
    Diluted                                                        8,583.8       7,832.9      7,508.8
                                                                ==========    ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998
                             (Amounts in thousands)

                                                                                       Retained    Accumulated
                                                      Common stock      Additional     earnings       other
                                                   ------------------     paid-in    (accumulated  comprehensive
                                                     Shares    Amount     capital      deficit)        loss
                                                   ---------------------------------------------------------------

Balance at December 31, 1997                        8,147.7    $ 8.1    $ 27,304.8    $ 2,506.5     $ (1,161.1)
Issuance of stock options to non employees               --       --         110.4           --             --
Exercise of stock options                              27.4      0.1          59.9           --             --
Income tax benefit from exercise of stock options        --       --          20.5           --             --
Purchases of treasury stock                          (996.2)    (1.0)     (6,308.8)          --             --
Net loss                                                 --       --            --     (5,135.8)            --
Foreign currency translation adjustments                 --       --            --           --          292.2
                                                   ---------------------------------------------------------------
Total comprehensive loss


Balance at December 31, 1998                        7,178.9      7.2      21,186.8     (2,629.3)        (868.9)
Issuance of stock options to non employees               --       --          13.5           --             --
Exercise of stock options                             246.8      0.2         609.0           --
Income tax benefit from exercise of stock options        --       --         216.6           --             --
Net Income                                               --       --            --      3,577.4             --
Foreign currency translation adjustments                 --       --            --                      (690.3)
                                                   ---------------------------------------------------------------
Total comprehensive income


Balance at December 31, 1999                        7,425.7      7.4      22,025.9        948.1       (1,559.2)
Issuance of common stock                              351.4      0.4       5,318.3
Exercise of stock options                             826.6      0.8       2,951.6           --
Stock compensation                                                           946.0
Exercise of warrants                                  165.4      0.2         749.8
Sale of treasury stock                                  0.8       --           8.4
Conversion of preferred stock                       1,556.6      1.5       9,431.2
Issuance of warrants and beneficial conversion
  feature of redeemable preferred stock                                    2,835.8
Accretion of the redeemable preferred stock to
  its redemption value                                                                 (3,853.3)
Income tax benefit from exercise of stock options        --       --       5,036.9           --             --
Net loss                                                 --       --            --       (165.9)
Foreign currency translation adjustments                 --       --            --                      (637.8)
                                                   ---------------------------------------------------------------
Total comprehensive loss

Balance at December 31, 2000                       10,326.5   $ 10.3    $ 49,303.9   $ (3,071.1)    $ (2,197.0)
                                                   ===============================================================


                                                      Total
                                                   stockholders'  Comprehensive
                                                      equity      income (loss)
                                                   -----------------------------

Balance at December 31, 1997                        $ 28,658.3
Issuance of stock options to non employees               110.4
Exercise of stock options                                 60.0
Income tax benefit from exercise of stock options         20.5
Purchases of treasury stock                           (6,309.8)
Net loss                                              (5,135.8)      $ (5,135.8)
Foreign currency translation adjustments                 292.2            292.2
                                                   -----------------------------
Total comprehensive loss                                             $ (4,843.6)
                                                                     ===========

Balance at December 31, 1998                          17,695.8
Issuance of stock options to non employees                13.5
Exercise of stock options                                609.2
Income tax benefit from exercise of stock options        216.6
Net Income                                             3,577.4        $ 3,577.4
Foreign currency translation adjustments                (690.3)          (690.3)
                                                   -----------------------------
Total comprehensive income                                            $ 2,887.1
                                                                     ===========

Balance at December 31, 1999                          21,422.2
Issuance of common stock                               5,318.7
Exercise of stock options                              2,952.4
Stock compensation                                       946.0
Exercise of warrants                                     750.0
Sale of treasury stock                                     8.4
Conversion of preferred stock                          9,432.7
Issuance of warrants and beneficial conversion
  feature of redeemable preferred stock                2,835.8
Accretion of the redeemable preferred stock to
  its redemption value                                (3,853.3)
Income tax benefit from exercise of stock options      5,036.9
Net loss                                                (165.9)        $ (165.9)
Foreign currency translation adjustments                (637.8)          (637.8)
                                                   -----------------------------
Total comprehensive loss                                    --         $ (803.7)
                                                                     ===========
Balance at December 31, 2000                        $ 44,046.1
                                                   ===========

              The accompanying notes are an integral part of these
                       consolidated financial Statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998
                             (Amounts in thousands)

                                                                                 2000         1999       1998
                                                                               ---------    ---------  ---------
Cash flows from operating activities:
       Net income (loss)                                                       $  (165.9)     3,577.4   (5,135.8)
       Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
             Depreciation and amortization                                       2,156.1      1,990.9      959.8
             Net loss on sale of property and equipment                             99.3           --       31.5
             Purchased in-process technology                                          --           --    4,222.0
             Stock compensation                                                    946.0         13.5      110.4
             Write-down of inventory                                               424.4      1,455.3    4,966.0
             Other                                                                    --           --       28.0
       Changes in assets and liabilities, net of effects of acquisitions
             Accounts receivable                                                  (609.9)    (1,175.2)    (386.1)
             Inventories                                                        (1,144.7)    (2,811.8)  (1,048.3)
             Prepaid expenses and other current assets                            (684.2)       (90.6)     888.0
             Deferred income taxes                                              (4,813.1)      (903.6)  (2,491.6)
             Other assets                                                          340.1        314.2   (1,001.1)
             Accounts payable                                                    1,228.4        327.8      (62.0)
             Accrued expenses                                                      871.4     (2,255.7)   2,592.3
             Deferred income                                                       (55.0)      (256.9)       3.9
             Income taxes payable                                                4,830.3        215.5      348.9
                                                                               ---------    ---------  ---------
                Net cash provided by operating activities                        3,423.2        400.8    4,025.9
                                                                               ---------    ---------  ---------
Cash flows from investing activities:
       Purchase of property and equipment                                       (2,152.3)    (1,077.0)  (1,390.0)
       Purchase of Quality Controlled Biochemicals, Inc.                              --           --  (15,193.9)
       Purchase of net assets of Biofluids, Inc.                                      --           --   (2,822.5)
       Proceeds from sales of property and equipment                             1,925.9         25.6        3.1
       Purchase of investments                                                        --           --   (7,614.8)
       Proceeds from sale of investments                                              --           --   12,583.5
                                                                               ---------    ---------  ---------
                Net cash used in investing activities                              (226.4)    (1,051.4) (14,434.6)
                                                                               ---------    ---------  ---------
Cash flows from financing activities:
       Proceeds from the exercise of options                                     2,952.4        609.2       60.0
       Proceeds from the exercise of warrants                                      750.0           --         --
       Proceeds from the exercise of common stock                                5,318.7           --         --
       Proceeds from the issuance of redeemable preferred stock and warrants     8,415.2           --         --
       Sale of treasury stock                                                        8.4           --         --
       Borrowings from bank                                                           --           --   14,000.0
       Repayments to bank                                                      (14,371.5)    (2,476.2)     (34.1)
       Payments to acquire treasury stock                                             --           --   (6,309.8)
                                                                               ---------    ---------  ---------
                Net cash provided by (used in) financing activities              3,073.2     (1,867.0)   7,716.1
                                                                               ---------    ---------  ---------

                Net increase (decrease) in cash and cash equivalents             6,270.0     (2,517.6)  (2,692.6)
Effect of exchange rates on cash and cash equivalents                             (281.9)        85.2      292.0
Cash and cash equivalents at beginning of year                                   4,644.5      7,076.9    9,477.5
                                                                               ---------    ---------  ---------
Cash and cash equivalents at end of year                                       $10,632.6      4,644.5    7,076.9
                                                                               =========    =========  =========
Supplemental disclosure of cash flow information:
       Cash paid during the year for:
                Interest                                                       $   344.7      1,171.4      117.2
                                                                               =========    =========  =========
                Income taxes                                                   $   439.4        286.2    1,117.6
                                                                               =========    =========  =========

Additional paid-in capital increased by $5,036.9, $216.6 and $20.5 in 2000, 1999 and 1998 respectively in connection with the tax benefit associated with the exercise of employee stock options.

In 2000, the conversion of redeemable preferred stock to common stock totaled
  $9,432.7 and the accretion of redeemable preferred stock to redemption value totaled $3,853.3

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               As of December 31, 2000 and 1999 and for the Years
                     Ended December 31, 2000, 1999 and 1998

1. Summary of Significant Accounting Policies

 Description of Business

      BioSource International, Inc. and subsidiaries (BioSource or the Company), develops, manufactures, markets and distributes products used worldwide in disease related biomedical research and clinical diagnostics, principally in the fields of immunology and molecular biology. Our products include ELISA assay test kits, clinical diagnostic kits, bioactive proteins, antibodies, bioactive peptides, oligonucleotides and related products. These products enable scientists to better understand the biochemistry, immunology and cell biology of the human body. Some examples would include certain diseases such as cancer, aging, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases.

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

 Financial Instruments

      The carrying value of financial instruments such as cash and cash equivalents, trade receivables, and payables approximates their fair value at December 31, 2000 and 1999 due to the short-term nature of these instruments. The carrying value of the long-term debt also approximates fair value as of December 31, 1999 based on the terms the Company could obtain for similar debt instruments with similar maturities.

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

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
               As of December 31, 2000 and 1999 and for the Years
                     Ended December 31, 2000, 1999 and 1998

Advertising, Marketing and Promotion Costs

      Advertising, marketing and promotion costs are expensed as incurred. These expenses charged to operations for the years ended 2000, 1999 and 1998 were $1,717,867, $1,212,600, and $1,004,700, respectively.

 License Agreements

      License agreements primarily for the use of antibodies are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term (generally five to ten years). These costs are included with other assets in the accompanying consolidated balance sheets. Accumulated amortization at December 31, 2000 and 1999 was approximately $251,657 and $205,500, respectively.

 Revenue Recognition

      Sales and related cost of goods sold are recognized upon shipment of products. Certain customers prepay for sera or media and buffer product and request shipment of the product at future dates. The Company records deferred revenue until such time as a product is shipped to a customer.

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

 Long-Lived Assets

      It is our policy to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, we have determined that our long-lived assets are not impaired as of December 31, 2000 and 1999.

 Stock Compensation

      We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Practice Board Opinion No. 25 and comply with the pro forma disclosure requirements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
               As of December 31, 2000 and 1999 and for the Years
                     Ended December 31, 2000, 1999 and 1998

 Comprehensive Income (Loss)

      Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Except for net income (loss) and foreign currency translation adjustments, the Company does not have any transactions and other economic events that qualify as comprehensive income (loss) as defined under SFAS No. 130.

 Business Segment Reporting

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

 Recently Issued Accounting Standards

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The application of SFAS No. 133 will not have an affect on the Company's financial reporting.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on recognition, presentation, and disclosure of revenues in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB No. 101 until the fourth quarter of fiscal years beginning after December 15, 1999. Application of SAB No. 101 did not have an affect on the Company's financial reporting.

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

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

Concentrations of Credit Risk

      Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents and trade accounts receivable. The credit risk associated with trade accounts is mitigated by a credit evaluation process; reasonably short collection terms and the geographical dispersion of sales transactions mitigate credit risk.

Foreign Currency Translation

      The assets and liabilities of the Company's foreign subsidiary, whose functional currency is Belgian francs, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income. Foreign currency transaction gains and losses were insignificant to the operating results for each of the years in the three-year period ended December 31, 2000.

Other Assets

      Included in other assets at December 31, 1999 is a note receivable from a former officer of $350,000. The note bears interest at 5.9% and is due on demand. In September 2000, the $350,000 was paid in full.

2. Business Combinations

      On December 10, 1998, BioSource acquired Quality Controlled Biochemicals, Inc. (QCB). QCB is a leading manufacturer of phosphopeptides, phosphorylation state-specific antibodies, custom peptides and custom antibodies. The transaction was accounted for as a purchase. The results of operations of QCB are included in the accompanying consolidated financial statements from the date of acquisition. The purchase price was $15,193,900, including related acquisition costs. The purchase price exceeded the fair value of net assets acquired by approximately $16,034,500 of which $4,222,000 was allocated to in-process technology. The remaining $11,812,500, which is being amortized on a straight-line basis, was allocated to identifiable intangible assets and goodwill with useful lives ranging from 5 to 15 years.

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

      On December 15, 1998, the Company purchased certain assets and liabilities of Biofluids, Inc. (Biofluids)for $2,822,500 in cash, including related acquisition costs. Biofluids is involved in the manufacture and sale of sera, media and buffers utilized in biomedical research. The acquisition was accounted for as a purchase. The results of Biofluids operations from the date of the acquisition to December 31, 1998 were not significant. Intangible assets were acquired in the amount of $2,348,700 and are being amortized over a 15-year period and included in intangible assets in the consolidated balance sheet at December 31, 2000 and 1999.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

3. Inventories

      Inventories at December 31, 2000 and 1999 are summarized as follows
(000's):

                                                    2000             1999
                                                  --------         --------
      Raw materials ............................  $1,921.3          1,625.4
      Work in process ..........................     553.3            574.1
      Finished goods ...........................   4,218.4          3,815.8
                                                  --------         --------
                                                  $6,693.0          6,015.3
                                                  ========         ========

4. Property and Equipment

      Property and equipment at December 31, 2000 and 1999 are summarized as follows (000's):


                                                         2000        1999
                                                       --------    --------
      Land .........................................   $     --       360.0
      Building and improvements ....................         --     2,255.0
      Machinery and equipment ......................    5,356.4     4,157.4
      Office furniture and equipment ...............    2,154.6     1,883.1
      Leasehold improvements .......................      778.7       107.9
                                                       --------    --------
                                                        8,289.7     8,763.4
      Less accumulated depreciation
      and amortization .............................   (3,936.7)   (3,370.8)
                                                       --------    --------
                                                       $4,353.0     5,392.6
                                                       ========    ========

5. Notes Payable to Banks

      In December 1998, BioSource executed a loan agreement with Union Bank of California, N.A. and borrowed $14,000,000 that was used to finance the acquisitions of QCB and all of the assets and selected liabilities of Biofluids (see note 2). The principal amount outstanding as of December 31, 1999 was $12,000,000. Principal repayments were to be made at approximately $166,700 per month for the seven-year term of the loan. Interest was provided at a rate which is 2% per annum in excess of either the bank's adjusted treasury rate for a term selected by BioSource or the bank's LIBOR rate for a term also selected by the Company. The actual interest rate at December 31, 1999 was 8.12%. The original maturity of the loan was on December 5, 2005. The terms of this loan required the Company to maintain a minimum cash balance of $3,500,000 as of December 31, 1999.

QCB had four loans outstanding aggregating $964,100 at December 31, 1999 with MetroWest Bank which loans were assumed by BioSource upon completion of the acquisition of QCB in December 1998.

      Under the terms of the MetroWest Bank loan agreement, BioSource was required to meet certain financial covenants that included a minimum tangible net worth covenant, debt to tangible net worth, current ratio covenant, and other non-financial covenants. BioSource was in compliance with these covenants as of December 31, 1999.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

      In May 2000, the Company repaid all of its outstanding notes payable to Union Bank and MetroWest Bank.

      In June 1996, the Company secured financing from Heller Financial Corp. in order to partially finance the purchase of its previous corporate headquarters. The original loan principal was $745,000 and was secured by a first trust deed on the property. The loan bore interest at a rate of 9.4% and had a 20-year term. The principal balance outstanding at December 31, 1999 was $688,000. In addition, in June 1996, the Company obtained a loan from the Small Business Administration in order to partially finance the purchase of the previous corporate headquarters building. The original loan principal was $616,000 and was secured by a second trust deed on the property. The loan bore interest at a rate of 7.6% and had a 20-year term. The outstanding principal balance at December 31, 1999 was $561,500. Payments to both Heller Financial Corp. and the Small Business Administration were guaranteed by the previous chairman of the board of our Company.

      In November 2000 the Company completed the sale of its previous corporate headquarters. In conjunction with this sale, the Company paid the remaining $672,100 balance due on the Heller Financial Corp. loan and the remaining $543,600 due on the Small Business Administration loan. As a result of the sale of the building, the Company recognized a loss of $99,400, which is shown in other income (expense) in the accompanying consolidated statement of operations.

      In April 2000, the Company established a revolving line of credit that provides for borrowings up to $3,400,000 and bears interest at a rate of 2% per annum in excess of either the bank's adjusted treasury rate, for a variable term, or the bank's LIBOR rate, also for a variable term. The line of credit expires on February 26, 2001. The Company was required to comply with certain financial and non-financial covenants. At December 31, 2000 the Company was in compliance with these covenants and no balance was outstanding on the line of credit.

6. Redeemable preferred stock

      On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Redeemable Preferred Stock with an initial aggregate liquidation value of $9,000,300. The Series B Preferred Stock was initially convertible into 1,485,200 shares of the Company's Common Stock at an effective price of $6.06 per share of Common Stock. The Series B Preferred Stock shares were entitled to receive dividends at an annual rate of 8% of the original issue price. Unless all dividends on the outstanding Series B Preferred Stock shares were paid, no dividends or other distributions were to be paid to Common Stock stockholders. The Series B Preferred Stock stockholders had liquidation preference to the Common Stock stockholders. On September 20, 2000, the Series B Preferred Stock automatically converted to common stock as the last reported sales price of the Company's common stock had been above $20 for 20 consecutive days. Upon conversion, all of the originally issued redeemable preferred stock and $432,400 of redeemable preferred dividends were converted into 1,556,574 common shares at $6.06 per common share or $9,432,700. Total non-cash preferred stock dividends and effects of beneficial conversion related to the preferred stock totaled $3,853,300.

      In connection with the issuance of Series B Redeemable Preferred Stock the holders received detachable stock purchase warrants. In addition, the holders received a beneficial conversion of $995,100. The warrants are exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share. The Company allocated the net proceeds of $8,415,200 based on the relative fair value of the warrants ($1,840,700), the Series B Redeemable Preferred Stock ($5,579,400) and the beneficial conversion ($995,100). The book value of the Series B Redeemable Preferred Stock of $5,579,400 accreted to its liquidation value by $995,100 related to the beneficial conversion feature and $1,840,700 upon conversion.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

7. Common Stock and Treasury Stock

      Through 1998, the Company had repurchased 1,279,500 common shares (283,300 in 1997 and 996,200 in 1998) out of a previously approved 1,500,000 common shares of the Company's outstanding common stock at then market prices ($1,744,500 in 1997 and $6,309,800 in 1998). As of December 31, 1999 and 2000,
the Company held 291,000 and 290,431 shares of treasury stock representing $1,578,200 and $1,575,500 respectively. In October 2000, the Company's Board of Directors approved a resolution terminating its stock repurchase program.

      On September 18, 2000, a total of 351,400 shares of common stock were issued, for cash proceeds of $5,318,700. Two new executives of the Company invested a total of $850,000 in the Company, representing 51,400 shares of common stock and a major stockholder invested an additional $4,468,700, net of expenses, into the Company for 300,000 shares of common stock. The Company recorded stock compensation expense of $557,900 as the 51,400 shares of common stock were issued for less than fair value, which is included in general and administrative expense on the accompanying statement of operations.

      In 1999 and 1998, the Company recognized a non-cash charge of $13,500 and $110,400 respectively for the issuance of stock options to non-employees.

8. Stock Options, Purchase Plans and Warrants

      The Company currently has two stock option plans in place--the 1993 Stock Incentive Plan (the "1993 Plan")and the 2000 BSI non-qualified stock option Plan (the "2000 Plan"). The Company also has several stock option agreements with certain officers in effect.

      In April 2000, The Company's Board of Directors approved the 2000 Plan. Under the 2000 Plan, non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the company's common stock. Options granted under the 2000 Plan are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant.

      Under the 1993 Plan, incentive and non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of common stock. Options granted under the 1993 Plan are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant.

      In August 1998, the Board of Directors approved the repricing of options granted under this plan to an exercise price of $4.625 per share for all optionees except for Officers and Board of Directors. As part of the repricing, 395,500 shares were canceled and 355,950 new shares were granted at the new exercise price.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

      The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $20.51, $3.64 and $3.46, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2000       1999       1998
                                               ----       ----       ----

      Expected dividend yield ...........      0.00%      0.00%      0.00%
      Risk-free interest rate ...........      4.76%      6.40%      4.75%
      Expected volatility ...............    100.00%     60.00%     60.00%
      Expected option life (years) ......      8.10       7.10       8.80

      The Company applies APB Opinion No. 25 in accounting for its stock option grants to employees and directors, and accordingly, no compensation cost, except for the expenses for two new officers of the Company (see detail below in this note), has been recognized for its stock options in the consolidated financial statements as the fair value of the Company's common stock at the date of grant was equal to its fair value on such date. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

                                                                  2000         1999        1998
                                                                ---------    ---------   ---------
                                                                           (in thousands,
                                                                       except per share data)
Net income (loss) available to common stockholders:
       As reported ..........................................   $(4,019,3)   $ 3,577.4   $(5,135.8)
       Pro forma ............................................   $(7,453.2)   $ 2,194.5   $(6,135.0)
                                                                =========    =========   =========

Net income (loss) per share available to common stockholders:
       As reported
         Basic ..............................................   $   (0.47)   $    0.49   $   (0.68)
         Diluted ............................................   $   (0.47)   $    0.46   $   (0.68)
       Pro forma
         Basic ..............................................   $   (0.87)   $    0.30   $   (0.82)
         Diluted ............................................   $   (0.87)   $    0.28   $   (0.82)
                                                                =========    =========   =========

      Pro forma net income (loss) available to common stockholders reflects compensation expense related to the vested portion of options granted during the periods 1995 through 2000.

      To the extent that BioSource derives a tax benefit from options exercised by employees, such benefit is credited to additional paid-in capital. Tax benefits recognized totaling $5,036,900, $216,600 and $20,500 were credited to additional paid-in capital in fiscal 2000, 1999 and 1998, respectively.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

      The following summarizes the stock option transactions under the 1993 Plan and the 2000 Plan during the periods presented:

                                                                                Weighted
                                                                                average
                                                                   Shares    exercise price
                                                                 ----------  --------------
      Options outstanding at December 31, 1997...............       992,561      $ 4.57
      Options granted .......................................     1,256,950        3.78
      Options exercised .....................................       (27,410)       2.19
      Options canceled ......................................      (504,955)       7.05
                                                                 ----------      ------
      Options outstanding at December 31, 1998...............     1,717,146        3.30
      Options granted .......................................       191,000        4.56
      Options exercised .....................................      (221,791)       2.58
      Options canceled ......................................      (169,930)       4.69
                                                                 ----------      ------
      Options outstanding at December 31, 1999...............     1,516,425        3.48
      Options granted .......................................     1,338,198       16.19
      Options exercised .....................................      (702,100)       3.55
      Options canceled ......................................       (87,700)       5.89
                                                                 ----------      ------
      Options outstanding at December 31, 2000...............     2,064,823      $11.96
                                                                 ==========      ======

      At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.38-$16.56 and 8.7 years, respectively.

      At December 31, 2000, 1999 and 1998, the number of options exercisable was 617,120, 1,142,279 and 1,031,730, respectively, and the weighted average exercise price of those options was $4.06, $3.47 and $3.30, respectively.

      Under the 2000 Plan, two officers of the Company received stock options at an exercise price less than fair value. The Company will incur total stock compensation expense of $5,431,250. This amount is being amortized over the 4-year vesting period of the underlying options. Through December 31, 2000, the Company recognized a related expense of $388,100.

      The Company has several stock option agreements with certain officers. The outstanding agreements expire from May 2003 through December 2010.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

      The following summarizes transactions outside the option plan during the periods presented:

                                                                         Weighted
                                                                         average
                                                            Shares    exercise price
                                                           --------   --------------
      Options outstanding at December 31, 1997......        402,500        3.13
      Options granted ..............................             --          --
      Options exercised ............................             --          --
      Options canceled .............................             --          --
                                                           --------       -----
      Options outstanding at December 31, 1998......        402,500        3.13
      Options granted ..............................        125,000        2.81
      Options exercised ............................        (25,000)       1.50
      Options canceled .............................             --          --
                                                           --------       -----
      Options outstanding at December 31, 1999......        502,500       $3.24
      Options granted ..............................             --          --
      Options exercised ............................       (124,500)       3.91
      Options canceled .............................        (66,666)       2.81
                                                           --------       -----
      Options outstanding at December 31, 2000......        311,334       $2.89
                                                           ========       =====

      At December 31, 2000, the range of exercise prices and weighted average remaining contractual life of outstanding options under certain agreements was $1.50-$6.44 and 3.9 years, respectively.

      At December 31, 2000, 1999 and 1998, the number of exercisable options was 311,334, 374,633 and 365,259, respectively, and the weighted average exercise price of those options was $2.89, $3.22 and $3.13. respectively.

      During 2000, 1999 and 1998, 826,800, 246,800 and 27,400 stock options, respectively were exercised for proceeds totaling $2,952,400, $609,200 and $60,000 of cash received by the company.

      During 2000, a total of 218,100 warrants were exercised for $750,000 and converted into 165,400 common shares.

      Effective April 7, 1995, the Company adopted an Employee Stock Purchase Plan to provide substantially all full-time employees, excluding officers, an opportunity to purchase shares of its common stock through payroll deductions. In addition, the Company provides a matching contribution equal to 50% of the participant's contribution. All contributions are invested in the Company's common stock, which is purchased on the open market at prevailing market prices. Participants have a fully vested interest in the shares purchased with payroll deductions and become fully vested in the shares purchased with Company matching contributions after two years. The Company's matching expense for the years ended December 31, 2000, 1999 and 1998 was approximately $54,800, $17,700 and $14,000 respectively.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

      In connection with the issuance of Series B Preferred Stock (see Note 6), 1,287,000 detachable stock purchase warrants were granted. The warrants have a term of up to five years from date of issuance and are exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share.

9. Stockholder Rights Plan

      On February 16, 1999, the Company adopted a stockholders' rights plan to protect the Company and its stockholders from unsolicited attempts or inequitable offers to acquire the Company's stock. The rights plan has no immediate dilutive effect and does not diminish the Company's ability to accept an offer to purchase the Company that is approved by the board of directors. The stockholder rights plan was implemented through a dividend of one preferred share purchase right on each outstanding share of the Company's common stock outstanding on March 2, 1999. Each right will entitle stockholders to buy one one-thousandth of a share of Series A preferred stock at an exercise price of $24.50. The rights will become exercisable (with certain limited exceptions provided in the rights agreement) following the 10th day after: (a) a person or group announces an acquisition of 15% or more of the Company's common stock, (b) a person or group announces the commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Company's common stock, (c) the filing of a registration statement for any such exchange offer under the Securities Act of 1933, or (d) the Company's board of directors determining that a person is an "adverse person," as defined in the rights plan. The buyer or any "adverse person" would not be entitled to exercise rights under the rights plan. The effect of the rights plan is to discourage acquisitions of more than 15% of the Company's common stock without negotiations with the Company's board of directors. The Company can redeem the rights for $.001 per right at certain times as provided in the rights agreement. The rights expire on January 31, 2009.

10. Income Taxes

      Income (loss) before income taxes (benefit) for 2000, 1999 and 1998 were from the following sources (000's):


                                          2000         1999        1998
                                       ---------     --------    --------
      Domestic .....................   $(1,993.6)     2,106.5    (4,581.0)
      Foreign ......................     1,254.7      1,490.5    (2,089.4)
                                       ---------     --------    --------
      Total ........................   $  (738.9)     3,597.0    (6,670.4)
                                       =========     ========    ========

      Income tax expense (benefit) is summarized as follows (000's):


                                       2000          1999          1998
                                     --------      --------      --------
      Current:
         Federal ...............     $3,524.1      $  720.0     $   802.6
         State and local .......        779.7         203.2         155.0
         Foreign ...............         55.4            --          (0.6)
                                     --------      --------     ---------
                                      4,359.2         923.2         957.0
                                     --------      --------     ---------
       Deferred:
         Federal ...............     (3,865.5)         76.0      (2,014,0)
         State and local .......     (1,114.2)         (7.2)       (477.6)
         Foreign ...............         47.5        (972.4)           --
                                     --------      --------     ---------
                                     (4,932.2)       (903.6)     (2,491.6)
                                     --------      --------     ---------
                                     $ (573.0)     $   19.6     $(1,534.6)
                                     ========      ========     =========

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

      The primary components of temporary differences which give rise to deferred taxes at December 31, 2000 and 1999 are (000's):

                                                          2000       1999
                                                        --------   --------

                                                        $     --   $   31.8
  Deferred tax assets:.............................      1,089.5    1,033.4
    Accruals for salary and bonus..................      1,560.5    1,622.2
    Reserves for inventory.........................      4,664.2    1,209.5
    Purchased in-process technology/goodwill.......         17.9       38.3
    Net operating loss carryforwards...............        154.5         --
    Allowance for doubtful accounts................        255.3         --
    Stock option compensation......................      1,050.5         --
    Accrual for severance..........................         92.6         --
    R & D and AMT credit carryforwards.............     --------   --------
    Other..........................................      8,885.0    3,935.2

  Total deferred tax assets
    Depreciation...................................        205.9       69.0
                                                        --------   --------
Net deferred tax assets............................     $8,679.1   $3,866.2
                                                        ========   ========


      Management has reviewed the recoverability of deferred income tax assets and has determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings.

      Actual income tax expense (benefit) differs from that obtained by applying the Federal income tax rate of 34% to income (loss) before income taxes (benefits) as follows (000's):

                                                 2000        1999        1998
                                               --------   ---------   ---------
      Computed "expected" tax expense
       (benefit) ............................  $ (251.2)  $ 1,223.0   $(2,267.9)
      Nondeductible items ...................        --        16.2        10.9
      State taxes (net of Federal benefit) ..     (33.6)      138.9      (212.9)
      Reduction of valuation allowance ......        --    (1,160.2)         --
      Tax credits ...........................    (437.2)     (100.0)      (66.0)
      Tax effect resulting from foreign sales
       corporation activities ...............        --       (75.6)      (94.2)
      Prior year adjustment to provision ....        --          --       116.5
      Effect of foreign operations ..........      66.2       187.8       923.4
      Other .................................      82.8      (210.5)       55.6
                                               --------   ---------   ---------
        Total ...............................  $ (573.0)  $    19.6   $(1,534.6)
                                               ========   =========   =========

      The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries since the Company intends to reinvest indefinitely its earnings in such subsidiaries. It is not practical to determine the U.S. federal income tax liability, if any that would be payable if such earnings were not reinvested indefinitely.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

      As of December 31, 2000, the Company has a net operating loss (NOL) carryforward of approximately $9,070,000 and $8,200,000 for Federal and State income tax purposes respectively. The federal and state NOL's are available to offset future taxable income, if any, through 2020 and 2005 respectively.

11. 401(k) Benefit Plan

      The Company has a 401(k) profit sharing plan, which covers substantially all domestic employees of the Company. Plan participants may make voluntary contributions up to 20% of their earnings up to the statutory limitation. The Company's contribution is $0.25 for each $1.00 contributed by employees up to the first $2,000. Company contributions have no vesting period. The Company's contributions were $54,796 and $38,300 in 2000 and 1999, respectively. There were no Company contributions made in 1998.

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

      Our accounting policies of the segments below are the same as those described in the summary of significant accounting policies, except that we are only able to track net sales for the geographic "Sales-to" segments. We evaluate performance for the "Sales-from" segments on net revenues and profit or loss from operations. The Company's reportable segments are strategic business units that offer geographic product availability. They are managed separately because each business requires different marketing and distribution strategies. Business segment information is summarized as follows (000's):


                                               2000         1999        1998
                                             ---------    ---------   ---------
Sales-from Segments:
Net sales to external customers from:
  United States:
    Domestic ..............................  $18,842.2    $15,518.0   $ 8,844.1
    Export ................................    4,303.2      4,678.2     4,270.3
                                             ---------    ---------   ---------
      Total United States .................   23,145.4     20,196.2    13,114.4
  Europe ..................................    9,064.2      9,060.8     8,744.2
                                             ---------    ---------   ---------
      Consolidated ........................  $32,209.6    $29,257.0   $21,858.6
                                             =========    =========   =========
Operating income (loss):
  United States ...........................  $(2,203.9)   $ 2,710.6   $(4,459.4)
  Europe ..................................    1,392.5      1,902.6    (2,642.4)
                                             ---------    ---------   ---------
Consolidated ..............................  $  (811.4)   $ 4,613.2   $(7,101.8)
                                             =========    =========   =========

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998


                                         2000         1999        1998
                                      ---------    ---------   ---------
Identifiable assets at end of year:
  United States ...................   $42,543.8    $32,417.3
  Europe ..........................     7,820.4      7,804.5
                                      ---------    ---------
      Consolidated ................   $50,364.2     40,221.8
                                      =========    =========

Net interest expense (income):
  United States ...................   $    57.4    $   815.7   $  (315.6)
  Europe ..........................       (22.2)       154.4        18.1
                                      ---------    ---------   ---------
      Consolidated ................   $    35.2    $   970.1   $  (297.5)
                                      =========    =========   =========
Depreciation and amortization:
  United States ...................   $ 1,784.9    $ 1,559.5   $   502.3
  Europe ..........................       371.2        431.4       457.5
                                      ---------    ---------   ---------
      Consolidated ................   $ 2,156.1    $ 1,990.9   $   959.8
                                      =========    =========   =========
Capital expenditures:
  United States ...................   $ 1,913.6    $   899.0   $   608.2
  Europe ..........................       238.7        178.0       781.8
                                      ---------    ---------   ---------
      Consolidated ................   $ 2,152.3    $ 1,077.0   $ 1,390.0
                                      =========    =========   =========

Sales-to Segments:
Net Sales to external customers:
  United States ...................   $18,842.2    $15,518.0   $ 8,844.1
  Europe ..........................     8,180.1     10,139.4     9,692.4
  Japan ...........................     3,203.4      2,790.0     2,634.7
  Other ...........................     1,983.8        809.6       687.4
                                      ---------    ---------   ---------
    Total .........................   $32,209.6    $29,257.0   $21,858.6
                                      =========    =========   =========

13. Commitments and Contingencies

      At December 31, 2000 the Company had leases for certain of its facilities and equipment under various noncancelable operating leases expiring through March 2007. Total rental expense was approximately $871,985, $722,900 and $453,400 for the years ended December 31, 2000, 1999 and 1998, respectively.

      On March 8, 2000 the Company entered into a lease for a new facility in Camarillo, California. The lease commenced on May 1, 2000 and expires on June 30, 2005, with the option to extend the lease for two additional five-year terms. Annual lease payments in the initial five-year period ended December 31, 2005 range from $342,000 at inception to $411,000 at termination.

      In February 2001 the Company amended its current lease in Hopkington, Massachusetts. The original lease expires on May 31, 2001. The amended lease extends the term of the lease for five additional years. Annual lease payments in the five-year period ended May 31, 2006 are approximately $131,000.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the years
                    Ended December 31, 2000, 1999 and 1998


      At December 31, 2000, future minimum payments under the Company's leases are as follows:

     2001....................................................... $  984.6
     2002.......................................................    913.0
     2003.......................................................    844.7
     2004.......................................................    785.8
     2005.......................................................    598.1
     Thereafter.................................................    306.6
                                                                 --------
                                                                 $4,432.8
                                                                 ========

On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by failing to register his stock options on a Form S-8 Registration Statement by December 8, 1999. Second, Fishman claims that this breach, coupled with BioSource's representations regarding a planned public offering (which prevented Company insiders from trading in the Company's common stock) and BioSource's subsequent termination of Fishman's employment, were each part of a larger scheme to interfere with, and ultimately prevent, the sale of his common stock. On August 11, 2000, we filed a motion to dismiss five of Mr. Fishman's six causes of action, and on September 29, 2000, the court dismissed three of the causes. On October 4, 2000, Mr. Fishman filed a first amended complaint. BioSource moved to dismiss two of the remaining causes of action, one based on new California Supreme Court precedent, and the other based on deficiencies in Mr. Fishman's allegations. The Court granted BioSource's motion as to both of these causes of action. As a consequence, the only two remaining causes of action in this litigation are (1) breach of contract and (2) fraud. On October 23, 2000, counsel for Fishman and BioSource conducted their Early Meeting of Counsel where they exchanged documents and agreed upon discovery and motion cut-off dates, trial estimates, and exchanged initial witness lists. In December 2000, BioSource answered the First Amended Complaint, and filed a counter-claim against Jordan Fishman. No substantive adjudication of Mr. Fishman's claims has yet occurred, however, the Company believes that it has substantial defenses to Fishman's remaining causes of action.

      The company has also commenced an arbitration proceeding against the former shareholders of its QCB division, including Mr. Fishman, to recover damages management believes it has suffered in connection with misrepresentations and omissions made by those shareholders in the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company's claim to recover the $1,347,000 of Escrowed Funds is based on QCB's breach of the representations and warranties made in the Stock Purchase Agreement. The parties are now in the midst of selecting a panel of three arbitrators who will hear the dispute. The Company has also asserted a claim for punitive damages against Jordan Fishman in the arbitration.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
              As of December 31, 2000 and 1999 and for the Years
                    Ended December 31, 2000, 1999 and 1998

      The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not materially affect the financial position, results of operations or liquidity of the Company.

14. Earnings Per Share

      The Company presents basic and diluted earnings (loss) per share ("EPS"). Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.

      The reconciliations of basic to diluted weighted average shares are as follows:

                                                   Year ended December 31,
                                              ---------------------------------
                                                2000         1999       1998
                                              ---------    --------   ---------
    Net income (loss) available to common
     Stockholders used for basic and diluted
     Income (loss) per share ...............  $(4,019.3)   $3,577.4   $(5,135.8)
                                              =========    ========   =========
    Weighted average shares used in basic
     computation ...........................    8,583.8     7,234.7     7,508.8
    Dilutive stock options and warrants ....         --       598.2          --
                                              ---------    --------   ---------
    Weighted average shares used for diluted
     computation ...........................    8,583.8     7,832.9     7,508.8
                                              =========    ========   =========

      Options to purchase 90,003, 404,849 and 292,936 shares of common stock at prices ranging from $17.13 to $27.38, $4.13 to $8.94 and $5.25 to $8.94 were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,190,469 and 1,824,710 shares of common stock at a prices ranging from of $1.37 to $12.18 and $1.28 to $4.63 per share were outstanding during 2000 and 1998, respectively, but were not included in the computation of diluted loss per share because the options were antidilutive, as the Company incurred a net loss for those years.

Warrants to purchase 118,100 shares at a weighted average exercise price of $11.10 per share were outstanding as of December 31, 1999 but were not included in the computation of diluted net income per share for the year ended December 31, 1999 because the effect would be anti-dilutive.

Warrants to purchase 1,287,000 shares at an exercise price of $7.77 per share were outstanding as of December 31, 2000 but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 2000, 1999 and 1998

                                           Balance at    Provision    Deductions     Balance at
                                           Beginning      Charged      Accounts        End of
                                            of Year      to Income    Written Off       Year
                                           ----------    ---------    -----------    ----------
                                                                   (000's)
1998-allowance for doubtful accounts ...     $203.0        178.3          80.3         301.0

1999-allowance for doubtful accounts ...     $301.0         86.5          59.4         328.1

2000-allowance for doubtful accounts ...     $328.1        138.6         323.9         142.8

See accompanying independent auditors' report.

                                  EXHIBIT INDEX
               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

    Exhibit
    Number                        Description
    -------                       -----------

      3.1      Certificate of Incorporation of Registrant(1)

      3.2      Bylaws of Registrant(1)

      4.1      Specimen Stock Certificate of Common Stock of Registrant(1)

      4.2      Certificate of Designation of Series A Preferred Stock(9)

      4.3      Certificate of Designation of Series B Preferred Stock(11)

      4.4 Rights Agreement, dated as of February 25, 1999, between Registrant and U.S. Stock Transfer and Trust Corporation, as Rights Agent(9)

      4.5 Rights Agreement Agreement, dated as of January 10, 2000, between Registrant and U.S. Stock Transfer and Trust Corporation (13)

      4.6 Second Amendment to Rights Agreement, dated September 28, 2000, between Registrant and U.S. Stock Transfer and Trust Corporation
               (13)

      4.7      Form of Right Certificate(9)

      4.8      Summary of Share Purchase Rights(9)

      4.9 Investor Rights Agreement dated February 15, 2000, by and among Registrant, Genstar Partners II, L.P. and Stargen II LLC(12)

      4.10 Amendment to Investor Rights Agreement dated September 18, 2000, among Registrant, Genstar Capital Partners II, L.P., Stargen II LLC, Russell D. Hays and George Uveges (13)

      4.11 Second Amendment to Investor Rights Agreement, dated September 28, 2000, among Registrant, Genstar Capital Partners II, L.P., Stargen II LLC, Russell D. Hays, George Uveges, Jean-Pierre Conte, Richard Hoskins, Richard Paterson and Robert Weltman (13)

      4.12 Warrant to Purchase Common Stock of Registrant issued to Genstar Capital Partners II, L.P. on February 15, 2000(12)

      4.13 Warrant to Purchase Common Stock of Registrant issued to Stargen II LLC on February 15, 2000(12)

      10.1     Registrant's 1992 Stock Incentive Plan(1)

      10.2     Registrant's 1993 Stock Incentive Plan(4)

      10.3 Licensing Agreement dated May 1, 1990, by and between TAGO, Inc., as licensee, and St. Jude's Children's Hospital, as licenser(1)

      10.4 License Agreement dated February 14, 1991, by and between Registrant and Schering Corporation(1)

      10.9 License Agreement dated October 1, 1993, by and between Registrant, as licensee, and Schering Corporation, as licensor(2)

      10.10    Separation and Consulting Agreement between Registrant and James
               H. Chamberlain dated September 19, 2000

      10.11 License Agreement dated February 7, 1994, by and between Registrant, as licensee and Fundacio Clinic(4)

      10.12 Form of Indemnification Agreement for Directors and Executive Officers(6)

      10.13 List of Indemnities relating to Form of Indemnification Agreement previously filed as Exhibit 10.12(6)

      10.14    Registrant's Employee Stock Purchase Plan(7)

      10.15 Securities Purchase Agreement dated January 10, 2000, by and among Registrant, Genstar Capital Partners II, L. P. and Stargen II LLC

      10.16 Securities Purchase Agreement, effective as of August 9, 2000, between the Registrant and Genstar Capital Partners II, L.P. (13)

      10.17 Amendment to Securities Purchase Agreement, dated as of September 28, 2000, among the Registrant, Genstar Capital Partners II, L.P., Jean-Pierre Conte, Richard Hoskins, Richard Paterson and Robert Weltman(13)

      10.18 Securities Purchase Agreement, effective as of August 9, 2000, between the Registrant and Russell D. Hays (13)

      10.19 Securities Purchase Agreement, effective as of September 5, 2000, between the Registrant and George Uveges (13)

      10.20 Letter agreement regarding employment, dated August 2, 2000, between Registrant and Russell D. Hays

      10.21 Amendment to letter agreement regarding employment, dated September 18, 2000, between Registrant and Russell D. Hays

      10.22 Letter agreement regarding employment, dated August 18, 2000 between Registrant and George Uveges

      10.23 Amendment to letter agreement regarding employment, dated September 18, 2000, between Registrant and George Uveges

      10.24    Registrant's 2000 Non-Qualified Stock Option Plan (14)

      10.25 Lease Agreement for 540 Flynn Road, dated March 7, 2000, between Registrant and Lincoln Ventura Technology Center.

      21       Subsidiaries of the Company:

                                                              State/Country of
               Name                                             Incorporation
               ----                                           ----------------

               Keystone Laboratories, Inc................... California
               BioSource V.I. FSC., LTD..................... U.S. Virgin Islands
               BioSource Europe S.A......................... Belgium
                 BioSource France sarl...................... France
                 BioSource B.V.............................. Holland
                 BioSource GmbH............................. Germany
                 Medgenix Diagnostici Italia, srl........... Italy
                 BioSource U.K., Ltd........................ U.K.
               Quality Controlled Biochemicals, Inc......... Massachusetts
                 Javelle, Inc............................... Massachusetts

      23.1     Consent of KPMG LLP, Independent Public Accountants

----------

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

(13) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2000, and as amended on October 31, 2000.

(14) Incorporated by reference to the Company's definitive proxy statement as filed with the Securities and Exchange Commission on May 16, 2000.