Form 10-Q
period 2001-03-31
BIOSOURCE INTERNATIONAL INC
filed 2001-05-11
CIK 860451

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                            -----------------------

                 For the Quarterly Period Ended March 31, 2001

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

                      YES   X                      NO ____
                           ----


     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of May 7, 2001 was 10,434,717.

--------------------------------------------------------------------------------

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
                                 March 31, 2001
                                     INDEX

                                                                                     Page No.
                                                                                     --------
                           Part I. Financial Information

Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of  March 31, 2001
               (unaudited) and December 31, 2000                                          3

               Condensed Consolidated Statements of Operations for the three
               months ended  March 31, 2001 and 2000 (unaudited)                          4

               Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 2001 and 2000 (unaudited)                           5

               Notes to Condensed Consolidated Unaudited Financial Statements             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      22


                            Part II. Other Information

Item 1.  Legal Proceedings                                                               23

Item 2.  Changes in Securities and Use of Proceeds                                       23

Item 3.  Defaults Upon Senior Securities                                                 23

Item 4.  Submission of Matters to a Vote of Security Holders                             23

Item 5.  Other Information                                                               23

Item 6.  Exhibits and Reports on Form 8-K                                                23

Signatures                                                                               24

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except for share amounts)

                                                                                            March 31,       December 31,
                                                                                              2001              2000
                                                                                           -----------      -----------
                                                                                            (Unaudited)
                             ASSETS
Current assets:
   Cash and cash equivalents                                                              $   9,457.1          10,632.6
   Accounts receivable, less allowance for doubtful accounts
     of $136.3 at March 31, 2001 and $142.8 at December 31, 2000                              6,029.8           5,611.2
   Inventories, net (note 3)                                                                  6,311.8           6,693.0
   Prepaid expenses and other current assets                                                  1,325.1           1,261.4
   Deferred income taxes                                                                      2,222.0           2,222.0
                                                                                          -----------         ---------
                            Total current assets                                             25,345.8          26,420.2

Property and equipment, net (note 4)                                                          4,022.5           4,353.0
Intangible assets net of accumulated amortization of $2,553.5 at March 31, 2001
   and $2,278.9 at December 31, 2000                                                         12,476.9          12,751.5
Other assets                                                                                    384.1             382.4
Deferred tax assets                                                                           6,457.1           6,457.1
                                                                                          -----------         ---------
                                                                                          $  48,686.4          50,364.2
                                                                                          ===========         =========

               LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Accounts payable                                                                       $   1,942.1           3,275.1
   Accrued expenses                                                                           2,168.0           2,687.7
   Deferred income                                                                              330.4             314.2
   Income tax payable                                                                               -              41.1
                                                                                          -----------         ---------
                            Total current liabilities                                         4,440.5           6,318.1

Commitments and contingencies (note 8)

Stockholders' equity:

Common stock, $.001 par value. Authorized 20,000,000 shares: issued
           10,690,290 shares and outstanding 10,399,859 shares at March 31,
           2001; issued 10,616,889 shares and outstanding 10,326,458 shares at
           December 31, 2000                                                                     10.4              10.3
Additional paid-in capital                                                                   49,843.2          49,303.9
Accumulated deficit                                                                          (3,120.8)         (3,071.1)
Accumulated other comprehensive loss                                                         (2,486.9)         (2,197.0)
                                                                                          -----------         ---------
                            Net stockholders' equity                                         44,245.9          44,046.1
                                                                                          -----------         ---------
                                                                                          $  48,686.4          50,364.2
                                                                                          ===========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 2001 and 2000
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                            -----------------------------
                                                               2001             2000
                                                            ------------    -------------
Net sales                                                 $     8,657.2          7,891.4
Cost of sales                                                   3,957.5          3,058.3
                                                            ------------    -------------
    Gross profit                                                4,699.7          4,833.1

Operating expenses:
    Research and development                                      953.5            822.4
    Sales and marketing                                         1,922.2          1,346.4
    General and administrative                                  1,807.2          1,092.2
    Amortization of Intangibles                                   274.6            269.4
                                                            ------------    -------------
         Total operating expenses                               4,957.5          3,530.4
                                                            ------------    -------------
Operating income (loss)                                          (257.8)         1,302.7

Interest income (expense), net                                    136.5           (182.4)
Other income, net                                                  49.3             15.9
                                                            ------------    -------------
Income (loss) before income taxes (benefit)                       (72.0)         1,136.2
Income tax expense (benefit)                                      (22.3)           352.2
                                                            ------------    -------------
        Net income (loss)                                         (49.7)           784.0
Redeemable preferred stock dividend and accretion
  of beneficial conversion                                            -         (1,146.8)
                                                            ------------    -------------
Net loss available to common stockholders                 $       (49.7)          (362.8)
                                                            ============    =============

Net loss per share available to common stockholders
    Basic                                                 $       (0.00)           (0.05)
                                                            ============    =============
    Diluted                                               $       (0.00)           (0.05)
                                                            ============    =============
Shares used to compute net loss per share available
  to common stockholders
    Basic                                                      10,351.7          7,717.3
                                                            ============    =============
    Diluted                                                    10,351.7          7,717.3
                                                            ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements

                BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2001 and 2000
                            (Amounts in thousands)
                                  (Unaudited)

                                                                                -------------------------------
                                                                                    2001              2000
                                                                                -------------     -------------
Cash flows from operating activities:
      Net income (loss)                                                         $      (49.7)            784.0
      Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
           Depreciation and amortization                                               551.6             510.4
           Stock compensation                                                          339.0                 -
      Changes in assets and liabilities
           Accounts receivable                                                        (642.3)           (839.6)
           Inventories                                                                 232.8            (319.3)
           Prepaid expenses and other current assets                                   (66.9)           (168.2)
           Other assets                                                                365.4             (10.8)
           Accounts payable                                                         (1,007.7)           (420.9)
           Accrued expenses                                                           (475.4)           (262.3)
           Deferred income                                                             (50.8)            (61.4)
           Income tax payable                                                            6.4             277.7
                                                                                ------------      ------------
           Net cash used in operating activities                                      (797.6)           (510.4)
                                                                                ------------      ------------

Cash flows from investing activities:
      Purchase of property and equipment                                              (213.3)           (202.4)
                                                                                ------------      ------------
           Net cash used in investing activities                                      (213.3)           (202.4)
                                                                                ------------      ------------

Cash flows from financing activities:
      Proceeds from the exercise of options                                            200.5           1,362.1
      Proceeds from the exercise of warrants                                               -             750.0
      Proceeds from the issuance of preferred stock                                        -           8,461.5
      Repayments to bank                                                                   -         (12,773.1)
      Payments on capital lease obligations                                                -             (13.3)
                                                                                ------------      ------------
           Net cash provided by (used) in financing activities                         200.5          (2,212.8)
                                                                                ------------      ------------

           Net decrease in cash and cash equivalents                                  (810.4)         (2,925.6)
Effect of exchange rates on cash and cash equivalents                                 (365.1)            (92.7)

Cash and cash equivalents at beginning of period                                    10,632.6           4,644.5

                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $    9,457.1           1,626.2
                                                                                ============      ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
           Interest                                                             $        0.7             264.0
                                                                                ============      ============
           Income taxes                                                         $          -              22.0
                                                                                ============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Unaudited Financial Statements

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2000. In the opinion of management, the accompanying condensed consolidated unaudited financial statements include all adjustments, which are necessary for a fair presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year.

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

     Our principal offices are located at 542 Flynn Road, Camarillo, California, 93012, and our telephone number is (805) 383-5200.

3.   Inventories (amounts in thousands)

                                                March 31, 2001   Dec. 31, 2000
                                               ---------------   -------------

               Raw materials...............    $       1,836.3        1,921.3
               Work in process.............              379.2          553.3
               Finished goods..............            4,096.3        4,218.4
                                               ---------------   ------------
                                               $       6,311.8        6,693.0
                                               ===============   ============

4.   Property and Equipment (amounts in thousands)

                                                       March 31, 2001    Dec. 31, 2000
                                                      -----------------  ---------------
          Machinery and equipment.................    $         5,156.0          5,356.4
          Office furniture and equipment..........              2,244.4          2,154.6
          Leasehold improvements..................                760.3            778.7
                                                      -----------------  ---------------
                                                                8,160.7          8,289.7
          Less accumulated depreciation and
          amortization............................              4,138.2          3,936.7
                                                      -----------------  ---------------
                                                      $         4,022.5          4,353.0
                                                      =================  ===============

5.   Earnings per Share

          The reconciliation of basic to diluted weighted average shares is as follows (amounts in thousands):


                                                       Three Months ended
                                                            March 31,
                                                    ------------------------
                                                       2001         2000
                                                    -----------  -----------
          Net loss available to
              common stockholders                    $    (49.7)      (362.8)
                                                    ===========  ===========

          Weighted average shares used in
              basic computation                        10,351.7      7,717.3

          Dilutive stock options and warrants                 -            -

          Weighted average shares used for
                                                    -----------  -----------
              diluted computation                      10,351.7      7,717.3
                                                    ===========  ===========


     Options to purchase 2,601,887 and 1,656,039 shares at a weighted average exercise price of $11.42 and $3.29 per share were outstanding as of March 31, 2001 and 2000, respectively, but were not used in the computation of fully diluted net income (loss) because their effect would be anti-dilutive.

     Warrants to purchase 1,287,700 and 1,346,750 shares at a weighted average exercise price of $7.77 and $7.91 per share were outstanding as of March 31, 2001 and 2000 respectively but were not included in the computation of diluted net income (loss) per share because the effect would be anti-dilutive.

6.       Stockholders' Equity

     a)  Comprehensive loss is determined as follows (amounts in thousands):

                                                              Three Months ended
                                                                   March 31,
                                                              ------------------
                                                                2001      2000
                                                              --------  --------

               Net loss available to common
                   stockholders used for basic and diluted
                   loss per share                             $ (49.7)   (362.8)

               Foreign currency translation
               adjustments                                     (289.9)   (258.7)
                                                              -------    ------

               Total comprehensive loss                       $(339.6)   (621.5)
                                                              =======    ======

7.   Business Segments

     The Company is engaged in a single industry, the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oligonucleotides used in biomedical research and human diagnostics. Our customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of our sales.

     Management of the Company has determined its reportable segments are strategic business units that offer both sales to external customers from geographic company facilities and sales to external customers in certain geographic regions. Significant reportable business segments are the United States and European facilities, and sales to external customers are summarized as those located in the United States, Europe, Japan and other. We evaluate performance for the "Sales-from" segments on net revenue and profit and loss from operations. Our reportable segments are strategic business units that offer geographical product availability. They are managed separtely because each business requires different marketing and distribution strategies. Business information is summarized as follows:

               Sales-from Segments (amounts in thousands):

                                                          Three months ended
                                                               March 31,
                                                            2001       2000
                                                         ----------  ---------
               Net sales to external customers from:
                   United States:
                      Domestic                           $  4,797.4    4,441.6
                      Export                                1,275.7    1,188.2
                                                         ----------  ---------
                          Total United States               6,073.1    5,629.8
                   Europe                                   2,584.1    2,261.6
                                                         ----------  ---------
                          Consolidated                   $  8,657.2    7,891.4
                                                         ==========  =========

               Operating income (loss):
                      United States                      $   (808.3)     899.8
                      Europe                                  550.5      402.9
                                                         ----------  ---------
                          Consolidated                   $   (257.8)   1,302.7
                                                         ==========  =========
               Sales-to Segments:
               Net sales to external customers in:
                      United States                         4,797.4    4,441.6
                      Europe                                2,395.3    2,189.6
                      Japan                                   887.4      864.5
                      Other                                   577.1      395.7
                                                         ----------  ---------
                          Consolidated                   $  8,657.2    7,891.4
                                                         ==========  =========


8.   Commitments and Contingencies

     On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by failing to register his stock options on a Form S-8 Registration Statement by December 8, 1999. Second, Fishman claims that this breach, coupled with BioSource's representations regarding a planned public offering (which prevented Company insiders from trading in the Company's common stock) and BioSource's subsequent termination of Fishman's employment, were each part of a larger scheme to interfere with, and ultimately prevent, the sale of his common stock. On August 11, 2000, we filed a motion to dismiss five of Mr. Fishman's six causes of action, and on September 29, 2000, the court dismissed three of the causes. On October 4, 2000, Mr. Fishman filed a first amended complaint. BioSource moved to dismiss two of the remaining causes of action, one based on new California Supreme Court precedent, and the other based on deficiencies in Mr. Fishman's allegations. The Court granted BioSource's motion as to both of these causes of action. As a consequence, the only two remaining causes of action in this litigation are (1) breach of contract and (2) fraud. On October 23, 2000, counsel for Fishman and BioSource conducted their Early Meeting of Counsel where they exchanged documents and agreed upon discovery and motion cut-off dates, trial estimates, and exchanged initial witness lists. In December 2000, BioSource answered the First Amended Complaint, and filed a counter-claim against Jordan Fishman. The parties are conducting depositions and other discovery. The case is scheduled for trial commencing July 17, 2001. No substantive adjudication of Mr. Fishman's claims has yet occurred, however, the Company believes that it has substantial defenses to Fishman's remaining causes of action.

     The Company has also commenced an arbitration proceeding against the former shareholders of its QCB division, including Mr. Fishman, to recover damages management believes it has suffered in connection with misrepresentations and omissions made by those shareholders in the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company's claim to recover the $1,347,000 of Escrowed Funds is based on QCB's breach of the representations and warranties made in the Stock Purchase Agreement. The parties have selected a panel of three arbitrators who will hear the dispute in November, 2001. The Company has also asserted a claim for punitive damages against Jordan Fishman in the arbitration. Management believes the ultimate outcome will not have a material effect on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in our 10-K for the fiscal year ended December 31, 2000, and all other recent filings we have made with the Securities and Exchange Commission.

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

Results of operations for the three months ended March 31, 2001

Revenues: Net sales for the three months ended March 31, 2001 and 2000 were $8,657,200 and $7,891,400, respectively, representing an increase of $765,800 or 9.7% (11.3% in local currency) in 2001 as compared to 2000. Geographically, our sales for the three months ended March 31, 2001 to customers in the North America increased by 9.5% due primarily to increased sales of assays, signal transduction products, custom antibodies and proteins. European sales increased 9.4% (15.3% in local currency) for the three months ended March 31, 2001 as compared to the quarter ended March 31, 2000 due primarily to increased sales of assays and signal transduction products. Sales in the rest of the world increased 11.1% for the three months ended March 31, 2001 as compared to the comparable prior year period, due primarily to the Company's effort to find new markets for its clinical products in less developed geographical areas.

Gross profit: Gross profit for the three months ended March 31, 2001 and 2000 was $4,699,700 and $4,883,100 respectively, representing a gross margin of 54.3% and 61.2% for three months ended March 31, 2001 and 2000, respectively. The decrease in GPM% was due to the higher infrastructure cost within the manufacturing area including the higher cost of the new Camarillo facility, increased depreciation expense, a reduction in WIP inventory in our custom peptides, antibodies and signal transduction product lines due to improvements in our production process, increased raw material cost in our serum and media lines and increased farm cost for antibody production.

Research and development: Research and development expense for the three months ended March 31, 2001 and 2000 amounted to $953,500 and $822,400, respectively. As a percentage of net sales, research and development expenditures were 11.0% and 10.4% of net sales for the quarters ended March 31, 2001 and 2000 respectively.

Sales and marketing: Sales and marketing expense for the three months ended March 31, 2001 and 2000 amounted to $1,922,200 and $1,346,400 respectively. As a percentage of net sales, sales and marketing expenditures were 22.2% and 17.0% of net sales for the quarter ended March 31, 2001 and 2000 respectively. The increased sales and marketing expense of $575,800 represents the Company's investment in its infrastructure through increased personnel and increased marketing programs.

General and administrative: General and administrative expense for the three months ended March 31, 2001 and 2000 amounted to $1,807,200 and $1,092,200 respectively, an increase of $715,000. Included in the increase are (i) a quarterly non-cash stock compensation charge of $339,000 which began in September 2000 and will continue through August 2005; (ii) $156,000 related to the transition costs of the new Senior Management team and legal fees related to an employee termination suit; and $220,000 related to the Company's investment in its infrastructure.

Amortization of intangible assets: Amortization of intangible assets for the three months ended March 31, 2001 and 2000 amounted to $274,600 and $269,400, respectively and is related to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

Interest income (expense), net: Net interest income for the three months ended March 31, 2001 was $136,500 which was related to interest income on cash invested in short-term securities during the quarter. Net interest expense was $182,400 for the three months ended March 31, 2000. Interest expense on the loans associated with the acquisitions of QCB and Bioluids in December 1998 of $223,000 was offset by $40,600 of interest income from cash invested in short term investments.

Income tax expense (benefit): The income tax benefit for the three months ended March 31, 2001 was $22,300 and the provision for income tax expense was $352,200 for the three months ended March 31, 2000. This represent the normalized tax rate of 31% for the three months ended March 31, 2001 and 2000 respectively.

Liquidity and Capital Resources:

    Cash and cash equivalents as of March 31, 2001 of $9,457,100 decreased by $1,175,500 from $10,632,600 at December 31, 2000. The decrease in cash was due in part to a reduction of accounts payable from the end of the year of $1,007,700. Working capital, which is the excess of current assets over current liabilities was $20,905,300 at March 31, 2001 as compared to $20,102,100 at December 31, 2000 representing an increase of $803,200 principally due to the decrease in accounts payable and accrued expenses.

    In the three months ended March 31, 2001, the Company received $200,500 from the issuance of common stock related to the exercise of stock options.

    The Company has never paid dividends on common stock and has no plans to do so in fiscal 2001. Our earnings will be retained for reinvestment in the business.

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

     International sales accounted for approximately 44.6% of our revenues in 2000 and 43.7% of our revenues for the three months ended March 31, 2001 and 2000, respectively.. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

     In addition, approximately 20.9% of our sales are made in foreign currencies, primarily Belgian francs, British pounds, and German marks. Although a significant portion of the foreign currencies in which we conduct our business is currently, or may in the future be, denominated in Euros as a result of the European

Monetary Union, we are not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

     As of April 30, 2001, 58 of our 232 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

 .    breadth of product line.

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

     As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998 through April 30, 2001 and from $6.00 to $13.69 per share from January 1, 2001 through April 30, 2001.

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

     Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 30.7% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 20, 2001. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

                                    Part II

                               Other Information

Item 1.  Legal Proceedings

         On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by failing to register his stock options on a Form S-8 Registration Statement by December 8, 1999. Second, Fishman claims that this breach, coupled with BioSource's representations regarding a planned public offering (which prevented Company insiders from trading in the Company's common stock) and BioSource's subsequent termination of Fishman's employment, were each part of a larger scheme to interfere with, and ultimately prevent, the sale of his common stock. On August 11, 2000, we filed a motion to dismiss five of Mr. Fishman's six causes of action, and on September 29, 2000, the court dismissed three of the causes. On October 4, 2000, Mr. Fishman filed a first amended complaint. BioSource moved to dismiss two of the remaining causes of action, one based on new California Supreme Court precedent, and the other based on deficiencies in Mr. Fishman's allegations. The Court granted BioSource's motion as to both of these causes of action. As a consequence, the only two remaining causes of action in this litigation are (1) breach of contract and (2) fraud. On October 23, 2000, counsel for Fishman and BioSource conducted their Early Meeting of Counsel where they exchanged documents and agreed upon discovery and motion cut-off dates, trial estimates, and exchanged initial witness lists. In December 2000, BioSource answered the First Amended Complaint, and filed a counter-claim against Jordan Fishman. The parties are conducting depositions and other discovery. The case is scheduled for trial commencing July 17, 2001. No substantive adjudication of Mr. Fishman's claims has yet occurred, however, the Company believes that it has substantial defenses to Fishman's remaining causes of action.

     The Company has also commenced an arbitration proceeding against the former shareholders of its QCB division, including Mr. Fishman, to recover damages management believes it has suffered in connection with misrepresentations and omissions made by those shareholders in the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company's claim to recover the $1,347,000 of Escrowed Funds is based on QCB's breach of the representations and warranties made in the Stock Purchase Agreement. The parties have selected a panel of three arbitrators who will hear the dispute in November, 2001. The Company has also asserted a claim for punitive damages against Jordan Fishman in the arbitration.

Item 2.  Change in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of matters to a vote of security holders.
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
                    None

         (b)   Reports on Form 8-K
                      Current Report on Form 8-K dated February 28, 2001, reporting Items 5 and 7 and filed with the Securities and Exchange Commission on March 22, 2001.

                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BIOSOURCE INTERNATIONAL, INC.
                                                  (Registrant)




Date: May 11, 2001                       /s/      RUSSELL D. HAYS
                                                  ---------------
                                                  Russell D. Hays
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer

Date: May 11, 2001                       /s/      CHARLES C. BEST
                                                  ---------------
                                                  Charles C. Best
                                                  Executive Vice President and
                                                  Chief Financial Officer