Form 10-Q
period 2001-06-30
BIOSOURCE INTERNATIONAL INC
filed 2001-08-09
CIK 860451

-------------------------------------------------------------------------------

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                  YES    X                 NO
                       ----                   ----

     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of August 6, 2001 was 10,446,394.


-------------------------------------------------------------------------------

            BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
                                  JUNE 30, 2001
                                      INDEX



                                                                        PAGE NO.

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
         June 30, 2001 (unaudited) and December 31, 2000                      3

         Condensed Consolidated Statements of Operations for the
         three and six months ended  June 30, 2001 and 2000 (unaudited)       4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2001 and 2000 (unaudited)                  5

         Notes to Condensed Consolidated Unaudited Financial
         Statements                                                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          24



                     PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                   25

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 25

ITEM 5.  OTHER INFORMATION                                                   25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    25

SIGNATURES                                                                   26

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)
                                                                             JUNE 30,      DECEMBER 31,
                                                                               2001           2000
                                                                           ------------    ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                $ 10,213.7       10,632.6
   Accounts receivable, less allowance for doubtful accounts
     of $129.8 at June 30, 2001 and $142.8 at December 31, 2000                6,218.9        5,611.2
   Inventories, net  (note 3)                                                  6,340.7        6,693.0
   Prepaid expenses and other current assets                                   1,188.1        1,261.4
   Deferred income taxes                                                       2,316.5        2,222.0
                                                                            -----------    -----------
                                  Total current assets                        26,277.9       26,420.2

Property and equipment, net  (note 4)                                          4,096.7        4,353.0
Intangible assets net of accumulated amortization of $2,828.1 at
   June 30, 2001 and $2,278.9 at December 31, 2000                            12,202.3       12,751.5
Other assets                                                                     383.6          382.4
Deferred tax assets                                                            6,457.2        6,457.1
                                                                            -----------    -----------
                                                                            $ 49,417.7       50,364.2
                                                                            ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $  2,657.9        3,275.1
   Accrued expenses                                                            2,459.1        2,687.7
   Deferred income                                                               255.5          314.2
   Income tax payable                                                                -           41.1
                                                                            -----------    -----------
                                  Total current liabilities                    5,372.5        6,318.1

Commitments and contingencies (note 8)

Stockholders' equity:

Common stock, $.001 par value. Authorized 20,000,000 shares:
       issued 10,735,859 shares and outstanding 10,445,428
       shares at June 30, 2001; issued 10,616,889 shares and
       outstanding 10,326,458 shares at December 31, 2000                         10.4           10.3
Additional paid-in capital                                                    49,302.6       49,303.9
Accumulated deficit                                                           (2,546.9)      (3,071.1)
Accumulated other comprehensive loss                                          (2,720.9)      (2,197.0)
                                                                            -----------    -----------
                                  Net stockholders' equity                    44,045.2       44,046.1
                                                                            -----------    -----------
                                                                            $ 49,417.7       50,364.2
                                                                            ===========    ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2001 and 2000
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                 -------------------------    ---------------------------
                                                                     2001           2000          2001             2000
                                                                 -----------   -----------    -----------     -----------
Net sales                                                        $  8,760.1       8,448.5       17,417.3        16,339.9
Cost of sales                                                       3,678.1       3,257.2        7,635.5         6,315.5
                                                                 -----------   -----------    -----------     -----------
    Gross profit                                                    5,082.0       5,191.3        9,781.8        10,024.4

Operating expenses:
    Research and development                                          925.1         899.2        1,878.6         1,721.6
    Sales and marketing                                             1,823.5       1,393.4        3,745.7         2,739.9
    General and administrative                                      1,360.1       1,670.5        3,167.3         2,762.7
    Amortization of intangibles                                       274.6         274.1          549.2           543.4
                                                                 -----------   -----------    -----------     -----------
         Total operating expenses                                   4,383.3       4,237.2        9,340.8         7,767.6
                                                                 -----------   -----------    -----------     -----------
Operating income                                                      698.7         954.1          441.0         2,256.8

Interest income (expense), net                                        106.8         (10.7)         243.3          (193.2)
Other income, net                                                      26.1          78.3           75.4            94.3
                                                                 -----------   -----------    -----------     -----------
Income before income taxes                                            831.6       1,021.7          759.7         2,157.9
Provision for income taxes                                            257.8         316.7          235.5           668.9
                                                                 -----------   -----------    -----------     -----------
        Net income                                                    573.8         705.0          524.2         1,489.0
Redeemable preferred stock dividend and accretion
  of beneficial conversion                                                -        (322.5)             -        (1,469.3)
                                                                 -----------   -----------    -----------     -----------
Net income available to common stockholders                      $    573.8         382.5          524.2            19.7
                                                                 ===========   ===========    ===========     ===========

Net income per share available to common stockholders
    Basic                                                        $     0.06          0.05           0.05            0.00
                                                                 ===========   ===========    ===========     ===========
    Diluted                                                      $     0.05          0.04           0.05            0.00
                                                                 ===========   ===========    ===========     ===========
Shares used to compute net income available to
  common shareholders
    Basic                                                          10,428.1       7,930.0       10,377.6         7,825.2
                                                                 ===========   ===========    ===========     ===========
    Diluted                                                        10,964.2       9,293.0       11,175.9         9,627.1
                                                                 ===========   ===========    ===========     ===========



         The accompanying notes are an integral part of these condensed consolidated financial statements

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                             (Amounts in thousands)
                                   (Unaudited)

                                                                       2001           2000
                                                                    -----------    -----------
Cash flows from operating activities:
       Net income                                                   $    524.2        1,489.0
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                              1,096.8        1,037.8
            Stock compensation                                          (388.0)           0.0
       Changes in assets and liabilities:
            Accounts receivable                                         (934.6)      (1,410.5)
            Inventories                                                   67.5         (603.3)
            Prepaid expenses and other current assets                      4.2         (242.2)
            Deferred taxes                                               (94.5)           1.1
            Other assets                                                 357.0           37.1
            Accounts payable                                            (257.8)         419.2
            Accrued expenses                                            (144.1)          89.4
            Deferred income                                              (58.6)         (40.1)
            Income tax payable                                           100.9          254.8
                                                                    -----------    -----------
            Net cash provided by operating activities                    273.0        1,032.3
                                                                    -----------    -----------
Cash flows from investing activities:
       Purchase of property and equipment                               (613.3)        (559.1)
                                                                    -----------    -----------
            Net cash used in investing activities                       (613.3)        (559.1)
                                                                    -----------    -----------
Cash flows from financing activities:
       Proceeds from the exercise of options                             292.3        1,578.7
       Proceeds from the exercise of warrants                              0.0          750.0
       Proceeds from the issuance of preferred stock                       0.0        8,414.2
       Repayments to bank                                                  0.0      (12,982.2)
       Payments on capital lease obligations                               0.0          (13.3)
                                                                    -----------    -----------
            Net cash provided by (used in) financing activities          292.3       (2,252.6)
                                                                    -----------    -----------
            Net decrease in cash and cash equivalents                    (48.0)      (1,779.4)
Effect of exchange rates on cash and cash equivalents                   (370.9)        (362.4)
Cash and cash equivalents at beginning of period                      10,632.6        4,644.5
                                                                    -----------    -----------
Cash and cash equivalents at end of period                          $ 10,213.7        2,502.7
                                                                    ===========    ===========
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
            Interest                                                $      1.1          296.0
                                                                    ===========    ===========
            Income taxes                                            $        -          460.5
                                                                    ===========    ===========
Supplemental disclosure of non-cash information
            Preferred stock accretion                               $        -        1,201.1
                                                                    ===========    ===========
            Income tax benefit from exercise of stock options       $     94.5          850.0
                                                                    ===========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year.


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

      Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 42,GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill [and equity-method goodwill] is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill [and negative equity-method goodwill] existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report.

3.    INVENTORIES (AMOUNTS IN THOUSANDS)

                                     JUNE 30, 2001   DEC. 31, 2000
                                     -------------   -------------
Raw materials......................    $ 1,771.2        1,921.3
Work in process....................        337.8          553.3
Finished goods.....................      4,231.7        4,218.4
                                     ------------    -----------
                                       $ 6,340.7        6,693.0
                                     ============    ===========


4.    PROPERTY AND EQUIPMENT (AMOUNTS IN THOUSANDS)

                                            JUNE 30, 2001      DEC. 31, 2000
                                           --------------      -------------
Machinery and equipment..................    $ 5,334.4            5,356.4
Office furniture and equipment...........      2,361.8            2,154.6
Leasehold improvements...................        750.2              778.7
                                           ------------         -----------
                                               8,446.4            8,289.7
Less accumulated depreciation and
amortization.............................      4,349.7            3,936.7
                                           ------------         -----------
                                             $ 4,096.7            4,353.0
                                           ============         ===========

5.    EARNINGS PER SHARE

      The reconciliation of basic to diluted weighted average shares is as follows (amounts in thousands):

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                       ------------------------  ------------------------
                                          2001          2000        2001          2000
                                       -----------   ----------  -----------   ----------
Net income available to
     common stockholders               $    573.8        382.5   $    524.2        19.7
                                       ===========   ==========  ===========   ==========
Weighted average shares used in
     basic computation                   10,428.1      7,930.0     10,377.6      7,825.2

Dilutive stock options and warrants         536.1      1,363.0        798.3      1,801.9
                                       -----------   ----------  -----------   ----------
Weighted average shares used for
     diluted computation                 10,964.2      9,293.0     11,175.9      9,627.1
                                       ===========   ==========  ===========   ==========


     Options to purchase 1,115,834 and 14,000 shares were not included in the computation of diluted net income per share for the three month periods ended June 30, 2001 and 2000, respectively, because the effect would be anti-dilutive. Options to purchase 947,045 and 34,000 shares were not included in the computation of diluted net income per share for the six-month periods ended June 30, 2001 and 2000 respectively because the effect would be anti-dilutive.

6.    STOCKHOLDERS' EQUITY

     Comprehensive income (loss) is determined as follows (amounts in thousands):

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                               -----------------------      ------------------------
                                                  2001        2000              2001         2000
                                               ----------  -----------      -----------   ----------
Net income available to common
    stockholders used for basic and diluted
     income per share                              573.8        382.5            524.2         19.7

Foreign currency translation
adjustments                                       (234.0)       (82.3)          (523.9)      (341.0)
                                               ----------  -----------      -----------   ----------
Total comprehensive income (loss)                  339.8        300.2              0.3       (321.3)
                                               ==========  ===========      ===========   ==========

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


SALES-FROM SEGMENTS (AMOUNTS IN THOUSANDS):
                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                     2001          2000         2001           2000
                                                  -----------   ----------   -----------   ------------
Net sales to external customers from:
    United States:
        Domestic                                   $ 5,310.8     $4,925.3     $10,107.4      $ 9,367.0
        Export                                       1,085.6      1,027.4       2,361.9        2,215.5
                                                  -----------   ----------   -----------   ------------
             Total United States                     6,396.4      5,952.7      12,469.3       11,582.5
    Europe                                           2,363.7      2,495.8       4,948.0        4,757.4
                                                  -----------   ----------   -----------   ------------
             Consolidated                          $ 8,760.1     $8,448.5     $17,417.3     $ 16,339.9
                                                  ===========   ==========   ===========   ============

Operating income (loss):
        United States                                $ (67.6)     $ 524.6      $ (876.1)     $ 1,554.7
        Europe                                         766.3        429.5       1,317.1          702.1
                                                  -----------   ----------   -----------   ------------
             Consolidated                            $ 698.7      $ 954.1       $ 441.0      $ 2,256.8
                                                  ===========   ==========   ===========   ============
SALES-TO SEGMENTS:
Net sales to external customers in:
        United States                              $ 5,310.8     $4,925.3     $10,107.4      $ 9,367.0
        Europe                                       2,218.7      2,291.4       4,614.4        4,481.0
        Japan                                          667.7        731.4       1,555.0        1,595.9
        Other                                          562.9        500.4       1,140.5          896.0
                                                  -----------   ----------   -----------   ------------
             Consolidated                          $ 8,760.1     $8,448.5     $17,417.3     $ 16,339.9
                                                  ===========   ==========   ===========   ============


8.    COMMITMENTS AND CONTINGENCIES

     On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by failing to register his stock options on a Form S-8 Registration Statement by December 8, 1999. Second, Fishman claims that this breach, coupled with BioSource's representations regarding a planned public offering (which prevented Company insiders from trading in the Company's common stock) and BioSource's subsequent termination of Fishman's employment, were each part of a larger scheme to interfere with, and ultimately prevent, the sale of his common stock. On August 11, 2000, we filed a motion to dismiss five of Mr. Fishman's six causes of action, and on September 29, 2000, the court dismissed three of the causes. On October 4, 2000, Mr. Fishman filed a first amended complaint. BioSource moved to dismiss two of the remaining causes of action, one based on new California Supreme Court precedent, and the other based on deficiencies in Mr. Fishman's allegations. The Court granted BioSource's motion as to both of these causes of action. As a consequence, the only two remaining causes of action in this litigation are (1) breach of contract and (2) fraud. In December 2000, BioSource answered the First Amended Complaint, and filed a counter-claim against Jordan Fishman. Discovery has concluded. Trial is scheduled to commence August 28, 2001. BioSource filed a motion for summary judgment against plaintiff's case and that motion was heard on August 6, 2001. The judge has taken the motion under consideration and we expect a ruling in the near future.

     The Company has also commenced an arbitration proceeding against the former shareholders of its QCB division, including Mr. Fishman, to recover damages management believes it has suffered in connection with misrepresentations and omissions made by those shareholders in the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company's claim to recover the $1,347,000 of Escrowed Funds is based on QCB's breach of the representations and warranties made in the Stock Purchase Agreement. The parties have selected a panel of three arbitrators who will hear the dispute in November 2001. The Company has also asserted a claim for punitive damages against Jordan Fishman in the arbitration.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

REVENUES: Net sales for the three months ended June 30, 2001 and 2000 were $8,760,100 and $8,448,500, respectively, representing an increase of $311,600 or 3.7% (5.1% in local currency) in 2001 as compared to 2000. Geographically, our sales for the three months ended June 30, 2001 to customers in North America increased by 11.0% due primarily to increased sales of assays, signal transduction products, custom antibodies and proteins. European sales decreased 3.2% (increasing 2.1% in local currency) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 due primarily to increased sales of assays and signal transduction products. Sales in the rest of the world decreased 14.0% for the three months ended June 30, 2001 as compared to the comparable prior year period, due primarily to the Company's effort to find new markets for its clinical products in less developed geographical areas.

GROSS PROFIT: Gross profit for the three months ended June 30, 2001 and 2000 was $5,082,000 and $5,191,300 respectively, representing a gross margin of 58.0% and 61.4% for three months ended June 30, 2001 and 2000, respectively. The decrease in gross profit margin was due to the higher infrastructure cost within the manufacturing area including the higher cost of the new Camarillo facility, increased depreciation expense, antibodies and signal transduction product lines due to improvements in our production process, increased raw material cost in our serum and media lines and increased farm cost for antibody production.

RESEARCH AND DEVELOPMENT: Research and development expense for the three months ended June 30, 2001 and 2000 amounted to $925,100 and $899,200, respectively. As a percentage of net sales, research and development expenditures remained constant at 10.6% for each of the quarters ended June 30, 2001 and 2000.

SALES AND MARKETING: Sales and marketing expense for the three months ended June 30, 2001 and 2000 amounted to $1,823,500 and $1,393,400, respectively, an increase of $430,100. This increase represents the Company's investment in its infrastructure through increased personnel and marketing programs. As a percentage of net sales, sales and marketing expenditures were 20.8% and 16.5% for the quarter ended June 30, 2001 and 2000, respectively.

GENERAL AND ADMINISTRATIVE: General and administrative expense for the three months ended June 30, 2001 and 2000 amounted to $1,360,100 and $1,670,500 respectively, a decrease of $310,400. This decrease resulted from $436,000 of increased costs due to the Company's investment in its infrastructure primarily resulting from an increase in personnel, $78,000 of other management transition costs, $426,000 of legal costs related to an employee termination offset by $727,000 of expense reduction from a non-cash stock compensation adjustment related to the previously announced resignation of Russell D. Hays on May 18, 2001. The three months ended June 30, 2000 included a $523,000 charge related to costs of a failed follow on offering.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets for the three months ended June 30, 2001 and 2000 amounted to $274,600 and $274,100, respectively and is related to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

INTEREST INCOME (EXPENSE), NET: Net interest income for the three months ended June 30, 2001 was $106,800 which was related to interest income on cash invested in short-term securities during the quarter. For the three months ended June 30, 2000, interest expense on the loans associated with the corporate headquarters and the acquisitions of QCB and Bioluids in December 1998 of $28,000 was offset by $17,300 of interest income from cash invested in short term investments.

PROVISION FOR INCOME TAXES: The income tax expense the three months ended June 30, 2001 and 2000 was $257,800 and $316,700 respectively, representing a normalized tax rate of 31% for each of the respective periods.

In the second quarter of 2000, the Company recognized a $322,500 non-cash redeemable preferred stock dividend and accretion of beneficial conversion charge related to the issuance to Genstar Capital Partners II, L.P. of Series B Redeemable Preferred Stock and detachable stock purchase warrants in the first quarter of 2000. The redeemable preferred stock involved in the transaction converted to common stock in September 2000 and accordingly, all remaining non-cash charges were accounted for at that time.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

REVENUES: Net sales for the six months ended June 30, 2001 and 2000 were $17,417,300 and $16,339,900, respectively, representing an increase of $1,077,400 or 6.6% (8.1% in local currency) in 2001 as compared to 2000. Geographically, our sales for the six months ended June 30, 2001 to customers in North America increased by 10.3% due primarily to increased sales of assays, signal transduction products, custom antibodies and proteins. European sales increased 3.0% (8.5% in local currency) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 due primarily to increased sales of assays and signal transduction products. Sales in the rest of the world decreased 2.2% for the six months ended June 30, 2001, as compared to the comparable prior year period, due primarily to lower distributor sales.

GROSS PROFIT: Gross profit for the six months ended June 30, 2001 and 2000 was $9,781,800 and $10,024,400 respectively, representing a gross margin of 56.2% and 61.3% for six months ended June 30,

2001 and 2000, respectively. The decrease in gross profit margin was due to the higher infrastructure cost within the manufacturing area including the higher cost of the new Camarillo facility, increased depreciation expense, underabsorbed overhead costs in our custom peptides, antibodies and signal transduction product lines due in part to excess capacity and improvements in our production process, increased raw material cost in our serum and media lines and increased farm cost for antibody production.

RESEARCH AND DEVELOPMENT: Research and development expense for the six months ended June 30, 2001 and 2000 amounted to $1,878,600 and $1,721,600, respectively. As a percentage of net sales, research and development expenditures were 10.8% and 10.5% of net sales for the six months ended June 30, 2001 and 2000, respectively.

SALES AND MARKETING: Sales and marketing expense for the six months ended June 30, 2001 and 2000 amounted to $3,745,700 and $2,739,900, respectively, an increase of $1,005,800. This increase represents the Company's investment in its infrastructure through increased personnel and marketing programs. As a percentage of net sales, sales and marketing expenditures were 21.5% and 16.8% of net sales for the six months ended June 30, 2001 and 2000, respectively.

GENERAL AND ADMINISTRATIVE: General and administrative expense for the six months ended June 30, 2001 and 2000 amounted to $3,167,300 and $2,762,700 respectively, an increase of $404,600. This increase resulted from $656,000 of increased costs due to the Company's investment in its infrastructure primarily resulting from an increase in personnel, $158,000 of other management transition costs, $501,000 of legal costs related to an employee termination offset by $388,000 of expense reduction from a non-cash stock compensation adjustment related to the resignation of Mr. Hays. The six months ended June 30, 2000 included a $523,000 charge related to costs of a failed follow on offering. As a percentage of sales, selling, marketing and administrative expenses represented 18.2% and 16.9% for the six months ended June 30, 2001 and 2000, respectively.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets for the six months ended June 30, 2001 and 2000 amounted to $549,200 and $543,400, respectively and is related to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

INTEREST INCOME (EXPENSE), NET: Net interest income for the six months ended June 30, 2001 was $243,300 which was related to interest income on cash invested in short-term securities during the quarter. Net interest expense was $193,200 for the six months ended June 30, 2000. Interest expense on the loans associated with the corporate headquarters and the acquisitions of QCB and Bioluids in December 1998 of $256,000 was offset by $62,800 of interest income from cash invested in short term investments.

PROVISION FOR INCOME TAXES: Income tax expense for the six months ended June 30, 2001 and 2000 was $235,500 and $668,900 respectively, representing a normalized 31% tax rate for each respective period.

In the first six months of 2000, the Company recognized a $1,469,300 non-cash redeemable preferred stock dividend and accretion of beneficial conversion charge related to the issuance to Genstar Capital Partners II L.P. of Series B Redeemable Preferred Stock and detachable stock purchase warrants in the first quarter of 2000. The redeemable preferred stock involved in the transaction converted to common stock in September 2000 and accordingly, all remaining non-cash charges were accounted for at that time.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents as of June 30, 2001 of $10,213,700 decreased by $418,900 from $10,632,600 at December 31, 2000. The decrease in cash was due in part to an increase in accounts receivable from the end of the year of $607,700. Working capital, which is the excess of current assets over current liabilities was $20,905,400 at June 30, 2001 as compared to $20,102,100 at December 31, 2000 representing an increase of $803,300 principally due to the decrease in accounts payable and accrued expenses.

     In the six months ended June 30, 2001, the Company received $292,300 from the issuance of common stock related to the exercise of stock options.

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

                          RISKS RELATED TO OUR BUSINESS

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

     We historically have sought, and will continue to seek, to increase our sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses. Our historical revenue growth is primarily attributable to our acquisitions and new product development and, to a lesser extent, to increased revenues from our existing products. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income. Our ability to achieve our expansion objectives and to manage our growth effectively and profitably depends upon a variety of factors, including:

o    our ability to internally develop new products;

o    our ability to make profitable acquisitions;

o    integration of new facilities into existing operations;

o    hiring, training and retention of qualified personnel;

o establishment of new relationships or expansion of existing relationships with customers and suppliers; and

o    availability of capital.

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

     In the past we have experienced, and are likely to experience in the future, delays in the development and introduction of products. We cannot assure that we will keep pace with the rapid rate of change in life sciences research, or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

o    availability, quality and price relative to competitive products;

o    the timing of introduction of the product relative to competitive products;

o    customers' opinion of the products utility;

o    ease of use;

o    consistency with prior practices;

o    scientists' opinion of the product's usefulness;

o    citation of the product in published research; and

o    general trends in life sciences research.

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

     Our success also will continue to depend, to a significant extent on the members of our management team. We do not maintain any "key man" insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services any of our other key management or employees, could have a material adverse effect upon our business.

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


WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

     International sales accounted for approximately 42.0% and 42.7% of our revenues in the first six months of 2001 and 2000, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

o    unexpected changes in regulatory requirements and tariffs;

o difficulties and costs associated within staffing and managing foreign operations, including foreign distributor relationships;

o    longer accounts receivable collection cycles in certain foreign countries;

o    adverse economic or political changes;

o    unexpected changes in regulatory requirements;

o    more limited protection for intellectual property in some countries;

o    changes in our international distribution network and direct sales force;

o potential trade restrictions, exchange controls and import and export licensing requirements;

o    problems in collecting accounts receivable; and

o    potentially adverse tax consequences of overlapping tax structure.

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

     In addition, approximately 19.9% of our sales are made in foreign currencies, primarily Belgian francs, British pounds, and German marks. Although a significant portion of the foreign currencies in which we conduct our business is currently, or may in the future be, denominated in Euros as a result of the European Monetary Union, we are not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.


OUR OPERATING RESULTS MAY FLUCTUATE.

     Our operating results may vary significantly quarter to quarter and from year to year as a result of a variety of factors. These factors include:

o    level of demand for our products;

o    changes in our customer and product mix;

o    timing of acquisitions and investments in infrastructure;

o    competitive conditions;

o    timing and extent of intellectual property litigation;

o    exchange rate fluctuations; and

o    general economic conditions.

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

     As of July 31, 2001, 58 of our 224 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

                       RISKS ASSOCIATED WITH OUR INDUSTRY

THE BIOMEDICAL RESEARCH PRODUCTS INDUSTRY IS VERY COMPETITIVE, AND WE MAY BE UNABLE TO CONTINUE TO COMPETE EFFECTIVELY IN THIS INDUSTRY IN THE FUTURE.

     We are engaged in a segment of the biomedical research products industry that is highly competitive. We compete with many other suppliers and new competitors continue to enter the markets. Many of our competitors, both in the United States and elsewhere, are major pharmaceutical, chemical and biotechnology companies, and many of them have substantially greater capital resources, marketing experience, research and development staffs, and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may also be more successful than us in producing and marketing their products. We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

o    product performance, features and liability;

o    price;

o    timing of product introductions;

o ability to develop, maintain and protect proprietary products and technologies;

o    sales and distribution capabilities;

o    technical support and service;

o    brand royalty;

o    applications support; and

o    breadth of product line.

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


                     RISKS ASSOCIATED WITH OUR COMMON STOCK

OUR STOCK PRICE HAS BEEN VOLATILE.

     Our common stock is quoted on the Nasdaq National Market, and there has been substantial volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including:

o    fluctuations in our quarterly operating and earnings per share results;

o    the gain or loss of significant contracts;

o    loss of key personnel;

o announcements of technological innovations or new products by us or our competitors;

o    delays in the development and introduction of new products;

o    legislative or regulatory changes;

o    general trends in the industry;

o recommendations and/or changes in estimates by equity and market research analysts;

o    biological or medical discoveries;

o disputes and/or developments concerning intellectual property, including patents and litigation matters;

o    public concern as to the safety of new technologies;

o    sales of common stock of existing holders;

o    securities class action or other litigation

o developments in our relationships with current or future customers and suppliers; and

o    general economic conditions, both in the United States and abroad.

     As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998 through August 6, 2001 and from $6.00 to $13.69 per share from January 1, 2001 through August 6, 2001.

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

ANTI-TAKEOVER PROVISIONS IN OUR GOVERNING DOCUMENTS AND UNDER APPLICABLE LAW COULD IMPAIR THE ABILITY OF A THIRD PARTY TO TAKE OVER OUR COMPANY.

     We are subject to various legal and contractual provisions that may impede a change in our control, including the following:

o our adoption of a stockholders' rights plan, which could result in the significant dilution of the proportionate ownership of any person that engages in an unsolicited attempt to take over our company; and

o the ability of our board of directors to issue additional shares of our preferred stock, which shares may be given superior voting, liquidation, distribution and other rights as compared to our common stock.

     These provisions, as well as other provisions in our certificate of incorporation and bylaws and under the Delaware General Corporations Law, may make it more difficult for a third party to acquire our company, even if the acquisition attempt was at a premium over the market value of our common stock at that time.

     Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 25.2% of our outstanding common stock, based upon the beneficial ownership of our common stock as of July 26, 2001. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

o will be able to significantly influence the composition of our board of directors;

o will significantly influence all matters requiring stockholder approval, including change of control transactions; and

o    will continue to have significant influence over our business.

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

     Our executive officers, directors and principal stockholders beneficially own approximately 25.2% of our outstanding common stock, based upon the beneficial ownership of our common stock as of July 26, 2001. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by failing to register his stock options on a Form S-8 Registration Statement by December 8, 1999. Second, Fishman claims that this breach, coupled with BioSource's representations regarding a planned public offering (which prevented Company insiders from trading in the Company's common stock) and BioSource's subsequent termination of Fishman's employment, were each part of a larger scheme to interfere with, and ultimately prevent, the sale of his common stock. On August 11, 2000, we filed a motion to dismiss five of Mr. Fishman's six causes of action, and on September 29, 2000, the court dismissed three of the causes. On October 4, 2000, Mr. Fishman filed a first amended complaint. BioSource moved to dismiss two of the remaining causes of action, one based on new California Supreme Court precedent, and the other based on deficiencies in Mr. Fishman's allegations. The Court granted BioSource's motion as to both of these causes of action. As a consequence, the only two remaining causes of action in this litigation are (1) breach of contract and (2) fraud. In December 2000, BioSource answered the First Amended Complaint, and filed a counter-claim against Jordan Fishman. Discovery has concluded. Trial is scheduled to commence in November 2001. BioSource filed a motion for summary judgment against plaintiff's case and that motion was heard on August 6, 2001. The judge has taken the motion under consideration and we expect a ruling in the near future.

     The Company has also commenced an arbitration proceeding against the former shareholders of its QCB division, including Mr. Fishman, to recover damages management believes it has suffered in connection with misrepresentations and omissions made by those shareholders in the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company's claim to recover the $1,347,000 of Escrowed Funds is based on QCB's breach of the representations and warranties made in the Stock Purchase Agreement. The parties have selected a panel of three arbitrators who will hear the dispute in November 2001. The Company has also asserted a claim for punitive damages against Jordan Fishman in the arbitration.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                None.

     (b)  Reports on Form 8-K

               Current Report on Form 8-K dated May 1, 2001, reporting Item 5 and filed with the Securities and Exchange Commission on May 7, 2001.

               Current Report on Form 8-K dated May 18, 2001, reporting Item 5 and filed with the Securities and Exchange Commission on May 21, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIOSOURCE INTERNATIONAL, INC.
                                                      (Registrant)


Date: August 9, 2001                      /s/ JAMES H. CHAMBERLAIN
                                          -------------------------------
                                              James Chamberlain
                                              Interim
                                              Chief Executive Officer


Date: August 9, 2001                      /s/ CHARLES C. BEST
                                          -------------------------------
                                              Charles C. Best
                                              Executive Vice President and
                                              Chief Financial Officer