Form 10-Q
period 2001-09-30
BIOSOURCE INTERNATIONAL INC
filed 2001-11-08
CIK 860451

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


                      YES   X                       NO ____


      The number of shares of the Registrant's common stock, $.001 par value, outstanding as of November 6, 2001 was 10,446,731.


-------------------------------------------------------------------------------

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                               SEPTEMBER 30, 2001
                                      INDEX



                                                                       PAGE NO.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of September 30,
     2001 (unaudited) and December 31, 2000                                3

     Condensed Consolidated Statements of Operations for the
     three and nine months ended September 30, 2001 and 2000
     (unaudited)                                                           4

     Condensed Consolidated Statements of Cash Flows for the
     nine months ended September 30, 2001 and 2000 (unaudited)             5

     Notes to Condensed Consolidated Unaudited Financial Statements        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        24



                            PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS                                                25

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                         25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   25

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               25

ITEM 5. OTHER INFORMATION                                                 26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 26

SIGNATURES                                                                27

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)
                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                               2001            2000
                                                                            -------------   ------------
                                           ASSETS
Current assets:
   Cash and cash equivalents                                                $   10,846         10,633
   Accounts receivable, less allowance for doubtful accounts
     of $214 at September 30, 2001 and $143 at December 31, 2000                 5,963          5,611
   Inventories, net  (See Note 3)                                                6,790          6,693
   Prepaid expenses and other current assets                                     1,242          1,261
   Deferred income taxes                                                         2,317          2,222
                                                                            -----------     ----------
                                       Total current assets                     27,158         26,420

Property and equipment, net  (See Note 4)                                        4,848          4,353
Intangible assets net of accumulated amortization of $3,103 at
  September 30, 2001 and $2,279 at December 31, 2000                            11,928         12,752
Other assets                                                                       432            382
Deferred tax assets                                                              6,457          6,457
                                                                            -----------     ----------
                                                                            $   50,823         50,364
                                                                            ===========     ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $    3,286          3,316
   Accrued expenses                                                              2,559          2,688
   Deferred income                                                                 253            314
   Income tax payable                                                                -              -
                                                                            -----------     ----------
                                       Total current liabilities                 6,098          6,318

Commitments and contingencies (See Note 8)

Stockholders' equity:

Common stock, $.001 par value. Authorized 20,000,000 shares:
               issued outstanding 10,443,607 shares at
               September 30, 2001; issued 10,616,889 shares  and
               outstanding 10,326,458 shares at December 31, 2000                   10             10
Additional paid-in capital                                                      49,308         49,304
Accumulated deficit                                                             (2,281)        (3,071)
Accumulated other comprehensive loss                                            (2,312)        (2,197)
                                                                            -----------     ----------
                                       Net stockholders' equity                 44,725         44,046
                                                                            -----------     ----------
                                                                            $   50,823         50,364
                                                                            ===========     ==========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine Months Ended September 30, 2001 and 2000
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED         NINE MONTHS ENDEDD
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                    -----------------------    -----------------------
                                                                       2001         2000          2001         2000
                                                                    -----------   ---------    ----------    ---------
Net sales                                                           $    8,587       8,150        26,004       24,490
Cost of sales                                                            3,761       3,395        11,397        9,710
                                                                      ---------   ---------    ----------    ---------
    Gross profit                                                         4,826       4,755        14,607       14,780

Operating expenses:
    Research and development                                             1,051         872         2,930        2,593
    Sales and marketing                                                  1,806       1,325         5,552        4,065
    General and administrative                                           1,751       3,420         4,918        6,184
    Amortization of intangibles                                            275         275           824          818
                                                                      ---------   ---------    ----------    ---------
         Total operating expenses                                        4,883       5,892        14,224       13,660
                                                                      ---------   ---------    ----------    ---------
Operating income (loss)                                                    (57)     (1,137)          383        1,120

Interest income (expense), net                                              85          13           330         (180)
Other income (expense), net                                                (28)        (47)           47           47
                                                                      ---------   ---------    ----------    ---------
Income (loss) before income taxes                                            -      (1,171)          760          987
Provision for (benefit from) income taxes                                 (266)       (609)          (30)          60
                                                                      ---------   ---------    ----------    ---------
        Net income (loss)                                                  266        (562)          790          927
Redeemable preferred stock dividend and accretion
  of beneficial conversion                                                   -      (2,384)            -       (3,853)
                                                                      ---------   ---------    ----------    ---------
Net income (loss) available to common stockholders                  $      266      (2,946)          790       (2,926)
                                                                      =========   =========    ==========    =========

Net income (loss) per share available to common stockholders
    Basic                                                           $     0.03       (0.35)         0.08        (0.37)
                                                                      =========   =========    ==========    =========
    Diluted                                                         $     0.02       (0.35)         0.07        (0.37)
                                                                      =========   =========    ==========    =========
Shares used to compute net income (loss) available to
  common shareholders
    Basic                                                               10,443       8,362        10,400        7,997
                                                                      =========   =========    ==========    =========
    Diluted                                                             10,868       8,362        11,003        7,997
                                                                      =========   =========    ==========    =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)
                                                                         2001           2000
                                                                      -----------    ----------
Cash flows from operating activities:
        Net income                                                     $     790           927
        Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation and amortization                                1,662         1,588
              Stock compensation                                            (388)            -
        Changes in assets and liabilities:
              Accounts receivable                                           (476)       (1,296)
              Inventories                                                   (102)       (1,104)
              Prepaid expenses and other current assets                       19          (761)
              Deferred taxes                                                 (94)          347
              Other assets                                                   305           466
              Accounts payable                                               355           652
              Accrued expenses                                              (151)        1,052
              Deferred income                                                (61)          (22)
              Income tax payable                                             101          (200)
                                                                      -----------    ----------
              Net cash provided by operating activities                    1,960         1,649
                                                                      -----------    ----------
Cash flows from investing activities:
        Purchase of property and equipment                                (1,625)       (1,084)
                                                                      -----------    ----------
              Net cash used in investing activities                       (1,625)       (1,084)
                                                                      -----------    ----------
Cash flows from financing activities:
        Proceeds from the exercise of options                                295         2,909
        Proceeds from the exercise of warrants                                 -           750
        Proceeds from the issuance of common stock                                       5,350
        Proceeds from the issuance of preferred stock                          -         8,414
        Repayments to bank                                                     -       (12,991)
        Payments on capital lease obligations                                  -           (13)
                                                                      -----------    ----------
              Net cash provided by financing activities                      295         4,419
                                                                      -----------    ----------
              Net increase in cash and cash equivalents                      630         4,984
Effect of exchange rates on cash and cash equivalents                       (417)         (402)
Cash and cash equivalents at beginning of period                          10,633         4,645

                                                                      -----------    ----------
Cash and cash equivalents at end of period                             $  10,846         9,227
                                                                      ===========    ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
              Interest                                                 $       1           325
                                                                      ===========    ==========
              Income taxes                                                     -           473
                                                                      ===========    ==========
Supplemental disclosure of non-cash information
              Preferred stock accretion                                        -         2,426
                                                                      ===========    ==========
              Income tax benefit from exercise of stock options               94         2,472
                                                                      ===========    ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of BioSource International, Inc. (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year.

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

        RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 141, BUSINESS COMBINATIONS, and Statement No. 42,GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company is required to adopt the provisions of Statement 141 and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets"" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of Statement 144 will not have a material impact on its financial statements or results of operations.

3.      INVENTORIES (AMOUNTS IN THOUSANDS)

                                    SEPT. 30, 2001     DEC. 31, 2000
                                    --------------     -------------
Raw materials.....................         $ 2,037            1,921
Work in process...................             298              553
Finished goods....................           4,455            4,219
                                    --------------     --------------
                                           $ 6,790            6,693
                                    ==============     ==============

4. PROPERTY AND EQUIPMENT (AMOUNTS IN THOUSANDS)

                                         SEPT. 30, 2001   DEC. 31, 2000
                                         --------------   -------------
Machinery and equipment...............    $     6,197           5,356
Office furniture and equipment........          2,519           2,155
Leasehold improvements................            884             779
                                         --------------   --------------
                                                9,600           8,290
Less accumulated depreciation and
  amortization........................          4,752           3,937
                                         --------------   --------------
                                          $     4,848           4,353
                                         ==============   ==============


5. EARNINGS PER SHARE

     The reconciliation of basic to diluted weighted average shares is as follows (amounts in thousands):

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                      ---------------------    -------------------------
                                        2001        2000          2001           2000
                                      --------   ----------    ----------     ----------
Net income (loss) available to
      common stockholders              $  266     $ (2,946)      $   790       $ (2,926)
                                      ========   ==========    ==========     ==========
Weighted average shares used in
      basic computation                10,443        8,362        10,400          7,997

Dilutive stock options and warrants       425            -           603              -
                                      --------   ----------    ----------     ----------
Weighted average shares used for
      diluted computation              10,868        8,362        11,003          7,997
                                      ========   ==========    ==========     ==========


     Options to purchase 1,039,613 and 1,750,942 shares were not included in the computation of diluted net income (loss) available to common shareholders per share for the three month periods ended September 30, 2001 and 2000, respectively because their effect would be anti-dilutive. Options to purchase 822,443 and 1,750,942 shares were not included in the computation of diluted net income (loss) available to common shareholders per share for the nine month periods ended September 30, 2001 and 2000, respectively, because their effect would be anti-dilutive.

    Warrants to purchase 1,287,000 shares at a weighted average exercise price of $7.07 per share were outstanding as of September 30, 2001 but were not included in the computation of diluted net income available to common shareholders per share for the three months ended September 30, 2001 because their effect would be anti-dilutive.

    On September 20, 2000, 389,143 shares of the Series B Redeemable Preferred stock were converted into 1,556,574 shares of common stock at a weighted average common stock conversion price of $6.06. These shares, for the period prior to their conversion, were not included in the computation of diluted loss per share for the three and nine-month periods ended September 30, 2000 because their effect would be anti-dilutive.

6. STOCKHOLDERS' EQUITY

     Comprehensive income (loss) is determined as follows (amounts in thousands):

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                        ----------------------   ------------------------
                                                           2001        2000        2001           2000
                                                        ----------  ----------   ----------    ----------
Net income (loss) available to common stockholders          $ 266      (2,946)         790        (2,926)
Foreign currency translation adjustments                      409        (406)        (115)         (747)
                                                        ----------  ----------   ----------    ----------
Total comprehensive income (loss)                           $ 675      (3,352)         675        (3,673)
                                                        ==========  ==========   ==========    ==========


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

SALES-FROM SEGMENTS (AMOUNTS IN THOUSANDS):                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              SEPTEMBER 30,            SEPTEMBER 30,
                                                           2001         2000        2001          2000
                                                        ----------   ----------   ----------    ---------
Net sales to external customers from:
     United States:
         Domestic                                         $ 5,241        4,933       15,348        14,301
         Export                                             1,040        1,009        3,403         3,224
                                                        ----------   ----------   ----------    ----------
               Total United States                          6,281        5,942       18,751        17,525
     Europe                                                 2,306        2,208        7,253         6,965
                                                        ----------   ----------   ----------    ----------
               Consolidated                               $ 8,587        8,150       26,004        24,490
                                                        ==========   ==========   ==========    ==========
Operating income (loss):
         United States                                     $ (483)      (1,817)      (1,359)         (547)
         Europe                                               426          680        1,742         1,667
                                                        ----------   ----------   ----------    ----------
               Consolidated                                 $ (57)      (1,137)         383         1,120
                                                        ==========   ==========   ==========    ==========
SALES-TO SEGMENTS:
Net sales to external customers in:
         United States                                    $ 5,241        4,933       15,348        14,301
         Europe                                             2,093        1,880        6,706         6,360
         Japan                                                721          762        2,276         2,358
         Other                                                532          575        1,674         1,471
                                                        -----------  -----------  -----------   -----------
               Consolidated                               $ 8,587        8,150       26,004        24,490
                                                        ===========  ===========  ===========   ===========

8. COMMITMENTS AND CONTINGENCIES

     On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by failing to register his stock options on a Form S-8 Registration Statement by December 8, 1999. Second, Fishman claims that this breach, coupled with BioSource's representations regarding a planned public offering (which prevented Company insiders from trading in the Company's common stock) and BioSource's subsequent termination of Fishman's employment, were each part of a larger scheme to interfere with, and ultimately prevent, the sale of his common stock. On August 11, 2000, we filed a motion to dismiss five of Mr. Fishman's six causes of action, and on September 29, 2000, the court dismissed three of the causes. On October 4, 2000, Mr. Fishman filed a first amended complaint. BioSource moved to dismiss two of the remaining causes of action, one based on new California Supreme Court precedent, and the other based on deficiencies in Mr. Fishman's allegations. The Court granted BioSource's motion as to both of these causes of action. As a consequence, the only two remaining causes of action in this litigation were (1) breach of contract and (2) fraud. In December 2000, BioSource answered the First Amended Complaint, and filed a counter-claim against Jordan Fishman. Discovery has concluded. Trial is scheduled to commence August 28, 2001. BioSource filed a motion for summary judgment against plaintiff's case and that motion was heard on August 6, 2001. The Court granted BioSource's motion as to the fraud claim. Therefore, only the breach of contract claim and BioSource's counterclaim remain for trial. Trial is set to commence in January 2002.

     The Company has also commenced an arbitration proceeding against the former shareholders of its QCB division, including Mr. Fishman, to recover damages management believes it has suffered in connection with misrepresentations and omissions made by those shareholders in the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company's claim to recover the $1,347,000 of Escrowed Funds is based on QCB's breach of the representations and warranties made in the Stock Purchase Agreement. The parties have selected a panel of three arbitrators who will hear the dispute in March 2002. The Company has also asserted a claim for punitive damages against Jordan Fishman in the arbitration.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES: Net sales for the three months ended September 30, 2001 and 2000 were $8,587,000 and $8,150,000, respectively, representing an increase of $437,000 or 5% (6% in local currency) in 2001 as compared to 2000. Geographically, our sales for the three months ended September 30, 2001 to customers in North America increased by 8% as compared to the comparable prior year period. European sales increased 11% (15% in local currency) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Sales in the rest of the world decreased 16% for the three months ended September 30, 2001 as compared to the comparable prior year period.

GROSS PROFIT: Gross profit for the three months ended September 30, 2001 and 2000 was $4,826,000 and $4,755,000 respectively, representing a gross margin of 56% and 58% for three months ended September 30, 2001 and 2000, respectively. The decrease in gross profit margin was due to the higher infrastructure cost within manufacturing, increased depreciation expense, and increased raw material costs.

RESEARCH AND DEVELOPMENT: Research and development expense for the three months ended September 30, 2001 and 2000 amounted to $1,051,000 and $872,000, respectively. As a percentage of net sales, research and development expenditures remained constant at 12% and 11% for the quarters ended September 30, 2001 and 2000, respectively. This increase in expenses reflects the Company's continued efforts on new product development.

SALES AND MARKETING: Sales and marketing expense for the three months ended September 30, 2001 and 2000 amounted to $1,806,000 and $1,325,000, respectively, an increase of $481,000. This increase represents the Company's investment in its infrastructure through increased personnel and marketing programs. As a percentage of net sales, sales and marketing expenditures were 21% and 16% for the quarter ended September 30, 2001 and 2000, respectively.

GENERAL AND ADMINISTRATIVE: General and administrative expense for the three months ended September 30, 2001 and 2000 amounted to $1,751,000 and $3,420,000 respectively, a decrease of $1,669,000. In the three months ended September 30, 2001, we incurred additional increased costs of $429,000 related to an employee severance package and legal fees related to an employee termination. These increased costs were offset by higher increased costs of $2,098,000 in the third quarter of 2000 including transition costs and non-cash stock compensation charges from the hiring of a new CEO in September of 2000 and legal costs related to an employee termination. As a percentage of sales, general and administrative expense were 20% and 42% for the three months ended September 30, 2001 and 2000, respectively.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets for each of the three months ended September 30, 2001 and 2000 amounted to $275,000 and is related to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

INTEREST INCOME, NET: Interest income for the three months ended September 30, 2001 was $85,000 which was related to interest income on cash invested in short-term securities during the quarter. Interest income for the three months ended September 30, 2000 was $13,000. $42,000 is related to interest income on cash invested in short-term securities during the quarter, offset by $29,000 of interest expense related to a loan on the Company's previous headquarters.

PROVISION FOR (BENEFIT FROM) INCOME TAXES: The income tax benefit for the three months ended September 30, 2001 and 2000 was $266,000 and $609,000, respectively. Due to the Company's lower net income for each of the three months ended September 30, 2001 and 2000, the Company re-evaluated and adjusted its effective tax rates for those periods. This, along with the Company's current permanent tax benefits including an R & D tax credit and the manufacturing investment tax credit, have caused the Company's to record a benefit for each of the three months ended September 30, 2001 and 2000 respectively.

In the third quarter of 2000, the Company recognized a $2,384,000 charge for non-cash redeemable preferred stock dividends and accretion related to a beneficial conversion feature associated with the issuance to Genstar Capital Partners II, L.P. of Series B Redeemable Preferred Stock and detachable stock purchase warrants in the first quarter of 2000. The redeemable preferred stock involved in the transaction converted to common stock in September 2000 and accordingly, all remaining non-cash charges were accounted for at such time.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES: Net sales for the nine months ended September 30, 2001 and 2000 were $26,004,000 and $24,490,000, respectively, representing an increase of $1,514,000 or 6% (8% in local currency) in 2001 as compared to 2000. Geographically, our sales for the nine months ended September 30, 2001 to customers in North America increased by 10% as compared to the comparable prior year period. European sales increased 5% (11% in local currency) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Sales in the rest of the world decreased 7% for the nine months ended September 30, 2001, as compared to the comparable prior year period.

GROSS PROFIT: Gross profit for the nine months ended September 30, 2001 and 2000 was $14,607,000 and $14,780,000 respectively, representing a gross margin of 56% and 60% for nine months ended September 30, 2001 and 2000, respectively. The decrease in gross profit margin was due to the higher infrastructure cost within manufacturing, increased depreciation expense, underabsorbed overhead costs in our custom peptides, antibodies and signal transduction product lines due in part to excess capacity and improvements in our production process, and increased raw material costs.

RESEARCH AND DEVELOPMENT: Research and development expense for the nine months ended September 30, 2001 and 2000 amounted to $2,930,000 and $2,593,000, respectively. As a percentage of net sales, research and development expenditures were 11% of net sales for each of the nine months ended September 30, 2001 and 2000. This increase in expenses reflects the Company's continued efforts on new product development.

SALES AND MARKETING: Sales and marketing expense for the nine months ended September 30, 2001 and 2000 amounted to $5,552,000 and $4,065,000, respectively, an increase of $1,487,000. This increase represents the Company's investment in its infrastructure through increased personnel and marketing programs. As a percentage of net sales, sales and marketing expenditures were 21% and 17% of net sales for the nine months ended September 30, 2001 and 2000, respectively.

GENERAL AND ADMINISTRATIVE: General and administrative expense for the nine months ended September 30, 2001 and 2000 amounted to $4,918,000 and $6,184,000 respectively, a decrease of $1,266,000. In the nine months ended September 30, 2001, in addition to increased costs related primarily to personnel and other administrative costs of $657,000, we incurred additional increased costs of $1,089,000 related to an employee severance package and legal fees related to an employee termination as well as $388,000 of a net expense recovery from a non-cash stock compensation adjustment. These increased costs were offset by higher increased costs during the nine months ended September 30, 2000 including a $523,000 charge related to a failed follow on offering in the second quarter of 2000 and $2,100,000 in the third quarter of 2000 including transition costs and non-cash stock compensation charges from the hiring of a new CEO in September of 2000 and legal costs related to an employee termination. As a percentage of sales, general and administrative expense were 19% and 25% for the nine months ended September 30, 2001 and 2000, respectively.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets for the nine months ended September 30, 2001 and 2000 amounted to $824,000 and $818,000, respectively, and are related to the amortization of the intangible assets from the QCB and Biofluids acquisitions.

INTEREST INCOME (EXPENSE), NET: Net interest income for the nine months ended September 30, 2001 was $330,000 which was related to interest income on cash invested in short-term securities during the quarter. Net interest expense was $180,000 for the nine months ended September 30, 2000. $326,000 is related to interest expense associated with the loan on the Company's old building and interest expense on the loans associated with the acquisitions of QCB and Bioluids in December 1998. This is offset by $146,000 of interest income on cash invested in short-term securities during the nine months ended September 30, 2000.

PROVISION FOR (BENEFIT FROM) INCOME TAXES: Income tax benefit for the nine months ended September 30, 2001 was $30,000 and the income tax expense for the nine months ended September 30, 2000 was $60,000. Due to the Company's lower net income for each of the nine months ended September 30, 2001 and 2000, the Company re-evaluated and adjusted its effective tax rates for those periods. This, along with the Company's current permanent tax benefits including an R & D tax credit and the manufacturing investment tax credit, results in the Company's effective tax rate to be -4% and 6% for the nine months ended September 30, 2001 and 2000 respectively.

In the first nine months of 2000, the Company recognized a $3,853,000 charge for non-cash redeemable preferred stock dividends and accretion related to a beneficial conversion feature associated with the issuance to Genstar Capital Partners II L.P. of Series B Redeemable Preferred Stock and detachable stock purchase warrants in the first quarter of 2000. The redeemable preferred stock involved in the transaction converted to common stock in September 2000 and accordingly, all remaining non-cash charges were accounted for at this time.

LIQUIDITY AND CAPITAL RESOURCES:

    Cash and cash equivalents as of September 30, 2001 of $10,846,000 increased by $213,000 from $10,633,000 at December 31, 2000. The increase in cash was due primarily from net cash provided from operating activities of $1,960,000 offset by capital expenditures of $1,625,000. Working capital, which is the excess of current assets over current liabilities, was $21,060,000 at September 30, 2001 as compared to $20,102,000 at December 31, 2000 representing an increase of $958,000.

    In the nine months ended September 30, 2001, the Company received $295,000 from the issuance of common stock related to the exercise of stock options.

    In September of 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The Board has authorized the Company to repurchase up to $5,000,000 of its common stock. The repurchases are to be made at the discretion of management and can be made at any time, as market conditions warrant. The stock repurchase program will end June 30, 2003.

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

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

      International sales accounted for approximately 41% and 42% of our revenues in the first nine months of 2001 and 2000, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

     As of September 30, 2001, 62 of our 240 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

     As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998 through November 9, 2001 and from $5.00 to $13.38 per share from January 1, 2001 through November 9, 2001.

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

     Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 20.4% of our outstanding common stock, based upon the beneficial ownership of our common stock as of November 1, 2001. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

     Our executive officers, directors and principal stockholders beneficially own approximately 20.4% of our outstanding common stock, based upon the beneficial ownership of our common stock as of November 1, 2001. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California. Mr. Fishman's complaint asserts a number of claims for relief against BioSource and alleges that BioSource breached Mr. Fishman's employment agreement by failing to register his stock options on a Form S-8 Registration Statement by December 8, 1999. Second, Fishman claims that this breach, coupled with BioSource's representations regarding a planned public offering (which prevented Company insiders from trading in the Company's common stock) and BioSource's subsequent termination of Fishman's employment, were each part of a larger scheme to interfere with, and ultimately prevent, the sale of his common stock. On August 11, 2000, we filed a motion to dismiss five of Mr. Fishman's six causes of action, and on September 29, 2000, the court dismissed three of the causes. On October 4, 2000, Mr. Fishman filed a first amended complaint. BioSource moved to dismiss two of the remaining causes of action, one based on new California Supreme Court precedent, and the other based on deficiencies in Mr. Fishman's allegations. The Court granted BioSource's motion as to both of these causes of action. As a consequence, the only two remaining causes of action in this litigation were (1) breach of contract and (2) fraud. In December 2000, BioSource answered the First Amended Complaint, and filed a counter-claim against Jordan Fishman. Discovery has concluded. Trial is scheduled to commence in November 2001. BioSource filed a motion for summary judgment against plaintiff's case and that motion was heard on August 6, 2001. The Court granted BioSource's motion as to the fraud claim. Therefore, only the breach of contract claim and BioSource's counterclaim remain for trial. Trial is scheduled to commence in January 2002.

     The Company has also commenced an arbitration proceeding against the former shareholders of its QCB division, including Mr. Fishman, to recover damages management believes it has suffered in connection with misrepresentations and omissions made by those shareholders in the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company's claim to recover the $1,347,000 of Escrowed Funds is based on QCB's breach of the representations and warranties made in the Stock Purchase Agreement. The parties have selected a panel of three arbitrators who will hear the dispute in March 2002. The Company has also asserted a claim for punitive damages against Jordan Fishman in the arbitration.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 26, 2001, the Company held its Annual Meeting of Stockholders. The following sets forth the identity of directors elected for one year and until their respective successors have been elected. In addition, the results of the voting on the ratification of appointment of the company's auditors are included

                                               FOR                WITHHELD
                                             ---------           ---------
         1.  Election of directors
                Jean-Pierre L. Conte         9,403,360            35,142
                Leonard M. Hendrickson       9,423,125            15,377
                David J. Moffa               9,422,770            15,732
                John R. Overturf, Jr.        9,422,866            15,636
                Robert D. Weist              9,422,770            15,732
                Robert J. Weltman            9,403,324            35,178

                                             FOR          AGAINST       ABSTAIN
                                           ---------      -------       -------
         2.  Ratification of Auditors      9,426,972       8,601         2,929


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               None

     (b)  Reports on Form 8-K

               Current Report on Form 8-K dated July 24, 2001, reporting Item 5 and filed with the Securities and Exchange Commission on August 3, 2001.

               Current Report on Form 8-K dated September 26, 2001, reporting
               Item 5 and filed with the Securities and Exchange Commission on October 4, 2001.

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



                                             BIOSOURCE INTERNATIONAL, INC.
                                                           (Registrant)




Date: November 7, 2001                       /S/ LEONARD M. HENDRICKSON
                                             ----------------------------------
                                                 Leonard M. Hendrickson
                                                 President and
                                                 Chief Executive Officer




Date: November 7, 2001                       /S/ CHARLES C. BEST
                                             ----------------------------------
                                                 Charles C. Best
                                                 Executive Vice President and
                                                 Chief Financial Officer