Form 10-K
period 2001-12-31
BIOSOURCE INTERNATIONAL INC
filed 2002-03-26
CIK 860451

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 000-21930


                          BIOSOURCE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    77-0340829
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                   542 FLYNN ROAD, CAMARILLO, CALIFORNIA 93012
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (805) 987-0086


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

       The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) held by non-affiliates of the registrant as of March 21, 2002 was $58,625,000.

       The number of shares of the Registrant's common stock outstanding as of March 21, 2002 was 9,852,863.


================================================================================

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

We have a strong scientific research staff, a broad product line and an established trade name, giving us a strong presence in the biomedical research market. We intend to continue our focus on new product development, and to seek to acquire businesses, products and technologies complementary to our current business through acquisitions, licensing or joint ventures.

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

STRATEGY

Our strategy is to increase our organic growth rate through focused research and development and sales and marketing investments in cellular communications markets with high growth potential. Cellular communications markets include both extracellular signaling products (such as cytokines) and intracellular signaling products (such as signal transduction). BioSource will exploit unique corporate and product capabilities to drive product growth in these select markets. As a complement to this strategy, we may, as appropriate, acquire companies which enhance our ability to compete in these markets. In order to facilitate this strategy, the Company is:

o Investing more resources in research and development than in prior history. The past three years have seen research and development spending at approximately 11% of net sales. In 2002, our research and development spending is projected to be approximately 16% - 18% of sales - a dollar increase of approximately $2.5 million. We expect this investment to result in a substantially higher rate of product introduction, increased levels of novel products and transfer of existing products into novel platforms.

o Continuing to invest in sales and marketing infrastructure by increasing our geographic coverage and marketing support. This effort began in 2000 and will continue in 2002. We expect this investment to result in new market penetration, increased brand recognition and ultimately greater organic sales growth.

o Increasing business development efforts to support the Company's cellular communications strategy. We anticipate this focus will result in additional relationships in the areas of licensing and strategic partnerships. This will enable our reagent development and manufacturing expertise to be more easily exploited in novel platforms and technologies.

o Evaluating potential acquisition targets that will complement our existing core competencies and further strengthen our position in core proteomics markets.

PRODUCTS

We offer over 3,200 different products, which we group into the following product lines:

o    assays

o    antibodies

o    bioactive proteins and peptides

o    oligonucleotides

o    serum, buffers and media

ASSAYS

Enzyme-Linked ImmunoSorbent Assay test kits. We have developed reagents and methodologies for the measurement of cytokines and chemokines in blood or other biological samples. ELISA test kits are a combination of cytokines, their antibodies and other chemical reagents, and are used to measure the presence or quantity of a particular bioactive protein in serum, plasma or other biological sample. The quantitation of these cytokines and chemokines has been shown to be an excellent way for scientists to determine the functional status of the immune system. Since many of the current targets of pharmaceutical intervention are designed to modulate the immune system, using these quantitation markers as a means for gauging the effectiveness of treatment is becoming a key monitor.

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

Our ELISA tests produce results in a few hours, compared to days or even weeks with bioassays. We offer kits for human, mouse, rat, monkey and swine proteins. The diversity of species is important to allow investigators to establish numerous measurements in pre-clinical animal model systems. We offer over 328 types of ELISA kits and we believe we are the leader in sales of rat, monkey and swine cytokine ELISA kits. Detection of fluctuations in cytokine levels by ELISA tests, whether in an in-vitro cell culture experiment of a new drug or in a patient's serum, provide researchers and scientists with valuable information in understanding disease progression, therapy and diagnosis.

Of the more than 325 kits we offer, the following table illustrates a few of the more common applications of our ELISA test kits:

  Test Kit                          Characteristics/Application
-----------    -----------------------------------------------------------------
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

We offer over 1,500 antibody products. The following table illustrates some of the uses for the antibodies we offer:

      Uses                                  Description
----------------    ------------------------------------------------------------

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

 High Throughput    High throughput  screening  permits the researcher to screen test thousands of drug candidates in a short period of time for their effect on target molecules. In order to be used in this manner, we conjugate our antibodies to different dyes or enzymes.

 Immunoblotting     Immunoblotting   uses  antibodies  to  identify  a  specific
                    protein in a complex mixture.  In this process, a protein of
                    interest  is  separated   by  molecular   weight  using  gel
                    electrophoresis. A specific antibody is then passed over the mixture, and any protein that binds to the antibody is visibly detected.

The research conducted by our customers often requires that we manufacture unique, specific peptides or antibodies for custom research projects. Previously unidentified genes and proteins are being identified at a rapid rate, which often precedes the introduction of catalog offerings by many months to years. Through our Massachusetts facility we engage in the manufacture of these custom peptides and antibodies thus allowing customers to perform timely research on these new or proprietary targets. The capabilities to provide custom peptides and antibodies as well as innovative catalog products further strengthens our strategic relationships with our customers and has led to the development of new catalog products and expanded sales opportunities.

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

Cytokines are extracted from natural sources, such as human and animal platelets, white blood cells and lymphatic cells, or are produced through genetic engineering, also known as recombinant DNA technology. Cytokines coordinate and orchestrate the proper functioning of the immune system. In addition to producing the human cytokines, we also produce the equivalent proteins from mice, rats, swine and monkeys. Many cytokines are being investigated for their ability to activate or suppress host immunity. Cytokines and other similar growth factors and adhesion molecules are instrumental in the body's defense against cancer, AIDS and other life- threatening disorders.

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

We offer over 350 protein products. The following table shows examples of different cytokines we produce and use:

 Cytokine                                Research Uses
----------     -----------------------------------------------------------------
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

Genomics research requires large quantities of oligonucleotides. DNA arrays for expression profiling and single nucleotide polymorphism, or SNP, analysis all require the use of synthetic DNA oligonucleotides. In addition, high throughput screening techniques, used in drug discovery are incorporating the use of fluorescent modified DNA oligonucleotide probes to detect and quantify target gene expression. We have developed technologies to rapidly produce and manufacture large number of high quality DNA oligonucleotides for DNA array construction and developed proprietary processes to produce fluorescent probes.

The following table illustrates some of the uses for the DNA oligonucleotide services we offer:

   Uses                                 Applications
----------     -----------------------------------------------------------------

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

SERUM, BUFFERS AND MEDIA

We manufacture over 240 serum, media and buffer products in our catalog. We also offer custom formulation services for unique applications. These products are vital in growing specialized cell cultures. In most cases, cell cultures are a primary testing method for the effectiveness of vaccines and drugs for a variety of diseases.

CUSTOMERS

We have over 4,900 customers worldwide. No single customer accounted for 10% or more of our total revenue during any of the last three years. Our customers include:

    PHARMACEUTICAL           BIOTECHNOLOGY                UNIVERSITIES

     Astra Zeneca                Amgen            Brigham and Women's Hospital
Aventis Pharmaceuticals        Genentech             Georgetown University
 Bristol Myers Squibb            Biogen             Johns Hopkins University
       Eli Lilly         Human Genome Sciences                UCLA
   Glaxo Smithkline              Hyseq                  UC San Francisco
   Johnson & Johnson              Icos               University of Michigan
    Merck & Company       IDEC Pharmaceuticals     University of Pennsylvania
        Pfizer           Rigel Pharmaceuticals   University of Texas MD Anderson
       Pharmacia                                      Cancer Research Center
    Schering-Plough

                                   GOVERNMENT

                           Centers for Disease Control
                          Food and Drug Administration
                            National Cancer Institute
                          National Institutes of Health
                               VA Medical Centers
                          U.S. Army Research Institute

RESEARCH AND DEVELOPMENT

As a reagent company with significant internal R&D and manufacturing capability, BioSource strives to produce uniquely capable reagents to markers of interest for the pharmaceutical and research community. Reflecting our strategy, we are pursuing development in high-growth markets. Traditionally, we have focused our research and development in the area of extracellular signaling molecules. BioSource has been predominantly known, in this respect, for our work in cytokines. Cytokines are soluble proteins that act as chemical communicators between cells and continue to play an important role in disease processes. We will continue to leverage this immunological expertise to appropriately expand our product offerings in this area. We have also achieved success in extending our product lines into intracellular signaling, more commonly known as signal transduction. Signal transduction is a market that is growing in importance as researchers begin to understand its central role in disease. We also plan to exploit the increasing demand for new high-content and high-throughput platforms that enable pharmaceutical and biotechnology companies to fully realize the opportunities represented by the sequencing of the human genome.

Therefore, our current research and development activities are focused in the following areas:

o Development of reagents for new detection technologies and assay platforms for the growing high-content and high-throughput screening markets.

o Selective addition of new cytokine, chemokine and growth factors to our existing product offerings o Development of new signal transduction reagents.

Currently we employ 39 research scientists, 21 of whom hold Ph.D.'s. Among these professionals are experts in peptide chemistry, molecular biology, immunology and signal transduction. In particular, their knowledge is fundamental to the development of peptides, oligonucleotides, proteins, antibodies and assay kits. Our research laboratories are located in Camarillo, California; Hopkinton, Massachusetts; and Nivelles, Belgium. In the year ended December 31, 2001, we introduced over 300 new products, of which approximately 80% were developed by our scientists. In addition, as of February 22, 2002, we had approximately 243 products under development. We spent approximately $3,986,000, $3,575,000, and $3,315,000 on research and development in 2001, 2000, and 1999 respectively. These amounts represent approximately 11% of net sales in each year. In 2002, our research and development spending is projected to be approximately 16% - 18% of sales - a dollar increase of approximately $2.5 million. We expect this investment to result in a substantially higher rate of product introduction, increased levels of novel products and transfer of existing products into novel platforms.

MANUFACTURING

Our reagent products and ELISA test kits are manufactured in Camarillo, California. We manufacture oligonucleotides at our laboratories located at our facilities in Camarillo and Foster City, California. Our custom antibodies are manufactured at the laboratory facilities in Hopkinton, Massachusetts. Our serum, buffers and media are manufactured at our facilities in Rockville, Maryland. We also manufacture antibodies and assay kits at our European facility in Nivelles, Belgium.

Labeling, packaging, and shipping are carried out independently at each facility. We purchase our packaging components from outside suppliers who follow our own custom packaging designs. We have an internal graphic arts department located at our Camarillo, California facility that designs our packaging and marketing materials. We believe there are numerous available suppliers for our packaging components.

We believe that we have adequate supplies of raw materials on hand to continue to manufacture almost all of our products and meet customer demand, and that those materials that we do not produce internally are readily available from multiple sources.

SALES AND MARKETING

We have 29 sales representatives worldwide. The principal markets for our products are in the United States, Japan and Western Europe. We have a direct sales force strategically located in major metropolitan areas in the United States. The use of a direct sales force provides us with an opportunity to discuss directly with researchers and scientists' new developments and trends in the industry. We advertise in various scientific trade journals and distribute our own product catalog to all current and selected potential customers. We sell to our international markets directly through our European subsidiary, and we use international distributors that specifically target selected foreign life science markets.

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

Besides the United States, we sell directly to Germany, Belgium, Holland and the United Kingdom, and use a network of international distributors covering over 40 other countries. We utilize a network of both exclusive and non-exclusive international distributors, but we generally grant exclusive distribution rights only where the distributor maintains direct field representatives proportionate to the potential for sales of our products in a defined geographical area. In order to serve as our distributor, the distributor must agree to and meet acceptable annual sales goals. We offer all of our distributors annual training to enhance their knowledge of our products as well as their respective applications, solicit requests for new products and ultimately to increase sales.

COMPETITION

We are engaged in a segment of the health care products industry that is highly competitive. Our primary competitors include biotechnology companies such as Techne Corporation, BD BioSciences, New England Biolabs, and Invitrogen. Many of our competitors have been involved in the health care industry significantly longer than we have and benefit from greater name recognition. In addition, many of our competitors have greater resources to devote to research and development, sales and marketing and occasionally engage in price cutting measures to achieve leadership in their field. However, we believe that by offering a very broad and complete product line that enables the end user to obtain many products from one source we gain a competitive advantage. In addition, competition in our markets generally focus on the following factors:

o    quality

o    speed of delivery

o    application/customer support

o    breadth of product offerings and

o    price

PATENTS AND TRADEMARKS

We are currently seeking and intend to seek patent protection on certain proprietory technologies. Although our intent is to protect our interests in select technologies, there is no guarantee that these patents will be granted, or if granted, be effective in fully protecting the use of these technologies. We also seek to protect our interests by treating certain technologies and know-how as trade secrets and by requiring all employees and contractors to execute invention and assignment agreements with us, which include confidentiality provisions.

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

EMPLOYEES

As of March 1, 2002, we employed 257 individuals, 247 of who were full time employees. Twenty-one of our employees at that date had doctoral degrees.

None of our employees in the United States is represented by a labor union. As of March 21, 2001, 53 of our 257 employees worked for our Europeon subsidiary in Belgium. As is customary under Belgian labor law, employees of our Belgian subsidiary, BioSource Europe S.A., are represented by two national unions who represent employee interests to the national chemistry industry employer organization. We believe we are in compliance with these Belgium legal restrictions. We consider our current Belgium subsidiary employee and labor relations to be good.

Pursuant to Belgian law, we have in the past been subject to heightened restrictions related to union representation for works councils and safety councils applicable to companies with more than 50 employees. Because we employed less than 50 employees at our Nivelles, Belgian facility in 2000, these heightened restrictions terminated in April 2000. If we employ more than 50 employees as determined under Belgium law, then at the time of the next elections for works councils and safety councils that will occur in 2004, the heightened restrictions for certain employees will again be applicable to us.

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

In November 2000 the Company completed the sale of its previous corporate headquarters. In conjunction with this sale, the Company paid the remaining
$672,100 balance due on the Heller Financial Corp. loan and the remaining $543,600 due on the Small Business Administration loan. As a result of the sale of the building, the Company recognized a loss of $99,300 in 2000, which is shown in other income (expense) in the accompanying consolidated statement of operations.

In March 2000 the Company entered into a lease for a new facility at 542 Flynn Road in Camarillo, California, and relocated their previous offices and laboratories to this new location in July, 2000. The new building contains approximately 51,821 square feet and is situated in an industrial park approximately two blocks from the previous corporate headquarters. The lease commenced on May 1, 2000 and runs through June 30, 2005, with the option to continue the lease for two additional five-year terms. Monthly lease payments in 2002 are approximately $29,000. The new facility has several laboratory areas, including molecular biology facilities, a protein purification facility, an oligonucleotide facility, and an assay development and manufacturing facility, as well as ELISA development and manufacturing space and cold storage rooms sufficient to accommodate our current and anticipated future needs.

We lease a facility in Foster City, California, approximately 20 miles south of San Francisco, which consists of approximately 6,500 square feet, of which approximately 6,000 square feet is our oligonucleotide laboratory, under a lease that expires in May 2003. Monthly lease payments in 2002 are approximately $13,000.

We also lease a facility in Hopkinton, Massachusetts, approximately 25 miles west of Boston, which consists of approximately 11,500 square feet, of which approximately 7,000 square feet is laboratory space, under a lease originally expired in April 2001. In February 2001 the Company amended its current lease in Hopkinton, Massachusetts. The amended lease extends the term of the lease for five additional years. Monthly lease payments in 2002 are approximately $11,000.

In January 2002, the Company leased an additional facility in Hopkinton, Massachusetts, which consists of approximately 10,500 square feet, of which approximately 7,000 is laboratory space, under a lease that expires in January, 2007. Monthly lease payments in 2002 are approximately $16,000.

We lease a facility in Rockville, Maryland, which consists of approximately 11,500 square feet of warehouse, manufacturing, and office space, under a lease that expires in May 2004. Monthly lease payments in 2002 are approximately $14,000.

Our European subsidiary leases facilities in Nivelles, Belgium, which consists of approximately 30,000 square feet of manufacturing, laboratory and office space, under a lease that expires in March 2007. Monthly lease payments in 2002 are approximately $18,000.

Additional small sales offices are located in Germany and Holland.

We believe that all of our facilities are in good condition, are adequately covered by insurance and will be adequate for our occupancy needs for the foreseeable future.

The Company's lease commitments for the above referenced properties make up substantially all of the Company's total lease commitments. At December 31, 2001, total future minimum payments under all of the Company's leases are as follows (in thousands):

    2002...................................$1,340
    2003................................... 1,260
    2004................................... 1,064
    2005...................................   810
    2006...................................   484
    Thereafter.............................    36
                                           ------
                                           $4,994
                                           ======

ITEM 3.  LEGAL PROCEEDINGS

On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California alleging breach of Dr. Fishman's Employment Agreement and a number of other causes of action. BioSource filed a counter claim against Dr. Fishman, and a number of pre-trial motions, the result of which was that only the breach of contract claim and BioSource's counter claim remained for trial. On January 14, 2002, shortly before the scheduled trial date, plaintiff agreed to settle the case and the DiSorbo Lawsuit discussed below for $275,000.

Dr. Fishman also sued Dennis DiSorbo, Ph.D., a Vice President of our QCB division, in the Superior Court of Worcester, Massachusetts for wrongfully interfering with his employment contract with BioSource (the "DiSorbo Lawsuit"). The DiSorbo Lawsuit was stayed pending the determination of the California Lawsuit. The parties agreed to settle the DiSorbo Lawsuit as part of the settlement of the California Lawsuit without additional consideration.

In June of 2000, the former shareholders of QCB commenced a AAA arbitration proceeding against the Company seeking the recovery of escrowed funds from the purchase of QCB that were being held by the Company to recover damages management believes it has suffered in connection with inaccuracies in, and/or breaches of the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company has counterclaimed against the former shareholders of QCB, including Dr. Fishman, in the arbitration to recover those damages. The Company seeks to recover $1,347,000 of escrowed funds for this claim. In addition, the Company also brought a fraud claim against Dr. Fishman for the intentional misrepresentations and/or omissions he made in connection with the Stock Purchase Agreement. In its fraud claim, the Company seeks to recover the amount of its overpayment for the purchase of QCB, the amount of lost profits that BioSource would reasonably have anticipated and earned had QCB possessed the characteristics fraudulently attributed to it, punitive damages, and attorneys' fees and costs. The parties have selected a panel of three arbitrators who will hear the dispute. The parties are in the process of conducting discovery in connection with the arbitration. The arbitration is scheduled to begin on May 1, 2002. The Company has not recorded an accrual for any potential gain realized upon a successful recovery of any or all of the escrowed funds or recoverable damages. The Company is expensing all legal fees as they are incurred.

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

                                                     High          Low
                                                    ------        ------
     2000 Fiscal Year
         First Quarter                              $28.50        $ 6.50
         Second Quarter                              22.63          4.56
         Third Quarter                               31.00         15.13
         Fourth Quarter                              29.88         13.63

     2001 Fiscal Year
         First Quarter                              $13.69        $ 6.00
         Second Quarter                              10.45          6.00
         Third Quarter                                7.25          5.10
         Fourth Quarter                               8.30          5.00

     2002 Fiscal Year
         First Quarter, through March 21, 2002      $ 8.20        $ 5.19


On March 21, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $5.95. As of March 21, 2002, there were 9,852,863 shares of our common stock outstanding held by approximately 491 holders of record.

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

We entered into a Securities Purchase Agreement, effective as of August 9, 2000 with Genstar Capital partners II L.P, pursuant to which Genstar agreed to purchase from the Company 300,000 shares of common stock at $15.00 per share. Genstar subsequently assigned its rights to purchase 30,000 of these shares to Jean-Pierre L. Conte and 3,333 of the shares to Robert Weltman. Both Mr. Conte and Mr. Weltman currently serve on the Company's Board of directors. Genstar assigned its right to purchase another 33,334 of these shares to certain other individuals affiliated with Genstar. The Company also entered into a Securities Purchase Agreement, effective as of August 9, 2000, with Russell D. Hays, former President and Chief Executive Officer of the Company, pursuant to which Mr. Hays agreed to purchase 40,000 shares of the Company's common stock at $15.00 per share. The Company also entered a Securities Purchase agreement, effective as of August 9, 2000, pursuant to which George Uveges, former Chief Operating Officer of the Company agreed to purchase 11,428 shares of the company's common stock at $21.875 per share. The closing of each of these transactions occurred on September 28, 2000. These transactions were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, and all of the purchasers in these transactions are accredited investors as that term is defined in Rule 501 of Regulation D.

In January 2000, the Company's Board of Directors approved the 2000 BioSource International, Inc. non-qualified stock option plan (the "2000 Plan"). Under the 2000 Plan, non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the company's common stock. Options granted under the 2000 Plan are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant. See note 8 of the accompanying audited consolidated financial statements.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of each of the years in the five-year period ended

December 31, 2001, are derived from the audited consolidated financial statements of the Company. The following selected data should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as the section included herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                        YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                           2001       2000        1999        1998        1997
                                        --------    --------    --------    --------    --------
                                                 (in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
Net sales ...........................   $ 35,175    $ 32,210    $ 29,257    $ 21,859    $ 20,572
Cost of sales .......................     15,540      13,600      11,071      13,189       6,930
                                        --------    --------    --------    --------    --------
Gross profit ........................     19,635      18,610      18,186       8,670      13,642
Operating expenses:
  Research and development ..........      3,986       3,575       3,315       2,648       2,078
  Sales and marketing ...............      7,395       5,683       4,737       4,338       4,043
  General and administrative ........      6,945       9,071       4,460       4,469       3,552
  Purchased in-process technology ...       --          --          --         4,222        --
  Amortization of intangibles .......      1,098       1,093       1,061          95          31
                                        --------    --------    --------    --------    --------
Operating income (loss)  ............        211        (812)      4,613      (7,102)      3,938
Interest and other income
 (expense), net .....................        460          73      (1,016)        432         708
                                        --------    --------    --------    --------    --------
Income (loss) before income taxes
 (benefit)  .........................        671        (739)      3,597      (6,670)      4,646
Income tax expense (benefit)  .......        (70)       (573)         20      (1,534)      1,460
                                        --------    --------    --------    --------    --------
Net income (loss)  ..................        741        (166)      3,577      (5,136)      3,186
Redeemable preferred stock dividend
 and accretion of beneficial
 conversion feature .................       --        (3,853)       --          --          --
                                        --------    --------    --------    --------    --------
Net Income (loss) available to
 common stockholders ................   $    741    $ (4,019)   $  3,577    $ (5,136)   $  3,186
                                        ========    ========    ========    ========    ========

Net income (loss) per share available
 to common stockholders:
  Basic .............................   $   0.07    $  (0.47)   $   0.49    $  (0.68)   $   0.38
  Diluted ...........................   $   0.07    $  (0.47)   $   0.46    $  (0.68)   $   0.36

Shares used to compute net income
 (loss) per share available to common
 stockholders:
  Basic .............................     10,398       8,584       7,235       7,509       8,318
  Diluted ...........................     10,965       8,584       7,833       7,509       8,965


                                                           AS OF DECEMBER 31,
                                        --------------------------------------------------------
                                           2001       2000        1999        1998        1997
                                        --------    --------    --------    --------    --------
                                                            (in thousands)

CONSOLIDATED BALANCE SHEET DATA:
Current assets ......................   $ 24,963    $ 26,420    $ 18,325    $ 18,278    $ 27,636
Total assets ........................     49,841      50,364      40,222      41,400      33,157
Current liabilities .................      5,963       6,318       7,340      10,039       3,206
Long term debt, less current
 portion ............................       --          --        11,459      13,666       1,292

Total stockholders' equity ..........     43,878      44,046      21,422      17,696      28,658

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

In 2000, we incurred a net loss available to common stockholders of $4,019,000. The loss was partially the result of a $3,853,000 charge for non-cash preferred stock dividends and accretion related to a beneficial conversion feature (see note 6 to the consolidated financial statements included in this Form 10-K) and to $4,256,000 of general and administrative charges that were not indicative of normal general and administrative operating expenses (see detailed explanation below in the management discussion and analysis comparing the year ended December 31, 2001 to the year ended December 31, 2000).

We currently manufacture products for inventory and ship products shortly after receipt of orders and anticipate that we will continue to do so in the future. Accordingly, we have not developed a significant backlog of products and do not anticipate we will develop a material backlog of products in the future.

The following discussion should be read in conjunction with our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report on Form 10-K is as of March 21, 2002, and we undertake no duty to update this information. Should events occur subsequent to March 21, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 25 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, management must make estimates in the following areas:


         Allowance for doubtful accounts. The Company has $6,445,000 in gross trade accounts receivable and $261,000 in allowance for doubtful accounts on the consolidated balance sheet at December 31, 2001. The Company has procedures in place to adequately review the credit worthiness of new customers and also to properly review orders from existing customers to determine if a change in credit terms is warranted. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of December 31, 2001, we believe our allowance for doubtful accounts is fairly stated. We do have accounts receivable amounts from certain customers as of December 31, 2001 that if their financial condition changed and a significant allowance needed to be created, could have a material adverse effect on the Company's financial results for 2002.


         Inventory adjustments. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The Company reserves its entire antibody inventory at 100% of its value because the ability to sell its antibody inventory is questionable. As of December 31, 2001, the Company had $3,752,000 of antibodies in its inventory and a reserve for these antibodies totaling $3,752,000. The Company will continue to monitor its antibody reserve policy. Additionally, material inventory write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.


         Deferred Tax Assets and Deferred Income Taxes. The Company has $8,910,000 in deferred income taxes and deferred tax assets on its consolidated balance sheet as of December 31, 2001. See note 10 to the consolidated financial statements included in this Form 10-K for a listing of the specific components. As of December 31, 2001, no valuation allowance has been set up to offset any of the deferred tax assets. The ability to realize these deferred tax assets depends entirely on the Company generating taxable income in the future. The Company has used historical information as well as a projected financial outlook to project taxable income amounts. The Company believes it is more likely than not that they will be able to realize these benefits in the future. A material change in our expected realization of these assets would occur if the ability to deduct tax loss carryforwards against future taxable income is altered. If our projections involving tax planning and operating strategies do not materialize or if significant changes in tax laws occur within the various tax jurisdictions in which we operate, we would have to set up a valuation allowance against our deferred tax assets that could materially effect our tax expense and our financial results.


We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in preparation of our consolidated financial statements.

         REVENUE RECOGNITION. Our revenue is generated from the sale of products primarily manufactured by us. We do have a small amount of products we sell on an outside equipment manufactured ("OEM") basis. We recognize revenue from all of our product sales upon transfer of title to the customer, which occurs upon shipment. We typically ship to our customers FOB shipping point. We do have customers who order and pay for certain cell culture products and request that we store a portion of the batch for them. In these instances, we record all payments as deferred revenue in the consolidated balance sheets and recognize revenue upon shipment of the product to the customer. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101") provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. We do not anticipate any changes to our revenue recognition and shipping policies in the future.

         LONG-LIVED ASSETS. In October, 2001 the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. It is our policy, and in accordance with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, we have determined that our long-lived assets are not impaired as of December 31, 2001 and 2000.

         GOODWILL. In July 2001, the FASB issued SFAS No.141, "Accounting For Business Combinations", and SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with SFAS No. 142. The amortization of goodwill and intangible assets with indefinite lives was approximately $1,098,000, 1,093,000, and 1,061,000 for fiscal years ended December 31, 2001, 2000, and 1999, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets will be accounted for under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." The Company is in the process of quantifying the anticipated impact of adopting the provisions of SFAS No. 142, which is expected to be significant. The impairment charge for goodwill or intangible assets deemed to have an indefinite useful life resulting from the adoption of SFAS 142 would be non-operational in nature and reflected as a cumulative effect of an accounting change net of the related tax impact.

CONSOLIDATED RESULTS OF OPERATIONS

The selected data presented below under the caption "Consolidated Statement of Operations Data Presented as a Percentage of Sales" for each of the years ended December 31, 2001, 2000 and 1999" are derived from the audited consolidated financial statements of the Company. The following selected data should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as the data and information included herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSOLIDATED STATEMENT OF OPERATIONS DATA              YEARS ENDED DECEMBER 31,
PRESENTED AS A PERCENTAGE OF SALES                    2001       2000       1999
                                                      ----       ----       ----

Net sales .....................................       100%       100%       100%
Cost of sales .................................        44%        42%        38%
                                                      ----       ----       ----
    Gross profit ..............................        56%        58%        62%

Operating expenses:
    Research and development ..................        11%        11%        11%
    Sales and marketing .......................        21%        17%        16%
    General and administrative ................        20%        28%        15%
    Amortization of intangibles ...............         3%         4%         4%
                                                      ----       ----       ----
         Total operating expenses .............        55%        60%        46%
                                                      ----       ----       ----
Operating income  (loss) ......................         1%        -2%        16%

Interest income ...............................         1%         1%         1%
Interest expense ..............................         0%        -1%        -5%
Other income (expense), net ...................         0%         0%         0%
                                                      ----       ----       ----
Income (loss) before income taxes (benefit) ...         2%        -2%        12%
Income tax expense (benefit) ..................         0%         0%         0%
                                                      ----       ----       ----
        Net income (loss) .....................         2%        -2%        12%
Redeemable preferred stock dividend and
  accretion of beneficial conversion ..........        --        -12%         0%
                                                      ----       ----       ----
Net income (loss) available to
  common stockholders .........................         2%       -14%        12%
                                                      ====       ====       ====

Year Ended December 31, 2001 Compared to Year Ended December 2000

Net Sales. Net sales were $35,175,000 in 2001 compared to $32,210,000 in 2000, an increase of $2,965,000 or 9%. North American sales, which represented 63% of consolidated net sales in 2001, grew $2,734,000 or 14% for the year, while European sales, which represent 25% of consolidated net sales in 2001, increased $662,000 or 8%. Sales from the rest of the world, representing 12% of total consolidated net sales in 2001 decreased $431,000 or 9% over the prior year. North American sales grew due to an increase number of sales personnel and increased spending on marketing programs in 2001 compared to 2000 which resulted in increased sales of oligonucleotides, proteins, peptides and products related to signal transduction. In local currency, European sales grew $933,000 or 11% compared to the prior year. European sales grew primarily due to increased sales in assays and signal transduction products. Sales in the rest of the world decreased from 2000 to 2001 due to the transition to a new major distributor in the first quarter of 2001 and to a delayed renegotiation of a distributor agreement in Japan.

Gross Profit. Gross profit for the year ended December 31, 2001 was $19,635,000, resulting in a gross margin of 56%, compared to a gross profit of $18,610,000, and a gross margin of 58% for the year ended December 31, 2000. The decrease in gross margin for the year ended December 31, 2001 was due to in part to the Company's relocation of its primary manufacturing and corporate headquarters in May of 2000, moving from a previously owned 29,000 square foot building to a leased 52,000 square foot building causing the 2001 gross margin to be affected by a full year of higher on-going costs in the new facility compared to seven months of higher on-going costs in 2000. Also, our serum and media gross margin, which represents approximately 5% of our 2001 gross margin, was negatively impacted by increased raw material costs due to a lower supply of certain material in 2001 compared to 2000 which contributed to the lower gross margins in 2001 compared to 2000. This trend may continue in 2002, which could result in lower gross margins on our serum and media products in 2002 compared to 2001. In addition, the product mix of sales in 2001 compared to 2000 contributed to our gross margin reduction. Oligonucleotides, as a percentage of total sales increased slightly from 2000 to 2001 and have traditionally had lower margins than assays, which represent the largest portion of our sales and generate a higher margin. New oligonuceotide products are now being discovered, manufactured and accepted by customers that produce higher margins than traditional oligonuceotides. Our oligonucleotide sales may fluctuate materially from quarter to quarter in 2002 and beyond, and, depending on the product mix, could have an effect on our gross margins.

Research and development. Research and development expense for the year ended December 31, 2001 was $3,986,000 compared to $3,575,000 for the year ended December 31, 2000, an increase of $411,000 or 11%. As a percentage of net sales, research and development expense was 11% for each of the years ended December 31, 2001 and 2000. The Company introduced over 300 new products in 2001 compared to over 400 new products in 2000 and had 39 research scientists as of December 31, 2001 and 2000. In 2002, the Company anticipates spending between 16% and 18% of revenues on research and development activities. This upward spending trend in research and development will continue into 2003 and is representative of the Company's desire to increase the number of new, novel and proprietary products it brings to market. This effort is focusing on the quality of new products being developed not the quantity of new products developed.

Sales and marketing. Sales and marketing expense was $7,395,000 for the year ended December 31, 2001 and $5,682,000 for the year ended December 31, 2000, an increase of $1,713,000 or 30%. As a percentage of net sales, this represents 21% and 18% of net sales for each of the years ended December 31, 2001 and 2000 respectively. This increase was primarily attributable to $1,169,000 in increased salary and related sales expenses, including commissions and travel expenses, due to an increased number of salesmen and two new sales and marketing executives hired in November 2000 and $330,000 of increased advertising and promotional expenses.

General and Administrative. General and administrative expense was $6,945,000 and $9,071,000 for the years ended December 31, 2001 and 2000 respectively. This represents a decrease of $2,126,000, or 23% in 2001 compared to 2000. There were $4,256,000 of charges incurred in 2000 that were not incurred in 2001 including
(i) a non-cash stock compensation charge of $946,000 related to the hiring of a new Chief Executive Officer and Chief Operating Officer in September 2000; (ii) $1.3 million of severance costs including the retirement of the Company's previous Chief Executive and Chief Operating Officers; (iii) $745,000 of professional fees related to abandoned acquisitions work and legal cost related to an employee termination suit; (iv) $534,000 related to the transition to a new senior management team; (v) $523,000 related to the withdrawal of the Company's follow on stock offering; (vi) $120,000 increase in the reserve for bad debt and allowances and (vii) a reserve of $88,000 for a customer dispute. These charges were offset by charges totaling $2,006,000 incurred in 2001 that were not incurred in 2000 including $1,406,000 in legal expenses related to an employee termination, $600,000 of charges primarily related to an employee termination and relocation and recruiting fees. The $1,406,000 of legal expenses described above includes a $275,000 charge for payment related to the settlement of the litigation in January 2002. SG&A expenses before the $4,256,000 in charges described above occurring in 2000 and the $2,006,000 of charges described above occurring in 2001 were $124,000 higher, or 3% for the twelve months ended December 31, 2001 as compared to 2000.

Amortization of intangibles. Amortization of intangible assets was $1,098,000 in 2001 and $1,093,000 in 2000. These amounts represent amortization of intangible assets acquired primarily in connection with the acquisitions of QCB and Biofluids in December 1998. On January 1, 2002, the company adopted SFAS No. 141 "Accounting for Business Combinations" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets." The Company is in the process of quantifying the anticipated impact of adopting the provisions of SFAS No. 142, which is expected to be significant. The impairment charge for goodwill or intangible assets deemed to have an indefinite useful life resulting from the adoption of SFAS 142 would be non-operational in nature and reflected as a cumulative effect of an accounting change net of the related tax impact in the period in which SFAS is adopted. The adoption of SFAS 142 will also result in amortization of intangible assets no longer being amortized over a specific period of time, but evaluated on a periodic basis and adjusted for any impairment, when appropriate.

Interest income. Interest income was $376,000 in 2001 compared to $266,000 in 2000. This interest income was derived from the interest income on cash invested in short-term securities.

Interest expense. Interest expense was $2,000 in 2001 and $302,000 in 2000. Interest expense in 2000 was related to the interest expense on the notes used to finance the acquisition of QCB and Biofluids in December 1998. These notes were paid in full in May 2000.

Other income and (expense) net. Other income, net was $86,000 in 2001 compared to $108,000 in 2000. The net other income in 2001 and 2000 consisted primarily from gains realized on foreign currency transactions.

Income tax benefit. Income tax benefit was $70,000 in 2001 and $573,000 in 2000. The income tax benefits in 2001 and 2000 were the result of tax benefits from research and experimentation and other permanent tax credits. In 2000, we realized a large tax benefit of $5,037,000 from the exercise of stock options by employees.

Redeemable preferred stock dividend and accretion of beneficial conversion. With the conversion of preferred stock into common stock in September of 2000, the Company incurred a $3,853,000 charge for non-cash preferred stock dividends and accretion related to a beneficial conversion feature for the year ended December 31, 2000. We did not incur any similar charge in 2001 and do not expect any similar charges in 2002 or subsequent years.

Year Ended December 31, 2000 Compared to Year Ended December 1999

Net Sales. Net sales were $32,210,000 in 2000 compared to $29,257,000 in 1999, an increase of $2,953,000 or 10%. North American sales, which represented 60% of consolidated net sales in 2000, grew $3,308,000 or 21% for the year, while European sales, which represent 25% of consolidated net sales in 2000, declined $930,000 or 10%. Sales from the rest of the world, representing 15% of total consolidated net sales in 2000 grew $575,000 or 14% over the prior year. North American sales grew due to increased sales of oligonucleotides, proteins and products related to signal transduction. In local currency, European sales grew $55,000 or 1% compared to the prior year. European research product sales, excluding the impact of foreign exchange, decreased 6% while sales of European clinical products, excluding the impact of foreign exchange, increased 3%. Sales in the rest of the world increased due to the increase in sales of clinical products.

Gross Profit. Gross profit for the year ended December 31, 2000 was $18,610,000, resulting in a gross margin of 58%, compared to a gross profit of $18,186,000, and a gross margin of 62% for the year ended December 31, 1999. The gross margin of 58% for the year ended December 31, 2000 was negatively impacted by $663,000 or approximately 2% as a result of $571,00 of inventory write downs and $92,000 related to a sales allowance for a potential credit to a terminated distributor. In addition, gross margin was impacted $70,000 or .2% for the year ended December 31, 2000 due to the impact of foreign exchange. The Company also relocated it's primary manufacturing and corporate headquarters in 2000, moving from a previously owned 29,000 square foot building to a leased 52,000 square foot building causing the 2000 gross margin to be effected by higher on-going costs of the new facility. Our serum and media business, which represents approximately 7% of our 2000 net sales was impacted by increased raw material costs.

Research and development. Research and development expense for the year ended December 31, 2000 was $3,575,000 compared to $3,315,000 for the year ended December 31, 1999, an increase of $260,000 or 8%. As a percentage of net sales, research and development expense was 11% for each of the years ended December 31, 2000 and 1999.

Sales and marketing. Sales and marketing expense was $5,682,000 for the year ended December 31, 2000 and $4,737,000 for the year ended December 31, 1999, an increase of $945,000 or 20%. As a percentage of net sales, this represents 18% and 16% of net sales for each of the years ended December 31, 2000 and 1999 respectively. This increase was attributable primarily to $120,000 of increased advertising and promotional expenses, $450,000 of increased sales expenses in the United States, $322,000 increased expenses related to the addition of a direct sales force in the United Kingdom which began operations in January 2000, and $80,000 due to the hiring of two new senior sales and marketing executives to the Company in November 2000.

General and administrative. General and administrative expense was $9,071,000 and $4,460,000 for the years ended December 31, 2000 and 1999 respectively. This represents an increase of $4,610,000, or 103%. $4,256,000 of this increase was related to various charges including: (i) a non-cash stock compensation charge of $946,000 related to the hiring of a new Chief Executive Officer and Chief Operating Officer in September 2000; (ii) $1.3 million of severance costs including the retirement of the Company's previous Chief Executive and Chief Operating Officers; (iii) $745,000 of professional fees related to merger and acquisition work and legal cost related to an employee termination suit; (iv) $534,000 related to the transition to a new senior management team; (v) $523,000 related to the withdrawal of the Company's follow on stock offering; (vi) $120,000 increase in the reserve for bad debt and allowances and
(vii) a reserve of $88,000 for a customer dispute. SG&A expenses before the $4,256,000 charges described above were $354,000 higher for the twelve months ended December 31, 2000 as compared to 1999, reflecting the Company's continued investment in its infrastructure.

Amortization of intangibles. Amortization of intangible assets was $1,093,000 in 2000 and $1,061,000 in 1999. These amounts represent amortization of intangible assets acquired primarily in connection with the acquisitions of QCB and Biofluids in December 1998.

Interest income. Interest income was $266,000 in 2000 compared to $397,000 in 1999. This interest income was derived from the interest income on cash invested in short-term securities.

Interest expense. Interest expense was $302,000 in 2000 and $1,367,000 in 1999. Interest expense was related to the interest expense on the notes used to finance the acquisition of QCB and Biofluids in December 1998. The decrease in interest expense from 1999 to 2000 is the result of the pay off of notes payable in March 2000.

Other income and (expense) net. Other income and (expense), net was $108,000 of net other income in 2000 compared to ($46,000) of net expense in 1999. The $108,000 of net income in 2000 consisted primarily of a gain of $82,000 from the liquidation of two European subsidiaries and $104,000 of gains realized on foreign currency transactions offset by a $99,000 loss on the sale of the Company's previous headquarters in November 2000. The $46,000 net other expense in 1999 was primarily losses realized on foreign currency transactions.

Income tax expense (benefit). Income tax benefit was $573,000 in 2000 and income tax expense was $20,000 in 1999. The income tax benefit in 2000 was the result of tax benefits from research and experimentation and other permanent tax credits while the minimal income tax expense in 1999 was the result of the utilization of prior year operating losses in the European subsidiaries in 1999 and R & E and other permanent tax credits.

                                QUARTERLY RESULTS

The following table sets forth various unaudited statement of operations data for the last eight quarters, which has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary to present fairly the information for each of the quarters below.


                            Dec. 31,    Sep. 30,    Jun. 30,   Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,
                              2001        2001        2001       2001        2000        2000        2000        2000
                            --------    --------    --------   --------    --------    --------    --------    --------
                                                                  (in thousands)

Net Sales ...............   $  9,171    $  8,587    $  8,760   $  8,657    $  7,719    $  8,150    $  8,449    $  7,891
Cost of goods sold ......      4,143       3,761       3,678      3,958       3,889       3,395       3.257       3,058
                            --------    --------    --------   --------    --------    --------    --------    --------
   Gross profit .........      5,028       4,826       5,082      4,699       3,830       4,755       5,191       4,833
Research and development
    .....................      1,056       1,051         925        954         982         872         899         822
Sales and marketing .....      1,843       1,806       1,824      1,922       1,617       1,325       1,393       1,346
General and
  administrative ........      2,028       1,751       1,360      1,807       2,888       3,420       1,670       1,092
Amortization of
  intangibles ...........        274         275         275        275         275         275         274         270
                            --------    --------    --------   --------    --------    --------    --------    --------
   Income (loss) from
    operations ..........       (173)        (57)        699       (258)     (1,932)     (1,137)        954       1,303
Interest income
  (expense), net ........         45          85         107        137         146          13         (11)       (182)
Other income (expense),
  net ...................         39         (28)         26         49          60         (47)         79          16
                            --------    --------    --------   --------    --------    --------    --------    --------
   Income (loss) before
    income taxes
    (benefit)  ..........        (89)       --           832        (72)     (1,726)     (1,171)      1,022       1,136
Income tax expense
  (benefit)  ............        (40)       (266)        258        (22)       (633)       (609)        317         352
                            --------    --------    --------   --------    --------    --------    --------    --------
   Net income (loss)  ...        (49)        266         574        (50)     (1,093)       (562)        705         784

Redeemable preferred
  stock dividend and
  accretion of beneficial
  conversion feature ....       --          --          --         --          --        (2,384)       (323)     (1,147)
                            --------    --------    --------   --------    --------    --------    --------    --------

Net income (loss)
  available to common
  stockholders ..........   $    (49)   $    266    $    574   $    (50)   $ (1,093)   $ (2,946)   $    383    $   (363)
                            ========    ========    ========   ========    ========    ========    ========    ========

Net income (loss) per
  basic share available
  to common stockholders    $  (0.00)   $   0.03    $   0.06   $  (0.00)   $  (0.11)   $  (0.35)   $   0.05    $  (0.05)
                            ========    ========    ========   ========    ========    ========    ========    ========

Shares used to compute
  basic net income (loss)
  per share available to
  common stockholders ...     10,391      10,443      10,428     10,352      10,324       8,362       7,930       7,717
                            ========    ========    ========   ========    ========    ========    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2001 of $9,471,000 decreased by $1,162,000, or 11%, from $10,633,000 at December 31, 2000. The decrease in cash was due primarily to $2,065,000 provided by operating activities offset by $2,559,000 and $360,000 used in investing and financing activities.


Net cash of $2,065,000 was provided by operating activities in 2001. Working capital, which is the excess of current assets over current liabilities was $19,000,000 at December 31, 2001 as compared to $20,102,000 at December 31, 2000 representing an decrease of $1,102,000 or 5%.

Net cash used in investing activities in 2001 was $2,559,000 which was primarily for the purchase of laboratory and manufacturing equipment. The Company anticipates capital spending in 2002 to be a least at levels incurred in 2001.

Net cash used in financing activities in 2001 was $360,000 of which $308,000 was provided from the exercise of employee stock options and $668,000 was used in the repurchase of the Company's common stock pursuant to a stock repurchase program effective October 30, 2001. The repurchase program allows for spending up to $5,000,000 on the repurchase of the Company's common stock. Through March 18, 2002, the Company had spent $2,900,000 and may continue to repurchase its common stock until the $5,000,000 limit is used.

On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Redeemable Preferred Stock and received net proceeds of $8,415,200. These funds were used to reduce the Company's notes payable related to the acquisitions of QCB and Biofluids in December 1998.

On September 18, 2000, two former executives of the Company invested a total of $850,000 in the Company, acquiring 51,400 shares of common stock. Additionally, on September 18, 2000, a major shareholder invested an additional $4,468,700, net of expenses, into the Company acquiring 300,000 shares of common stock.

In the year ended December 31, 2001, the Company received $308,000 from the issuance of common stock related to the exercise of stock options.

The Company has never paid dividends on common stock and has no plans to do so in fiscal 2002. Our earnings will be retained for reinvestment in the business.

The Company has entered  into  various  leases  involving  facility  properties,
copiers  and   automobiles.   Lease  expense  for  2002  will  be  approximately
$1,340,000.

At December 31, 2001, total future minimum payments under all of the Company's leases are as follows (in thousands):

    2002...................................$1,340
    2003................................... 1,260
    2004................................... 1,064
    2005...................................   810
    2006...................................   484
    Thereafter.............................    36
                                           ------
                                           $4,994
                                           ======

The Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations. As of March 21, 2002, the Company does not have a line of credit. However, we may raise additional capital or secure debt financing from time to time to take advantage of favorable conditions in the market or in connection with our corporate development activities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No.141, "Accounting For Business Combinations", and SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with SFAS No. 142. The amortization of goodwill and intangible assets with indefinite lives was approximately $1,098,000, $1,093,000, and $1,061,000 for fiscal years ended December 31, 2001, 2000, and 1999, respectively. The Company is in the process of quantifying the anticipated financial statement impact of adopting the provisions of SFAS No. 142, which is expected to be material. The impairment charge for goodwill or intangible assets deemed to have an indefinite useful life resulting from the adoption of SFAS 142 would be non-operational in nature and reflected as a cumulative effect of an accounting change net of the related tax impact. The Company will adopt of SFAS 142 effective January 1, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS No. 144 will not have a material impact on the financial position or results from operations.


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

Our success also will continue to depend to a significant extent on the members of our management team and, in particular, on our Chief Executive Officer and President, Leonard M. Hendrickson. We do not maintain any "key man" insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of Mr. Hendrickson, or of any of our other key management or employees, could have a material adverse effect upon our business.

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

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

International sales accounted for approximately 40% of our revenues in 2001, 42.0% of our revenues in 2000, and 47.0% of our revenues in 1999. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

o    unexpected changes in regulatory requirements and tariffs;

o difficulties and costs associated with in staffing and managing foreign operations, including foreign distributor relationships;

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

In  addition,  approximately  18% of our sales are made in  foreign  currencies, primarily Belgian francs, British pounds, and German marks. Although a significant portion of the foreign currencies in which we conduct our business is currently, or may in the future be, denominated in Euros as a result of the European Monetary Union, we are not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

As of March 21, 2002, 53 of our 257 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

o    securities class action or other litigation;

o developments in our relationships with current or future customers and suppliers; and

o    general economic conditions, both in the United States and abroad.

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998 through March 21, 2002 and from $5.19 to $8.20 per share from January 1, 2002 through March 20, 2002. For additional information regarding the price range of our common stock, see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

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

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 32.3% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 21, 2002. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

Our executive officers, directors and principal stockholders beneficially own approximately 32.3% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 21, 2002. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in various foreign currencies, including Belgian francs, British pounds and German marks, and are therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are initiated and the dates that they are converted. We are also subject to exchange rate exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. Although a significant portion of the foreign currencies in which we conduct our business is currently, or is anticipated in the future to be, denominated in Euros as a result of the European Monetary Union, we are not certain about the effect of the Euro on our business, financial condition or results of operations. We do not currently hedge either our translation risk or our economic risk associated with the exchange of foreign currencies into U.S. dollars. There can be no assurances that future changes in currency exchange rates will not have a material impact on our future cash collections and operating results.

Our exposure to market risks for changes in interest rates relates primarily to outstanding commercial debt. Due to the recent paydown of our commercial debt, we anticipate no material market risk exposure for changes in interest rates. Accordingly, we have not included quantitative tabular disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                            Page
                                                                           -----

Independent Auditors' Report................................................ F-2

Consolidated Balance Sheets at December 31,
  2001 and December 31, 2000................................................ F-3

Consolidated Statements of Operations for
  the years ended December 31, 2001, 2000
  and 1999.................................................................. F-4

Consolidated Statements of Stockholders'
  Equity and Comprehensive Income (Loss)
  for the years ended December 31, 2001,
  2000 and 1999............................................................. F-5

Consolidated Statements of Cash Flows for
  the years ended December 31, 2001, 2000
  and 1999.................................................................. F-6

Notes to Consolidated Financial Statements
  as of December 31, 2001 and 2000 and for
  the years ended December 31, 2001, 2000
  and 1999 ................................................................. F-7

Financial Statement Schedule--Valuation and
  Qualifying Account ...................................................... F-22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to our directors, executive officers and key employees as of March 21, 2002:

 Name                             Age     Position
 -----------------------------   -----    --------------------------------------
 Leonard M. Hendrickson           54      President and Chief Executive Officer

 Charles C. Best                  42      Chief Financial Officer, Executive
                                          Vice President, Finance

 David S. Thrower                 38      Vice President, Global Sales and
                                          Marketing

 Cirilo Cabradilla, Jr., Ph.D.    54      Vice President, Molecular Biology

 Kevin J. Reagan, Ph.D            50      Vice President, Immunology

 Jozef Vangenechten, Ph.D         47      General Manager, BioSource Europe, S.A

 Jean-Pierre L. Conte*            38      Director

 David J. Moffa, Ph.D.*           59      Director

 John R. Overturf, Jr.**          41      Director

 Robert D. Weist**                62      Director

 Robert J. Weltman**              36      Director

-----------
* Member of the Compensation Committee.

** Member of the Audit Committee.

Leonard M. Hendrickson became president and Chief Executive Officer on October 15, 2001. He has been a director of BioSource since October 1993. Prior to his position with the Company, Mr. Hendrickson was President of Isotope Products Laboratories from February 1992 to October 2001. From February 1990 to January 1992, Mr. Hendrickson served as the principal consultant for Microchemics, a marketing and business development consulting firm that he founded. Mr. Hendrickson holds a Bachelor of Science degree from the University of Pennsylvania and a Masters in Business Administration from American University in Washington, D.C.

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

David J. Moffa, Ph.D. has been a director of BioSource since April 1995. Dr. Moffa serves as the Regional Director and as special projects director for Lab Corporation of America, Inc. located in Fairmont, West Virginia, positions he has held since 1982 and 1984, respectively and as director of LabCorp in Pittsburgh Pennsylvania, a position held since 1985. Dr. Moffa also serves as an advisor and consultant to various diagnostic, scientific and health care facilities, and is an owner and developer of GM Realty and Moffa Properties. Dr. Moffa also serves on a number of committees and boards of directors of various privately held companies and governmental offices, including BB&T, Inc. Dr. Moffa has completed a post doctoral fellowship in Clinical Biochemistry at the West Virginia University National Institutes of Health, holds a Ph.D. in Medical Biochemistry from the West Virginia School of Medicine, a Masters of Science degree in Biochemistry from West Virginia University and a Bachelor of Arts degree in Pre-Medicine from West Virginia University.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2000, all our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the following; Jean-Pierre L. Conte and Robert J. Weltman each filed an Annual Report of Beneficial Ownership on Form 5 for the calendar year ended December 31, 2001 which included a report relating to options that were granted during the calendar year ended December 31, 2000, which transaction should have been reported on an Annual Report of Bendficial Ownership on Form 5 for the calendar year ended December 31, 2000.

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

                           SUMMARY COMPENSATION TABLE
                                             -------------------------------------    -----------------------
                                                      ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                             -------------------------------------    -----------------------
                                                                          OTHER        NUMBER OF
                                 YEAR ENDED                              ANNUAL       SECURITIES   ALL OTHER
NAME AND                          DECEMBER                               COMPEN-      UNDERLYING    COMPEN-
PRINCIPAL POSITION (1)               31,        SALARY       BONUS       SATION         OPTIONS     SATION
--------------------------------    ----     ----------    ---------     --------       -------    ---------
Leonard M. Hendrickson..........    2001     $ 49,000(2)   $90,000(10)      173(3)      280,000
   Chief Executive Officer and
   President

David Thrower...................    2001     $200,000      $23,000          324(3)      110,000
   Senior Vice President,           2000       28,750(7)     8,750           27(3)      235,000    $13,224(4)
   Sales and Marketing

Charles C. Best.................    2001     $160,000      $23,500          325(3)       87,500
   Chief Financial Officer          2000      142,200       22,500          489(3)       20,000
   and Executive Vice President     1999       11,250(8)         0                       30,000

Russell D. Hays.................    2001     $160,300(6)   $     0       21,173(5)            0    $90,460(4)
   Chairman of the Board,           2000      107,000(9)    56,164          129(3)      395,000     57,428(4)
   President and Chief
   Executive Officer

Cy D. Cabradilla, Jr............    2001     $140,000      $22,000          635(3)       52,500
   Vice President, Molecular        2000      123,375       21,000          364(3)       12,000
   Biology                          1999      120,000       10,600          826(3)        5,000

----------

(1) For a description of employment agreements between certain executive officers and the Company, see "Employment Agreements with Executive Officers" below.
(2)  Mr. Hendrickson joined the Company on October 15, 2001.
(3)  Consists of group life insurance premiums paid by the Company.
(4)  Relocation expenses.
(5) Consists of $20,527 for accrued vacation paid by the Company upon termination and $645 for a group life insurance premium paid by the Company.
(6)  Mr. Hays joined the Company on September 18, 2000.
(7)  Mr. Thrower joined the Company on November 1, 2000.
(8)  Mr. Best joined the Company on December 1, 1999.
(9)  Mr. Hays resigned as of May 18, 2001.
(10) Mr. Hendrickson received a signing bonus on October 15, 2001.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 2001 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                            NUMBER OF       PERCENT OF       AVG.
                            SECURITIES    TOTAL OPTIONS    EXERCISE                POTENTIAL REALIZABLE VALUE
                            UNDERLYING      GRANTED TO     OF BASE                 OF ASSUMED ANNUAL RATES OF
                             OPTIONS       EMPLOYEES IN     PRICE     EXPIRATION   STOCK PRICE APPRECIATION
NAME                        GRANTED(1)    FISCAL YEAR(2)  ($/SH.)(3)     DATE        FOR OPTION TERM (1)
------------------------    ----------    --------------  ----------  ----------   -------------------------
                                                                                      5%($)         10%($)
                                                                                      -----         ------
Leonard M. Hendrickson..       280,000         24%            5.19     10/15/11    $2,367,977    $5,113,080
David Thrower...........       110,000          9%            5.74      9/17/11    $  396,895    $  857,001
Charles C. Best.........        87,500          8%            8.78     12/19/11    $  483,054    $1,043,040
Cy D. Cabradilla Jr.....        52,500          5%            8.17     12/19/11    $  269,607    $  582,152

----------

(1) Options granted in 2001 vest over various periods. The options were granted for a term of 10 years.
(2) Options covering an aggregate of 1,165,750 shares were granted to employees of the Company and its subsidiary during the year ended December 31, 2001.
(3) The exercise price and the tax withholding obligations related to exercise may be paid by delivery of already owned shares held a minimum of six months, subject to certain conditions.


OPTION EXERCISES AND STOCK OPTIONS HELD AT FISCAL YEAR END

The following table sets forth, for those Named Executive Officers who held stock options at fiscal year end, certain information regarding options exercised in fiscal year 2001, the number of shares of common stock underlying stock options held and the value of options held at fiscal year end based upon the last reported sales price of the common stock on the NASDAQ market on December 31, 2001 ($8.30 per share).

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                           SHARES                 NUMBER OF SECURITIES
                          ACQUIRED               UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                             ON      VALUE             OPTIONS AT            IN-THE-MONEY OPTIONS AT
NAME                      EXERCISE  REALIZED       DECEMBER 31, 2001           DECEMBER 31, 2001
------------------------  --------  --------       -----------------           -----------------
                            (#)       ($)       EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                            ---       ---       -----------  -------------   -----------  -------------
Leonard M. Hendrickson..    --        --         71,000        280,000        $310,900      $870,800
David Thrower...........    --        --         58,750        286,250            --         293,000
Charles C. Best.........    --        --         16,500        117,500          55,890        97,650
Cy D. Cabradilla........    --        --         31,228         62,772         133,002        36,250

----------

COMPENSATION OF DIRECTORS

Our non-employee corporate directors currently are paid $2,000 for each board meeting attended, and $1,000 per year for service on a board committee. We also pay out of pocket expenses incurred by our directors in connection with their attendance. In addition, non-employee directors have received an annual grant of 4,000 non-statutory stock options, exercisable at the fair market value of our common stock on the date of grant, and which fully vest on the date of grant.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

We have entered into an employment agreement with Leonard M. Hendrickson to serve as our President and Chief Executive Officer, effective as of October 15, 2001. Pursuant to this agreement Mr. Hendrickson receives an annual base salary of $250,000, which we may increase, at the Board's sole discretion, at the end of each year of his employment. In addition to the base salary to be paid to Mr. Hendrickson, the Company paid Mr. Hendrickson a one time signing bonus in the amount of $90,000, upon commencement of his employment. In addition, Mr. Hendrickson is eligible to receive an annual bonus under the Company's management incentive plan. The agreement terminates on December 31, 2004. In the event that Mr. Hendrickson's employment is terminated pursuant without cause or due to a "change of control" during the term of the agreement, the Company is obligated to continue to pay Mr. Hendrickson's then-current base salary for a period of 12 months following the effective date of such termination. Also, in certain instances involving a "change of control," all stock options which have been granted to Mr. Hendrickson that are unvested at the time of such change of control become immediately vested and exercisable. According to our agreement with Mr. Hendrickson, a "change of control" includes any event pursuant to which
(i) any person or entity (or group of related persons or entities acting in concert) shall acquire shares of capital stock of the Company entitled to exercise 35% or more of the total voting power represented by all shares of capital stock of the Company then outstanding; or (ii) the Company sells or otherwise transfers all or substantially all of its assets or merges, consolidates or reorganizes with any other corporation or entity, resulting in less than 75% of the total voting power represented by the capital stock or other equity interests of the corporation or entity to which the Company's assets are sold or transferred or surviving such merger, consolidation or reorganization being held by the persons and entities who were holders of common stock of the Company immediately prior to such event; or (iv) the Company issues, otherwise than on a pro rata basis, additional shares of capital stock representing (after giving effect to such issuance) more than 35% of the total voting power of the Company; or (v) the persons who were the directors of the Company as of October 15, 2001 cease to comprise a majority of the Board of Directors of the Company.

Effective as of December 17, 1999, Charles C. Best, our Chief Financial Officer, entered into a separation agreement with us. In the event we experience a "change of control," and the employment of Mr. Best is terminated within one year of the "change of control," we are obligated to continue to pay Mr. Best his then-current base salary for a period of 12 months following the effective date of such termination. For purposes of Mr. Best's separation agreement, a "change of control" includes (i) the acquisition by any person or entity of shares of our capital stock entitled to exercise 35% or more of the total voting power of our stockholders, (ii) the sale or transfer by us of all or substantially all of our assets or a merger, consolidation or reorganization with any other corporation or entity, which results in less than 75% of the total voting power represented by the capital stock or other equity interests of the corporation or entity to which our assets are sold or transferred or surviving such merger, consolidation or reorganization being held by the persons and entities who were holders of our common stock immediately prior to such agreement, (iii) the issuance by us, otherwise than on a pro rata basis, of additional shares of capital stock representing (after giving effect to such issuance) more than 35% of the total voting power of our stockholders, or (iv) the persons who were our directors as of the date of the separation agreement ceasing to comprise a majority of our Board of Directors.


Effective May 18, 2001, David Thrower, our Senior Vice President of Sales and Marketing, entered into a separation agreement with us. In the event the Company terminates Mr. Thrower's employment with the Company other than for cause at any time (i) during the later of (A) 12 months from the date of his separation agreement, and (B) Nine months from the appointment of a new Chief Executive Officer by the Board, or (ii) within six months following a "change of control", we are required to pay Mr. Thrower his then-current base salary for a period of 12 months following the effective date of such termination. In addition, if the employment of Mr. Thrower is terminated within six months of a "change of control" all stock options which have been granted to Mr. Thrower that are unvested at the time of such change of control shall become immediately vested and exercisable. According our agreement with Mr. Thrower, a "change of control" is defined as the acquisition by any person or entity unaffiliated with Genstar Capital LLC of capital stock representing at least 40% of the total fully diluted shares of the Company.

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

As of March 21, 2002, the Board had granted options under the 1993 Plan covering an aggregate of 2,000,000 shares of common stock to certain of our directors, officers and employees, of which options to purchase 767,238 shares were outstanding.

In January 2000, our Board of Directors approved the 2000 BioSource International, Inc. non-qualified stock option plan (the "2000 Plan"). Under the 2000 Plan, non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the company's common stock. Options granted under the 2000 Plan are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant. As of March 21, 2002, the Board had granted options under the 2000 Plan covering an aggregate of 2,000,000 shares of common stock to certain of our directors, officers and employees, of which, as of March 20, 2002, options to purchase 1,355,250 shares were outstanding.

The Compensation Committee of our Board of Directors currently administers our stock option plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER TRADING PARTICIPATION

Compensation Committee currently consists of Messrs. Hendrickson, Moffa and Conte. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administrating our stock option and executive incentive compensation plans. Of the members of the compensation committee, only Mr. Hendrickson is a current officer or employee of the Company. None of our executive officers or Directors served as a member of the board of directors of any other entity of which an executive officer or Director served on our Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth as of March 21, 2002 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each person listed is in care of BioSource International, Inc., 542 Flynn Road, Camarillo, California 93012, and the address of Messrs. Conte, Weltman and Genstar Capital LLC is 555 California Street, Suite 4850, San Francisco, California 94104.

                                              Number of Shares
                                              of Common Stock
                                                Beneficially
             Name and Address                      Owned (1)         Percent (2)
             ----------------                 ----------------       -----------

Genstar Capital LLC (3)..................        3,436,856              30.2%
Jean-Pierre L. Conte (3).................        3,392,189              29.9%
Armetis Investment Management LLC(14)....        1,011,685              10.1%
Kennedy Capital Management, Inc(4).......          868,625               8.6%
Dimensional Funds Advisors Inc. (5)......          535,100               5.3%
Leonard M. Hendrickson (6)...............          109,400               1.1%
David J. Moffa, Ph.D. (7)................           39,900                *
John R. Overturf, Jr. (8)................           22,000                *
Robert D. Weist (9)......................           65,000                *
Robert J. Weltman (10)...................           11,333                *
David Thrower (11).......................           58,750                *
Charles C. Best (12).....................           31,500                *
Cy D. Cabradilla (13)....................           31,228                *
All of the directors  and  executive
  officers as a group (nine persons) (15)         3,765,722             32.3%
----------
* Less than one percent.

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 21, 2000.
(2) Percentage ownership is based on 10,065,731 shares of common stock outstanding as of March 21, 2002.
(3) Genstar Capital Partners II, L.P. holds 2,008,025 shares of common stock and 1,262,542 shares of common stock issuable upon exercise of warrants and Stargen II LLC holds 34,380 shares of common stock and 24,458 shares of common stock issuable upon exercise of warrants, all of which are currently convertible or exercisable. Includes 8,000 stock options heldby Mr. Conte. In addition, Mr. Conte holds 30,000 shares of common stock, Richard F. Hoskins holds 16,667 shares of common stock and Richard D. Paterson holds 16,667 shares of common stock. Genstar Capital LLC is the general partner of Genstar Capital Partners II, L.P. Mr. Conte, Mr. Hoskins and Mr. Paterson are the managers and managing directors of Genstar Capital LLC and are members of Stargen, and Mr. Paterson is the Administrative Member of Stargen. In such capacities Messrs. Conte, Hoskins and Paterson may be deemed to beneficially own shares of common stock beneficially held by Genstar Capital Partners and Stargen, but disclaim such beneficial ownership, except to the extent of their economic interest in these shares. Messrs. Conte, Hoskins, Paterson, Genstar Capital LLC, Genstar Capital Partners II, L.P. and Stargen II LLC may be deemed to be acting as a group in relation to their respective holdings in BioSource but do not affirm the existence of any such group.
(4) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on February 15, 2002 by Kennedy Capital Management, Inc.
(5) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on January 30, 2002 by Dimensional Fund Advisors, Inc.

(6) Includes (i) 71,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 21, 2002; (ii) 26,400 shares of common stock owned;
     (iii) 4,000 shares of common stock held of record by two of Mr. Hendrickson's minor children; and (iv) 8,000 shares of common stock held in the Microchemics Simplified Employee Pension Plan.
(7) Includes (i) 32,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 21, 2002; (ii) 550 shares of common stock held solely by Dr. Moffa's spouse; (iii) 4,000 shares of common stock held jointly with Dr. Moffa's spouse; and (iv) 2,850 shares of common stock held directly.
(8) Includes (i) 20,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 21, 2002; and (ii) 2,000 shares of common stock owned.
(9) Includes 65,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 21, 2002.
(10) Includes (i) 3,333 shares of common stock held directly; (ii) 8,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 21, 2002. Mr. Weltman is also a Principal of Genstar Capital LP and a member, but not a managing member, of Stargen II LLC. Mr. Weltman does not have power to vote or dispose of, or to direct the voting or disposition of, any securities beneficially owned by Genstar Capital LLC or Stargen II LLC. Mr. Weltman disclaims that he beneficially owns any shares of common stock beneficially owned by Genstar Capital LLC or Stargen II LLC, except to the extent of his economic interest in shares owned by Genstar Capital LLC or Stargen II LLC.
(11) Includes 58,750 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 21, 2002.
(12) Includes 16,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 21, 2002.
(13) Includes 31,228 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 21, 2002.
(14) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on February 4, 2002 by Armetis Investment Management LLC.
(15) Includes (I) 292,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 21, 2002; (ii) 1,287,000 shares of common stock reserved for issuance upon the exercise of warrants and (iii) includes 2,186,722 shares of common stock owned.

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

We entered into a Securities Purchase Agreement, effective as of August 9, 2000, with Genstar Capital Partners II, L.P. Genstar agreed to purchase from us 300,000 shares of the our common stock at $15.00 per share. Genstar subsequently assigned its right to purchase 30,000 of these shares to Jean-Pierre L. Conte and 3,333 of the shares to Robert Weltman. Both Mr. Conte and Mr. Weltman currently serve on our Board of Directors. Genstar assigned its right to purchase an additional 33,334 of these shares to certain other individuals affiliated with Genstar. We also entered into a Securities Purchase Agreement, effective as of August 9, 2000, with Russell D. Hays, former President, and Chief Executive Officer of the Company pursuant to which Mr. Hays agreed to purchase 40,000 shares of the our common stock at $15.00 per share. We also entered into a Securities Purchase Agreement, effective as of September 5, 2000, with George Uveges, former Chief Operating Officer of the Company pursuant to which Mr. Uveges agreed to purchase 11,428 shares of the our common stock at $21.875 per share. The closing of each of these transactions occurred on September 28, 2000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) The financial statements listed below are included as part of this report:

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 2001 and 2000

    Consolidated Statements of Operations for the Years ended December 31, 2001, 2000, and 1999

    Consolidated  Statements of Stockholders'  Equity and  Comprehensive  Income
    (Loss) for the Years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000, and 1999

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

   (b) Reports on Form 8-K:

         Current Report on Form 8-K dated September 26, 2001, reporting Item 5 and filed with the Securities and Exchange Commission on October 4, 2001.

         Current Report on Form 8-K dated October 25, 2001, reporting Item 5 and filed with the Securities and Exchange Commission on November 2, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



   Date:  March 25, 2002                   /s/  Charles C. Best
                                     By: _________________________________
                                           Charles C. Best
                                           Chief Financial Officer




   Date:  March 25, 2002                   /s/  Leonard M. Hendrickson
                                     By: _________________________________
                                           Leonard M. Hendrickson
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:


             Signature                         Title                   Date
------------------------------      --------------------------    --------------

/s/     Leonard M. Hendrickson      President, Chief Executive    March 25, 2002
                                    Officer and Director
------------------------------
        Leonard M. Hendrickson

/s/    David J. Moffa, Ph.D.        Director                      March 25, 2002

------------------------------
        David J. Moffa, Ph.D.

/s/     John R. Overturf, Jr.       Director                      March 25, 2002

------------------------------
        John R. Overturf, Jr.

/s/    Robert D. Weist              Director                      March 25, 2002

------------------------------
        Robert D. Weist

/s/    Jean-Pierre L. Conte         Director                      March 25, 2002

------------------------------
        Jean-Pierre L. Conte

/s/    Robert J. Weltman            Director                      March 25, 2002

------------------------------
        Robert J. Weltman

                                  EXHIBIT INDEX
               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

Exhibit
Number                                Description
-------        -----------------------------------------------------------------

   3.1         Certificate of Incorporation of Registrant (1)

   3.2         Bylaws of Registrant (1)

   4.1         Specimen Stock Certificate of Common Stock of Registrant (1)

   4.2         Certificate of Designation of Series A Preferred Stock (9)

   4.3         Certificate of Designation of Series B Preferred Stock (11)

   4.4         Rights  Agreement,   dated  as  of  February  25,  1999,  between
               Registrant and U.S. Stock Transfer and Trust Corporation, as Rights Agent (9)

   4.5 Amendment to Rights Agreement, dated as of January 10, 2000, between Registrant and U.S. Stock Transfer and Trust Corporation
               (13)

   4.6 Second Amendment to Rights Agreement, dated September 28, 2000, between Registrant and U.S. Stock Transfer and Trust Corporation
               (13)

   4.7         Form of Right Certificate (9)

   4.8         Summary of Share Purchase Rights (9)

   4.9 Investor Rights Agreement dated February 15, 2000, by and among Registrant, Genstar Partners II, L.P. and Stargen II LLC (12)

   4.10 Amendment to Investor Rights Agreement dated September 18, 2000, among Registrant, Genstar Capital Partners II, L.P., Stargen II LLC, Russell D. Hays and George Uveges (13)

   4.11 Second Amendment to Investor Rights Agreement, dated September 28, 2000, among Registrant, Genstar Capital Partners II, L.P., Stargen II LLC, Russell D. Hays, George Uveges, Jean-Pierre Conte, Richard Hoskins, Richard Paterson and Robert Weltman (13)

   4.12 Warrant to Purchase Common Stock of Registrant issued to Genstar Capital Partners II, L.P. on February 15, 2000 (12)

   4.13 Warrant to Purchase Common Stock of Registrant issued to Stargen II LLC on February 15, 2000 (12)

  10.1         Registrant's 1993 Stock Incentive Plan (4)

  10.2 Licensing Agreement dated May 1, 1990, by and between TAGO, Inc., as licensee, and St. Jude's Children's Hospital, as licenser (1)

  10.3 License Agreement dated February 14, 1991, by and between Registrant and Schering Corporation

  10.4         License   Agreement   dated  October  1,  1993,  by  and  between
               Registrant,  as licensee,  and Schering Corporation,  as licensor
               (2)

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, CONTINUED

Exhibit
Number                                   Description
-------        -----------------------------------------------------------------

  10.5         Separation and Consulting  Agreement between Registrant and James
               H. Chamberlain dated September 19, 2000

  10.6         License   Agreement  dated  February  7,  1994,  by  and  between
               Registrant, as licensee and Fundacio Clinic (4)

  10.7         Form of  Indemnification  Agreement  for  Directors and Executive
               Officers (6)

  10.8 List of Indemnities relating to Form of Indemnification Agreement previously filed as Exhibit 10

  10.9         Registrant's Employee Stock Purchase Plan (7)

  10.10 Securities Purchase Agreement dated January 10, 2000, by and among Registrant, Genstar Capital Partners II, L. P. and Stargen II LLC

  10.11 Securities Purchase Agreement, effective as of August 9, 2000, between the Registrant and Genstar Capital Partners II, L.P. (13)

  10.12 Amendment to Securities Purchase Agreement, dated as of September 28, 2000, among the Registrant, Genstar Capital Partners II, L.P., Jean-Pierre Conte, Richard Hoskins, Richard Paterson and Robert Weltman (13)

  10.13 Securities Purchase Agreement, effective as of August 9, 2000, between the Registrant and Russell D. Hays (13)

  10.14 Securities Purchase Agreement, effective as of September 5, 2000, between the Registrant and George Uveges (13)

  10.15 Letter agreement regarding employment, dated August 2, 2000, between Registrant and Russell D. Hays (15)

  10.16        Amendment  to  letter  agreement  regarding   employment,   dated
               September 18, 2000, between Registrant and Russell D. Hays (15)

  10.17 Letter agreement regarding employment, dated August 18, 2000 between Registrant and George Uveges(15)

  10.18        Amendment  to  letter  agreement  regarding   employment,   dated
               September 18, 2000, between Registrant and George Uveges (15)

  10.19        Registrant's 2000 Non-Qualified Stock Option Plan (14)

  10.20 Lease Agreement for 540 Flynn Road, dated March 7, 2000, between Registrant and Lincoln Ventura Technology Center. (15)

  10.21        Executive  Employment Agreement between Registrant and Leonard M.
               Hendrickson, dated September 24, 2001

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, CONTINUED

Exhibit
Number                                    Description
-------        -----------------------------------------------------------------

  21           Subsidiaries of the Company:
                                                             State/Country of
      Name                                                   Incorporation
      --------------------------------------------------------------------------
      Keystone Laboratories, Inc.............................California
      BioSource V.I. FSC., LTD...............................U.S. Virgin Islands
      BioSource Europe S.A...................................Belgium
      BioSource B.V..........................................Holland
      BioSource GmbH.........................................Germany
      BioSource U.K., Ltd....................................U.K.
      Quality Controlled Biochemicals, Inc...................Massachusetts
      Javelle, Inc...........................................Massachusetts

  23.1         Consent of KPMG LLP, Independent Public Accountants
----------

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 22, 1992, as amended.
(2) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1992.
(3) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1993.
(4) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1994.
(5) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1995.
(6) Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC No. 333-3336) as filed with the Securities and Exchange Commission on May 31, 1996, as amended.
(7) Incorporated by reference to the Company's Registration Statement on Form S-8 (SEC No. 33-91838) as filed with the Securities and Exchange Commission on May 4, 1995.
(8) Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 19, 1999.
(9) Incorporated by reference to the Company's Current Report on Form 8-A filed with the Securities and Exchange Commission on March 1, 1999.
(10) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
(11) Incorporated by reference to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 16, 2000.
(12) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 22, 2000.
(13) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2000, and as amended on October 31, 2000.
(14) Incorporated by reference to the Company's definitive proxy statement as filed with the Securities and Exchange Commission on May 16, 2000.
(15) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



                                                                            Page
                                                                            ----

Independent Auditors' Report...............................................  F-2

Consolidated Balance Sheets at December 31,
  2001 and December 31, 2000...............................................  F-3

Consolidated Statements of Operations for
  the years ended December 31, 2001, 2000
  and 1999.................................................................  F-4

Consolidated Statements of Stockholders'
  Equity and Comprehensive Income (Loss)
  for the years ended December 31, 2001,
  2000 and 1999............................................................  F-5

Consolidated Statements of Cash Flows for
  the years ended December 31, 2001, 2000 and 1999.........................  F-6

Notes to Consolidated Financial Statements
  as of December 31, 2001 and 2000 and for
  the years ended December 31, 2001, 2000
  and 1999 ................................................................  F-7

Financial Statement Schedule--Valuation and
  Qualifying Accounts.....................................................  F-22

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSource International, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Los Angeles, California
February 18, 2002

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except for per share data)


                                                                DECEMBER 31,
                                                            2001          2000
                                                         --------      --------

       ASSETS
Current assets:
   Cash and cash equivalents .......................     $  9,471      $ 10,633
   Accounts receivable, less allowance for
     doubtful accounts of $261 at December
     31, 2001 and $143 at December 31, 2000 ........        6,184         5,611
   Inventories, net (note 3) .......................        7,184         6,693
   Prepaid expenses and other current assets .......          540         1,261
   Deferred income taxes  (note 10) ................        1,584         2,222
                                                         --------      --------
       Total current assets ........................       24,963        26,420


Property and equipment, net (note 4) ...............        5,408         4,353
Intangible assets net of accumulated
   amortization of $3,377 at December 31,
   2001 and $2,279 at December 31, 2000
   (note 2) ........................................       11,653        12,752
Other assets .......................................          491           382
Deferred tax assets  (note 10) .....................        7,326         6,457
                                                         --------      --------
                                                         $ 49,841      $ 50,364
                                                         ========      ========

       LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Accounts payable ................................     $  2,416      $  3,275
   Accrued expenses ................................        2,707         2,688
   Deferred revenue ................................          404           314
   Income tax payable ..............................          436            41
                                                         --------      --------
       Total current liabilities ...................        5,963         6,318
Commitments and contingencies (note 13)

Stockholders' equity:
Common stock, $.001 par value. Authorized
   20,000,000 shares: issued 10,449,817
   and outstanding 10,353,817 shares at
   December 30, 2001; issued 10,616,889
   shares and outstanding 10,326,458
   shares at December 31, 2000 .....................           10            10
Additional paid-in capital .........................       48,761        49,304
Accumulated deficit ................................       (2,330)       (3,071)
Accumulated other comprehensive loss ...............       (2,563)       (2,197)
                                                         --------      --------
       Net stockholders' equity ....................       43,878        44,046
                                                         --------      --------
                                                         $ 49,841      $ 50,364
                                                         ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  (Amounts in thousands, except per share data)


                                               2001         2000         1999
                                             --------     --------     --------

Net sales ...............................    $ 35,175     $ 32,210     $ 29,257
Cost of sales ...........................      15,540       13,600       11,071
                                             --------     --------     --------
    Gross profit ........................      19,635       18,610       18,186

Operating expenses:
    Research and development ............       3,986        3,575        3,315
    Sales and marketing .................       7,395        5,682        4,737
    General and administrative ..........       6,945        9,071        4,460
    Amortization of intangibles .........       1,098        1,093        1,061
                                             --------     --------     --------
       Total operating expenses .........      19,424       19,421       13,573
                                             --------     --------     --------
Operating income (loss) .................         211         (811)       4,613

Interest income .........................         376          266          397
Interest expense ........................          (2)        (302)      (1,367)
Other income (expense), net .............          86          108          (46)
                                             --------     --------     --------
Income (loss) before income tax
  expense (benefit) .....................         671         (739)       3,597
Income tax expense (benefit) ............         (70)        (573)          20
                                             --------     --------     --------
       Net income (loss) ................         741         (166)       3,577
Redeemable preferred stock
  dividend and accretion of
  beneficial conversion .................        --         (3,853)        --
                                             --------     --------     --------
Net income (loss) available to
  common stockholders ...................    $    741     $ (4,019)    $  3,577
                                             ========     ========     ========

Net income (loss) per share
  available to common stockholders
    Basic ...............................    $   0.07     $  (0.47)    $   0.49
                                             ========     ========     ========
    Diluted .............................    $   0.07     $  (0.47)    $   0.46
                                             ========     ========     ========
Shares used to compute net income
  (loss) available to common
  stockholders
    Basic ...............................      10,398        8,584        7,235
                                             ========     ========     ========
    Diluted .............................      10,965        8,584        7,833
                                             ========     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.


                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (Amounts in thousands)

                                                                                   Retained                               Compre-
                                                 Common stock       Additional     earnings    Accumulated     Net        hensive
                                           Number of                  paid-in    (accumulated  comprehen-  stockholders'  income
                                             Shares       Amount      capital      deficit)     sive loss     equity      (loss)
                                           --------------------------------------------------------------------------------------
Balance at December 31, 1998                 7,179            7       21,187       (2,629)         (869)      17,696
Issuance of stock options to non employees      --           --           14           --            --           14
Exercise of stock options                      247            0          608           --                        608
Income tax benefit from exercise of stock
  options                                       --           --          217           --            --          217
Net income                                      --           --           --        3,577            --        3,577      $ 3,577
Foreign currency translation adjustments        --           --           --                       (690)        (690)        (690)
                                                                                                                          -------
Total comprehensive income                                                                                                $ 2,887
                                           -------------------------------------------------------------------------      =======
Balance at December 31, 1999                 7,426        $   7      $22,026      $   948      $ (1,559)    $ 21,422
                                           -------------------------------------------------------------------------

Stock compensation                                                       946                                     946
Issuance of common stock                       351           --        5,318                                   5,318
Exercise of stock options                      827            1        2,952           --                      2,953
Exercise of Warrants                           165            0          750                                     750
Sale of treasury stock                           1           --            8                                       8
Conversion of preferred stock                1,557            2        9,431                                   9,433
Issuance of warrants and beneficial
  conversion feature of redeemable
  preferred stock                                                      2,836                                   2,836
Accretion of the redeemable preferred
  stock to its redemption value                                                    (3,853)                    (3,853)
Income tax benefit from exercise of
  stock options                                 --           --        5,037           --            --        5,037
Net loss                                        --           --           --         (166)                      (166)     $  (166)
Foreign currency translation adjustments        --           --           --                       (638)        (638)        (638)
                                                                                                                          -------
Total comprehensive loss                                                                                          --      $  (804)
                                           -------------------------------------------------------------------------      =======
Balance at December 31, 2000                10,327        $  10      $49,304      $(3,071)     $ (2,197)    $ 44,046
                                           -------------------------------------------------------------------------

Exercise of stock options                      123            0          308                                     308
Purchase of treasury stock                     (96)                     (668)                                   (668)
Stock option compensation charge                                        (388)                                   (388)
Income tax benefit from exercise of stock
  options                                                                205                                     205
Net income                                                                            741                        741      $   741
Foreign currency translation adjustments                                                           (366)        (366)        (366)
                                                                                                                          -------
Total comprehensive income                                                                                        --      $   375
                                           -------------------------------------------------------------------------      =======
Balance at December 31, 2001                10,354        $  10      $48,761      $(2,330)     $ (2,563)    $ 43,878
                                           -------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (Amounts in thousands)

                                                 2001        2000        1999
                                               --------    --------    --------
Cash flows from operating activities:
      Net income (loss) ....................   $    741    $   (166)   $  3,577
      Adjustments to reconcile net
         income (loss) to net cash
         provided by operating
         activities:
           Depreciation and amortization ...      2,431       2,156       1,991
           Loss on sale of property
             and equipment .................       --            99        --
           Stock compensation ..............       (388)        946          14
           Write-down of inventory .........       --           424       1,455
      Changes in assets and liabilities
           Accounts receivable .............       (753)       (610)     (1,175)
           Inventories .....................       (654)     (1,145)     (2,812)
           Prepaid expenses and other
             current assets ................        716        (684)        (91)
           Deferred income taxes ...........        (31)     (4,813)       (904)
           Other assets ....................        245         340         314
           Accounts payable ................       (748)      1,229         328
           Accrued expenses ................         12         872      (2,255)
           Deferred income .................         90         (55)       (257)
           Income taxes payable ............        404       4,830         216
                                               --------    --------    --------
           Net cash provided by operating
             activities ....................      2,065       3,423         401
                                               --------    --------    --------
Cash flows from investing activities:
      Purchase of property and equipment ...     (2,559)     (2,152)     (1,077)
      Proceeds from sales of property
        and equipment ......................       --         1,926          26
                                               --------    --------    --------
           Net cash used in investing
             activities ....................     (2,559)       (226)     (1,051)
                                               --------    --------    --------
Cash flows from financing activities:
      Proceeds from the exercise
        of options .........................        308       2,953         609
      Proceeds from the exercise
        of warrants ........................       --           750        --
      Proceeds from the exercise
        of common stock ....................       --         5,319        --
      Proceeds from the issuance
        of redeemable preferred
        stock and warrants .................       --         8,415        --
      Repayments to bank ...................       --       (14,364)     (2,476)
      Payments to acquire treasury
        stock ..............................       (668)       --          --
                                               --------    --------    --------
           Net cash provided from (used
             in) financing activities ......       (360)      3,073      (1,867)
                                               --------    --------    --------
           Net increase (decrease) in
             cash and cash equivalents .....       (854)      6,270      (2,517)

Effect of exchange rates on cash and
  cash equivalents .........................       (308)       (282)         85

Cash and cash equivalents at beginning
  of year ..................................     10,633       4,645       7,077
                                               --------    --------    --------

Cash and cash equivalents at end of year ...   $  9,471    $ 10,633    $  4,645
                                               ========    ========    ========

Supplemental disclosure of cash flow
  information: Cash paid during the year
  for:
           Interest ........................   $      2    $    345    $  1,171
                                               ========    ========    ========
           Income taxes ....................   $   --      $    439    $    286
                                               ========    ========    ========

Supplemental disclosure of non-cash
  information:
           Preferred stock accretion .......   $   --      $  3,853    $   --
                                               ========    ========    ========

           Income tax benefit from
             exercise of stock options .....   $    205    $  5,037    $    217
                                               ========    ========    ========

In 2000, the conversion of redeemable preferred stock to common stock totaled $9,433.

The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


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

Financial Instruments

The carrying value of financial instruments such as cash and cash equivalents, trade receivables, and payables approximates their fair value at December 31, 2001 and 2000 due to the short-term nature of these instruments.

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

Effective January 1, 2002, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 141, "Goodwill and Other Intangible Assets," which will result in no further amortization of goodwill. See Recently Issued Accounting Standards.

Advertising, Marketing and Promotion Costs

Advertising, marketing and promotion costs are expensed as incurred. These costs charged to operations for the years ended 2001, 2000 and 1999 were $2,489,000, $2,261,000, and $1,718,000, respectively.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


License Agreements

License agreements primarily for the use of antibodies are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term (generally five to ten years). These costs are included with other assets in the accompanying consolidated balance sheets. Accumulated amortization at December 31, 2001 and 2000 was approximately $325,000 and $252,000, respectively.

Revenue Recognition

Sales and related cost of goods sold are recognized upon shipment of products. Certain customers prepay for product and request shipment of the product at future dates, primarily sera or media products. The Company records deferred revenue until such time as a product is shipped to a customer.

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

Long-Lived Assets

It is our policy to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, we have determined that our long-lived assets are not impaired as of December 31, 2001 and 2000. Effective January 1, 2002, goodwill and other intangible assets will be accounted for under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." Other long-lived assets will be accounted for under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Recently Issued Accounting Standards.

Stock Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under the provisions of SFAS No. 123, the Company has elected to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 and comply with the pro forma disclosure requirements (see note 8).

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Except for net income (loss) and foreign currency translation adjustments, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss) as defined under SFAS No. 130.

Business Segment Reporting

 Management of the Company has determined its reportable segments are strategic business units that offer both sales to external customers from geographic company facilities and sales to external customers in certain geographic regions. Significant reportable business segments are the United States and European facilities, and sales to external customers are summarized as those located in the United States, Europe, Japan and other. Information related to these segments is summarized in Note 12.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with SFAS No. 142. The amortization of goodwill and intangible assets with indefinite lives was approximately $1,098,000 $1,093,000 and $1,061,000 for fiscal years ended December 31, 2001, 2000, and 1999, respectively. The Company is in the process of qualifying the anticipated impact of adopting the provisions of SFAS No. 142, which is expected to be significant. The impairment charge for goodwill or intangible assets deemed to have an indefinite useful life as of the adoption of SFAS No. 142 would be non-operational in nature and reflected as a cumulative effect of an accounting change net of the related tax impact. The Company will adopt SFAS No. 142 effective January 1, 2002.

In October, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS No. 144 will not have a material impact on the financial position or results from operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. That affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, the useful lives of assets for depreciation and amortization, evaluation of impairment, restructuring expense and accrual, litigation accruals and recoverability of deferred taxes.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and trade accounts receivable. The credit risk associated with trade accounts is mitigated by a credit evaluation process; reasonably short collection terms and the geographical dispersion of sales transactions mitigate credit risk.

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiary, whose functional currency is Belgian francs, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income. Foreign currency transaction gains and losses were insignificant to the operating results for each of the years in the three-year period ended December 31, 2001.


2. Business Combinations

On December 10, 1998, BioSource acquired Quality Controlled Biochemicals, Inc. ("QCB"). QCB is a leading manufacturer of phosphopeptides, phosphorylation state-specific antibodies, custom peptides and custom antibodies. The transaction was accounted for as a purchase. The results of operations of QCB are included in the accompanying consolidated financial statements from the date of acquisition. The purchase price was $15,193,900, including related acquisition costs. The purchase price exceeded the fair value of net assets acquired by approximately $16,034,500 of which $4,222,000 was allocated to in-process technology. The remaining $11,812,500, which is being amortized on a straight-line basis, was allocated to identifiable intangible assets and goodwill with useful lives ranging from 5 to 15 years.

On December 15, 1998, the Company purchased certain assets and liabilities of Biofluids, Inc. (Biofluids) for $2,822,500 in cash, including related acquisition costs. Biofluids is involved in the manufacture and sale of sera, media and buffers utilized in biomedical research. The acquisition was accounted for as a purchase. The results of Biofluids operations from the date of the acquisition to December 31, 1998 were not significant. Intangible assets were acquired in the amount of $2,348,700 and are being amortized over a 15-year period and included in intangible assets in the consolidated balance sheet at December 31, 2000 and 1999.

3. Inventories

   Inventories at December 31, 2001 and 2000 are summarized as follows (000's):

                                                         2001             2000
                                                      --------        ---------

   Raw materials....................................  $  2,367        $   1,922
   Work in process..................................       304              553
   Finished goods...................................     4,513            4,218
                                                      --------        ---------
                                                      $  7,184        $   6,693
                                                      ========        =========

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


4. Property and Equipment

   Property and equipment at December 31, 2001 and 2000 are summarized as follows (000's):

                                                         2001             2000
                                                      --------        ---------
   Machinery and equipment..........................  $  6,919        $   5,356
   Office furniture and equipment...................     2,604            2,155
   Leasehold improvements...........................       907              779
                                                      --------        ---------
                                                        10,430            8,290
   Less accumulated depreciation and amortization...    (5,022)          (3,937)
                                                      --------        ---------
                                                      $  5,408        $   4,353
                                                      ========        =========
5. Lines of Credit

In April 2000, the Company established a revolving line of credit that provides for borrowings up to $3,400,000 and bore interest at a rate of 2% per annum in excess of either the bank's adjusted treasury rate, for a variable term, or the bank's LIBOR rate, also for a variable term. No borrowings were made under the line of credit. The line of credit expired on February 26, 2001.

6. Redeemable preferred stock

 On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Redeemable Preferred Stock with an initial aggregate liquidation value of $9,000,300. The Series B Redeemable Preferred Stock was initially convertible into 1,485,200 shares of the Company's Common Stock at an effective price of $6.06 per share of Common Stock. The Series B Redeemable Preferred Stock shares were entitled to receive dividends at an annual rate of 8% of the original issue price. Unless all dividends on the outstanding Series B Redeemable Preferred Stock shares were paid, no dividends or other distributions were to be paid to Common Stockholders. The Series B Redeemable Preferred Stockholders had liquidation preference to the Common Stockholders. On September 20, 2000, the Series B Redeemable Preferred Stock automatically converted to common stock as the last reported sales price of the Company's common stock had been above $20 for 20 consecutive days. Upon conversion, all of the originally issued redeemable preferred stock and $432,400 of redeemable preferred dividends were converted into 1,556,574 common shares at $6.06 per common share or $9,432,700. Total non-cash preferred stock dividends and effects of beneficial conversion related to the preferred stock totaled $3,853,300.

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

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


7. Common Stock and Treasury Stock

In 1998, the Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company's then outstanding common stock. Through 1998, the Company had repurchased 1,279,500 common shares for $8,054,000. In October 2000, the Company's Board of Directors approved a resolution terminating its stock repurchase program. As of December 31, 2000, the Company held 290,431 shares of treasury stock at a cost of $1,576,000. The 290,431 shares of treasury stock were retired in 2001.

In October 2001, the Board of Directors authorized a stock repurchase program for spending up to $5 million for the repurchase the Company's outstanding common stock. Through December 31, 2001, the Company had repurchased 96,000 common shares for $668,000. As of December 31, 2001 the Company held these 96,000 shares as treasury stock. The stock repurchase program expires on June 30, 2003.

On September 18, 2000, a total of 351,400 shares of common stock were issued, for cash proceeds of $5,318,700. Two former executives of the Company invested a total of $850,000 in the Company, representing 51,400 shares of common stock and a major stockholder invested an additional $4,468,700, net of expenses, into the Company for 300,000 shares of common stock. The Company recorded stock compensation expense of $557,900 as the 51,400 shares of common stock were issued for less than market value, which is included in general and administrative expense on the accompanying statement of operations.

In 1999 the Company recognized a non-cash charge of $13,500 for the issuance of stock options to non-employees.

8. Stock Options, Purchase Plans and Warrants

The Company currently has two stock option plans in place--the 1993 Stock Incentive Plan (the "1993 Plan") and the 2000 BSI non-qualified stock option Plan (the "2000 Plan"). The Company also has several stock option agreements with certain officers in effect.

In January 2000, the Company's Board of Directors approved the 2000 Plan. Under the 2000 Plan, non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the company's common stock. Options granted under the 2000 Plan vest and are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant.

Under the 1993 Plan, incentive and non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of common stock. Options granted under the 1993 Plan vest and are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


The per share weighted average market value of stock options granted during 2001, 2000 and 1999 was $6.00, $20.51 and $3.64, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         2001     2000     1999
                                                       -------  -------  -------

     Expected dividend yield...........................  0.00%    0.00%    0.00%
     Risk-free interest rate...........................  4.50%    4.76%    6.40%
     Expected volatility............................... 89.87%  100.00%   60.00%
     Expected option life (years)......................  4.81     8.10     7.10



The Company applies APB Opinion No. 25 in accounting for its stock option grants to employees and directors, and accordingly, no compensation cost, except for the expenses for two former officers of the Company (see detail below in this note), has been recognized for its stock options in the consolidated financial statements as the market value of the Company's common stock at the date of grant was equal to its exercise price on such date. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

                                                  2001        2000        1999
                                                --------    ---------   --------
                                                         (in thousands,
                                                     except per share data)

Net income (loss) available to common
  stockholders:
       As reported............................. $    741    $ (4,019)   $ 3,577
       Pro forma............................... $ (2,023)   $ (7,453)   $ 2,194
                                                =========   =========   ========

Net income (loss) per share available to
  common stockholders:
       As reported
         Basic................................. $   0.07    $  (0.47)   $  0.49
         Diluted............................... $   0.07    $  (0.47)   $  0.46
       Pro forma
         Basic................................. $  (0.19)   $  (0.87)   $  0.30
         Diluted............................... $  (0.18)   $  (0.87)   $  0.28
                                                =========   =========   ========

Pro  forma  net  income  (loss)  available  to  common   stockholders   reflects
compensation expense related to the vested portion of options granted during the periods 1996 through 2001.

To the extent that BioSource derives a tax benefit from options exercised by employees, such benefit is credited to additional paid-in capital. Tax benefits recognized totaling $201,000, $5,037,000 and $217,000 were credited to additional paid-in capital in fiscal 2001, 2000 and 1999, respectively.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


The following summarizes the stock option transactions under the 1993 Plan and the 2000 Plan during the periods presented:

                                                                        Weighted
                                                                         average
                                                                        exercise
                                                        Shares            price
                                                       ---------         -------

     Options outstanding at December 31, 1998......... 1,717,146         $ 3.30
     Options granted..................................   191,000           4.56
     Options exercised................................  (221,791)          2.58
     Options canceled.................................  (169,930)          4.69
                                                       ---------         ------
     Options outstanding at December 31, 1999......... 1,516,425           3.54
     Options granted.................................. 1,338,198          16.19
     Options exercised................................  (702,100)          3.55
     Options canceled.................................   (87,700)          5.89
                                                       ---------         ------
     Options outstanding at December 31, 2000......... 2,064,823          12.67

     Options granted..................................   904,647           7.84
     Options exercised................................   (36,952)          2.50
     Options canceled.................................  (885,166)         17.55
                                                       ---------         ------
     Options outstanding at December 31, 2001......... 2,047,352         $ 8.74
                                                       =========         ======


At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.37-$31.00 and 8.2 years, respectively.

At December 31, 2001, 2000 and 1999, the number of options exercisable was 777,836, 621,015 and 1,108,445, respectively, and the weighted average exercise price of those options was $6.41, $4.06 and $3.50, respectively.

In 2000, under the 2000 Plan, two former officers of the Company received stock options at an exercise price less than fair value. The Company incurred a total stock compensation expense of $388,100 in 2000. Upon termination of the former officers in May 2001, the Company recognized a related expense reduction of $388,100 in the second quarter of 2001, as the former officers were terminated prior to their stock options vesting.

The Company has several stock option agreements with certain officers that are outside the 1993 and the 2000 Plan. The outstanding agreements expire from May 2003 through October 2011.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


The following summarizes transactions outside the option plan during the periods presented:

                                                                        Weighted
                                                                         average
                                                                        exercise
                                                         Shares           price
                                                         -------         -------

     Options outstanding at December 31, 1998........... 527,500          $3.13
     Options granted....................................      --             --
     Options exercised.................................. (25,000)          1.50
     Options canceled...................................      --             --
                                                         -------          -----
     Options outstanding at December 31, 1999            502,500           3.13
     Options granted....................................      --             --
     Options exercised..................................(145,834)          3.91
     Options canceled................................... (66,666)          2.81
                                                         -------          -----
     Options outstanding at December 31, 2000........... 290,000           2.89


     Options granted.................................... 280,000           5.19
     Options exercised.................................. (64,000)          2.61
     Options canceled...................................      --             --
                                                         -------          -----
     Options outstanding at December 31, 2001........... 506,000          $4.19
                                                         =======          =====

At December 31, 2001, the range of exercise prices and weighted average remaining contractual life of outstanding options under certain agreements was $1.50-$6.44 and 6.6 years, respectively.

At December 31, 2001, 2000 and 1999, the number of exercisable options was 226,000, 290,000 and 420,467, respectively, and the weighted average exercise price of those options was $2.97, $2.89 and $3.18, respectively.

During  2001,  2000 and  1999,  120,235,  828,651  and  246,791  stock  options, respectively were exercised for proceeds totaling $308,000, $2,953,000 and $609,000 of cash received by the company.

During 2000, a total of 218,100 warrants were exercised for $750,000 and converted into 165,400 common shares.

Effective April 7, 1995, the Company adopted an Employee Stock Purchase Plan to provide substantially all full-time employees, excluding officers, an opportunity to purchase shares of its common stock through payroll deductions. In addition, the Company provides a matching contribution equal to 50% of the participant's contribution. All contributions are invested in the Company's common stock, which is purchased on the open market at prevailing market prices. Participants have a fully vested interest in the shares purchased with payroll deductions and become fully vested in the shares purchased with Company matching contributions after two years. The Company's matching expense for the years ended December 31, 2001, 2000 and 1999 was approximately $19,000, $20,000 and $18,000 respectively.

In connection with the issuance of Series B Redeemable Preferred Stock (see Note
6), 1,287,000 detachable stock purchase warrants were granted. The warrants have a term of up to five years from date of issuance and are exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


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

10. Income Taxes

Income (loss) before income taxes (benefit) for 2001, 2000 and 1999 were from the following sources (000's):

                                        2001             2000             1999
                                     ------------------------------------------

     Domestic .............          $(1,203)          $(1,994)         $ 2,107
     Foreign ..............            1,874             1,255            1,490
                                     -------           -------          -------
                                     $   671           $  (739)         $ 3,597
                                     =======           =======          =======

Income tax expense (benefit) is summarized as follows (000's):

                                        2001             2000             1999
                                     -------------------------------------------
Current:
     Federal ..............          $    95           $ 3,524          $   720
     State and local ......               42               780              203
     Foreign ..............               71                55
                                     -------           -------          -------
                                     $   208             4,359              923
                                     -------           -------          -------
Deferred:
     Federal ..............              (70)           (3,866)              76
     State and local ......             (350)           (1,114)              (7)
     Foreign ..............              142                48             (972)
                                     -------           -------          -------
                                        (278)           (4,932)            (903)
                                     -------           -------          -------
                                     $   (70)          $  (573)         $    20
                                     =======           =======          =======

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


The primary components of temporary differences which give rise to deferred taxes at December 31, 2001 and 2000 are (000's):

                                                              2001         2000
                                                             ------       ------
Deferred tax assets:
  Reserves for inventory .............................       $1,208       $1,089
  Purchased in-process technology/goodwill ...........        1,472        1,561
  Net operating loss carryforwards ...................        4,746        4,664
  Allowance for doubtful accounts ....................           68           18
  Stock option compensation ..........................            0          154
  Accrual for severance ..............................           99          255
  R & D and AMT credit carryforwards .................        1,188        1,050
  Other ..............................................          211           93
                                                             ------       ------
Total deferred tax assets ............................        8,992        8,885
Deferred tax liability
  Depreciation .......................................           82          206
                                                             ------       ------
      Net deferred tax assets ........................       $8,910       $8,679
                                                             ======       ======

Management has reviewed the recoverability of deferred income tax assets and has determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings.

Actual income tax expense (benefit) differs from that obtained by applying the Federal income tax rate of 34% to income (loss) before income taxes (benefits) as follows (000's):


                                                2001         2000         1999
                                              -------      -------      -------

Computed "expected" tax expense
  (benefit) .............................     $   228      $  (251)     $ 1,223
Nondeductible items .....................        --           --             16
State taxes (net of Federal
  benefit) ..............................          21          (34)         139
Reduction of valuation allowance ........        --           --         (1,160)
Tax credits .............................        (338)        (437)        (100)
Tax effect resulting from
  foreign sales corporation
  activities ............................        --           --            (76)
Effect of foreign operations ............         (18)          66          188
Other ...................................          37           83         (210)
                                              -------      -------      -------
       Total ............................     $   (70)     $  (573)     $    20
                                              =======      =======      =======

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries since the Company intends to reinvest indefinitely its earnings in such subsidiaries. It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

As of December 31, 2001, the Company has a net operating loss (NOL) carryforward of approximately $10,482,500 and $12,036,400 for Federal and State income tax purposes, respectively. The federal NOL's are available to offset future taxable income, if any, through 2020 to 2021. The state NOL's are available to offset future taxable income, if any, through 2006 to 2021.

11. 401(k) Benefit Plan

The Company has a 401(k) profit sharing plan, which covers substantially all domestic employees of the Company. Plan participants may make voluntary contributions up to 20% of their earnings up to the statutory limitation. The Company's contribution is $0.25 for each $1.00 contributed by employees up to the first $2,000. Company contributions have no vesting period. The Company's contributions were $57,000, $55,000 and $38,000 in 2001, 2000 and 1999, respectively.

12. Business Segments

BioSource is engaged in a single industry, the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oligonucleotides used in biomedical research and human diagnostics. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of our sales.

Our accounting policies for the segments below are the same as those described in the summary of significant accounting policies, except that we are only able to track net sales for the geographic "Sales-to" segments. We evaluate performance for the "Sales-from" segments on net revenues and profit or loss from operations. The Company's reportable segments are strategic business units that offer geographic product availability. They are managed separately because each business requires different marketing and distribution strategies. Business segment information is summarized as follows (000's):

                                               2001         2000          1999
                                            ------------------------------------
SALES - FROM SEGMENTS: Net sales
  to external customers from:
     United States:
         Domestic .....................     $ 21,027      $ 18,843      $ 15,518
         Export .......................        4,623         4,303         4,678
                                            --------      --------      --------
           Total United States ........       25,650        23,146        20,196
     Europe ...........................        9,525         9,064         9,061
                                            --------      --------      --------
           Consolidated ...............     $ 35,175      $ 32,210      $ 29,257
                                            ========      ========      ========

Operating income (loss):
     United States ....................     $ (1,970)     $ (2,204)     $  2,711
     Europe ...........................        2,181         1,393         1,902
                                            --------      --------      --------
           Consolidated ...............     $    211      $   (811)     $  4,613
                                            ========      ========      ========

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


                                               2001          2000         1999
                                            ------------------------------------
SALES - TO SEGMENTS:
Net sales to external customers in:
     United States ....................     $ 21,027      $ 18,843      $ 15,518
     Europe ...........................        8,846         8,180        10,139
     Japan ............................        3,085         3,203         2,790
     Other ............................        2,217         1,984           810
                                            --------      --------      --------
           Consolidated ...............     $ 35,175      $ 32,210      $ 29,257
                                            ========      ========      ========

IDENTIFIABLE ASSETS AT END OF YEAR:
     United States ....................     $ 42,420      $ 42,544
     Europe ...........................        7,421         7,820
                                            --------      --------
           Consolidated ...............       49,841      $ 50,364
                                            ========      ========

NET INTEREST EXPENSE (INCOME):
     United States ....................     $   (363)     $     58      $    816
     Europe ...........................          (11)          (22)          154
                                            --------      --------      --------
           Consolidated ...............     $   (374)     $     36      $    970
                                            ========      ========      ========

DEPRECIATION AND AMORTIZATION:
     United States ....................     $  2,145      $  1,785      $  1,560
     Europe ...........................          286           371           431
                                            --------      --------      --------
           Consolidated ...............     $  2,431      $  2,156      $  1,991
                                            ========      ========      ========

CAPITAL EXPENDITURES:
     United States ....................     $  2,106      $  1,913      $    899
     Europe ...........................          453           239           178
                                            --------      --------      --------
           Consolidated ...............     $  2,559      $  2,152      $  1,077
                                            ========      ========      ========


13. Commitments and Contingencies

At December 31, 2001 the Company had leases for certain of its facilities and equipment under various noncancelable operating leases expiring through March 2007. Total rental expense was approximately $977,000, $872,000 and $723,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

On March 8, 2000 the Company entered into a lease for a new facility in Camarillo, California. The lease commenced on May 1, 2000 and expires on June 30, 2005, with the option to extend the lease for two additional five-year terms. Annual lease payments in the initial five-year period ended December 31, 2005 range from $342,000 at inception to $411,000 at termination.

In February 2001 the Company amended its current lease in Hopkinton, Massachusetts. The original lease expires on May 31, 2001. The amended lease extends the term of the lease for five additional years and expires on May 31, 2006. Annual lease payments in the five-year period ended May 31, 2006 are approximately $131,000.

In January 2002, the Company leased an additional facility in Hopkinton, Massachusetts. The original lease expires on January 17, 2007. The term of the lease is for 5 years. Annual lease payments in the five-year period ended January 2007 are approximately $195,000.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


At December 31, 2001, future minimum payments under the Company's leases are as follows (in thousands):

    2002...........................................$ 1,340
    2003...........................................  1,260
    2004...........................................  1,064
    2005...........................................    810
    2006...........................................    484
    Thereafter.....................................     36
                                                   -------
                                                   $ 4,994
                                                   =======

On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California alleging breach of Dr. Fishman's Employment Agreement and a number of other causes of action. BioSource filed a counter claim against Dr. Fishman, and a number of pre-trial motions, the result of which was that only the breach of contract claim and BioSource's counter claim remained for trial. On January 14, 2002, shortly before the scheduled trial date, plaintiff agreed to settle the case and the DiSorbo Lawsuit discussed below for $275,000.

Dr. Fishman also sued Dennis DiSorbo, Ph.D., a Vice President of our QCB division, in the Superior Court of Worcester, Massachusetts for wrongfully interfering with his employment contract with BioSource (the "DiSorbo Lawsuit"). The DiSorbo Lawsuit was stayed pending the determination of the California Lawsuit. The parties agreed to settle the DiSorbo Lawsuit as part of the settlement of the California Lawsuit without additional consideration.

In June of 2000, the former shareholders of QCB commenced a AAA arbitration proceeding against the Company seeking the recovery of escrowed funds from the purchase of QCB that were being held by the Company to recover damages management believes it has suffered in connection with inaccuracies in, and/or breaches of the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company has counterclaimed against the former shareholders of the QCB, including Dr. Fishman, in the arbitration to recover those damages. The Company seeks to recover $1,347,000 of Escrowed Funds for this claim. In addition, the Company alsobrought a fraud claim against Dr. Fishman for the intentional misrepresentations and/or omissions he made in connection with the Stock Purchase Agreement. In its fraud claim, the Company seeks to recover the amount of its overpayment for the purchase of QCB, the amount of lost profits that BioSource would reasonably have anticipated and earned had QCB possessed the characteristics fraudulently attributed to it, punitive damages, and attorneys' fees and costs. The parties have selected a panel of three arbitrators who will hear the dispute. The parties are in the process of conducting discovery in connection with the arbitration. The arbitration is scheduled to begin on May 1, 2002. The company has not recorded an accrual for any potential gain realized upon a successful recovery of any or all of the escrowed funds or recoverable damages. The Company is expensing all legal fees as they are incurred.

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

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999


The reconciliation of basic to diluted weighted average shares is as follows:

                                                    Year ended December 31,
                                                 -----------------------------
                                                   2001       2000       1999
                                                 -------    -------    -------
     Net income (loss) available to common
      stockholders used for basic and diluted
      income (loss) per share.................   $   741    $(4,019)   $ 3,577
                                                 =======    =======    =======
     Weighted average shares used in basic
      computation.............................    10,398      8,584      7,235
     Dilutive stock options and warrants......       567         --        598
                                                 -------    -------    -------
     Weighted average shares used for diluted
      computation.............................    10,965      8,584      7,833
                                                 =======    =======    =======

Options to purchase 793,332, 90,003 and 404,849 shares of common stock at prices ranging from $8.00 to $31.00, $17.13 to $27.38 and $4.13 to $8.94 were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,190,469 shares of common stock at prices ranging from of $1.37 to $12.18 per share were outstanding during 2000 but were not included in the computation of diluted loss per share because the options were antidilutive, as the Company incurred a net loss for that year.

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

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                            Balance at     Provision    Deductions    Balance at
                             Beginning      Charged      Accounts       End of
                              of Year      to Income   Written Off       Year
                              -------      ---------   -----------       ----
                                                   (000's)

1999-allowance for
  doubtful accounts ....       $301            86            59           328

2000-allowance for
  doubtful accounts ....       $328           139           324           143

2001-allowance for
  doubtful accounts ....       $143           125             7           261



See accompanying independent auditors' report.

                                  EXHIBIT INDEX
               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

Exhibit
Number                                Description
-------        -----------------------------------------------------------------

   3.1         Certificate of Incorporation of Registrant (1)

   3.2         Bylaws of Registrant (1)

   4.1         Specimen Stock Certificate of Common Stock of Registrant (1)

   4.2         Certificate of Designation of Series A Preferred Stock (9)

   4.3         Certificate of Designation of Series B Preferred Stock (11)

   4.4         Rights  Agreement,   dated  as  of  February  25,  1999,  between
               Registrant and U.S. Stock Transfer and Trust Corporation, as Rights Agent (9)

   4.5 Amendment to Rights Agreement, dated as of January 10, 2000, between Registrant and U.S. Stock Transfer and Trust Corporation
               (13)

   4.6 Second Amendment to Rights Agreement, dated September 28, 2000, between Registrant and U.S. Stock Transfer and Trust Corporation
               (13)

   4.7         Form of Right Certificate (9)

   4.8         Summary of Share Purchase Rights (9)

   4.9 Investor Rights Agreement dated February 15, 2000, by and among Registrant, Genstar Partners II, L.P. and Stargen II LLC (12)

   4.10 Amendment to Investor Rights Agreement dated September 18, 2000, among Registrant, Genstar Capital Partners II, L.P., Stargen II LLC, Russell D. Hays and George Uveges (13)

   4.11 Second Amendment to Investor Rights Agreement, dated September 28, 2000, among Registrant, Genstar Capital Partners II, L.P., Stargen II LLC, Russell D. Hays, George Uveges, Jean-Pierre Conte, Richard Hoskins, Richard Paterson and Robert Weltman (13)

   4.12 Warrant to Purchase Common Stock of Registrant issued to Genstar Capital Partners II, L.P. on February 15, 2000 (12)

   4.13 Warrant to Purchase Common Stock of Registrant issued to Stargen II LLC on February 15, 2000 (12)

  10.1         Registrant's 1993 Stock Incentive Plan (4)

  10.2 Licensing Agreement dated May 1, 1990, by and between TAGO, Inc., as licensee, and St. Jude's Children's Hospital, as licenser (1)

  10.3 License Agreement dated February 14, 1991, by and between Registrant and Schering Corporation

  10.4         License   Agreement   dated  October  1,  1993,  by  and  between
               Registrant,  as licensee,  and Schering Corporation,  as licensor
               (2)

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, CONTINUED

Exhibit
Number                                   Description
-------        -----------------------------------------------------------------

  10.5         Separation and Consulting  Agreement between Registrant and James
               H. Chamberlain dated September 19, 2000

  10.6         License   Agreement  dated  February  7,  1994,  by  and  between
               Registrant, as licensee and Fundacio Clinic (4)

  10.7         Form of  Indemnification  Agreement  for  Directors and Executive
               Officers (6)

  10.8 List of Indemnities relating to Form of Indemnification Agreement previously filed as Exhibit 10

  10.9         Registrant's Employee Stock Purchase Plan (7)

  10.10 Securities Purchase Agreement dated January 10, 2000, by and among Registrant, Genstar Capital Partners II, L. P. and Stargen II LLC

  10.11 Securities Purchase Agreement, effective as of August 9, 2000, between the Registrant and Genstar Capital Partners II, L.P. (13)

  10.12 Amendment to Securities Purchase Agreement, dated as of September 28, 2000, among the Registrant, Genstar Capital Partners II, L.P., Jean-Pierre Conte, Richard Hoskins, Richard Paterson and Robert Weltman (13)

  10.13 Securities Purchase Agreement, effective as of August 9, 2000, between the Registrant and Russell D. Hays (13)

  10.14 Securities Purchase Agreement, effective as of September 5, 2000, between the Registrant and George Uveges (13)

  10.15 Letter agreement regarding employment, dated August 2, 2000, between Registrant and Russell D. Hays (15)

  10.16        Amendment  to  letter  agreement  regarding   employment,   dated
               September 18, 2000, between Registrant and Russell D. Hays (15)

  10.17 Letter agreement regarding employment, dated August 18, 2000 between Registrant and George Uveges(15)

  10.18        Amendment  to  letter  agreement  regarding   employment,   dated
               September 18, 2000, between Registrant and George Uveges (15)

  10.19        Registrant's 2000 Non-Qualified Stock Option Plan (14)

  10.20 Lease Agreement for 540 Flynn Road, dated March 7, 2000, between Registrant and Lincoln Ventura Technology Center. (15)

  10.21        Executive  Employment Agreement between Registrant and Leonard M.
               Hendrickson, dated September 24, 2001

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, CONTINUED

Exhibit
Number                                    Description
-------        -----------------------------------------------------------------

  21           Subsidiaries of the Company:
                                                             State/Country of
      Name                                                   Incorporation
      --------------------------------------------------------------------------
      Keystone Laboratories, Inc.............................California
      BioSource V.I. FSC., LTD...............................U.S. Virgin Islands
      BioSource Europe S.A...................................Belgium
      BioSource B.V..........................................Holland
      BioSource GmbH.........................................Germany
      BioSource U.K., Ltd....................................U.K.
      Quality Controlled Biochemicals, Inc...................Massachusetts
      Javelle, Inc...........................................Massachusetts

  23.1         Consent of KPMG LLP, Independent Public Accountants
----------

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 22, 1992, as amended.
(2) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1992.
(3) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1993.
(4) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1994.
(5) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1995.
(6) Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC No. 333-3336) as filed with the Securities and Exchange Commission on May 31, 1996, as amended.
(7) Incorporated by reference to the Company's Registration Statement on Form S-8 (SEC No. 33-91838) as filed with the Securities and Exchange Commission on May 4, 1995.
(8) Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 19, 1999.
(9) Incorporated by reference to the Company's Current Report on Form 8-A filed with the Securities and Exchange Commission on March 1, 1999.
(10) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
(11) Incorporated by reference to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 16, 2000.
(12) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 22, 2000.
(13) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2000, and as amended on October 31, 2000.
(14) Incorporated by reference to the Company's definitive proxy statement as filed with the Securities and Exchange Commission on May 16, 2000.
(15) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.