Form 10-Q
period 2002-03-31
BIOSOURCE INTERNATIONAL INC
filed 2002-05-13
CIK 860451

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             -----------------------

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


                             YES /X/      NO /_/


     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of May 8, 2002 was 9,638,863.

================================================================================

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2002

                                      INDEX


                                                                        PAGE NO.
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of
             March 31, 2002 (unaudited) and December 31, 2001               3

             Condensed Consolidated Statements of Operations
             for the three months ended March 31, 2002 and
             2001 (unaudited)                                               4

             Condensed Consolidated Statements of Cash Flows
             for the three months ended March 31, 2002 and
             2001 (unaudited)                                               5

             Notes to Condensed Consolidated Unaudited
             Financial Statements                                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                       23


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 23

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         24

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               24

ITEM 5.  OTHER INFORMATION                                                 24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  24

SIGNATURES                                                                 25

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)


                                                        MARCH 31,   DECEMBER 31,
                                                          2002           2001
                                                        --------       --------

                     ASSETS
Current assets:
   Cash and cash equivalents .....................      $  6,340          9,471
   Accounts receivable, less allowance for
     doubtful accounts of $249 at March 31,
     2002 and $261 at December 31, 2001 ..........         6,543          6,184
   Inventories, net (note 3) .....................         7,313          7,184
   Prepaid expenses and other current assets .....           529            540
   Deferred income taxes .........................         1,584          1,584
                                                        --------       --------
              Total current assets ...............        22,309         24,963

Property and equipment, net (note 4) .............         5,645          5,408
Intangible assets net of accumulated amortization
   of $2,013 at March 31, 2002 and $2,101 at
   December 31, 2001 (note 5) ....................         6,565          6,912
Goodwill, net of accumulated amortization of
   $161 at March 31, 2002 and $1,276 at December
   31, 2001 (note 5) .............................           299          4,741
Other assets .....................................           560            491
Deferred tax assets ..............................         9,085          7,326
                                                        --------       --------
                                                        $ 44,463         49,841
                                                        ========       ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................      $  2,849          2,416
   Accrued expenses ..............................         2,365          2,707
   Deferred revenue ..............................           371            404
   Income tax payable ............................           540            436
                                                        --------       --------
              Total current liabilities ..........         6,125          5,963
Commitments and contingencies (note 9)

Stockholders' equity:
Common stock, $.001 par value. Authorized
   20,000,000 shares: issued 10,461,363 and
   outstanding 9,832,539 shares at March 31,
   2002; issued 10,449,817 shares and outstanding
   10,353,817 shares at December 31, 2001 ........            10             10
Additional paid-in capital .......................        45,723         48,761
Accumulated deficit ..............................        (4,829)        (2,330)
Accumulated other comprehensive loss .............        (2,566)        (2,563)
                                                        --------       --------
              Net stockholders' equity ...........        38,338         43,878
                                                        --------       --------
                                                        $ 44,463         49,841
                                                        ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                          2002           2001
                                                        --------       --------

Net sales ........................................      $  9,781          8,657
Cost of sales ....................................         4,196          3,957
                                                        --------       --------
    Gross profit .................................         5,585          4,700

Operating expenses:
    Research and development .....................         1,293            954
    Sales and marketing ..........................         2,266          1,922
    General and administrative ...................         1,460          1,807
    Amortization of intangibles ..................           160            275
                                                        --------       --------
         Total operating expenses ................         5,179          4,958
                                                        --------       --------
Operating income (loss) ..........................           406           (258)

Interest income (expense), net ...................            40            137
Other income (expense), net ......................            30             49
                                                        --------       --------
Income (loss) before income taxes (benefit) ......           476            (72)
Income tax expense (benefit) .....................           105            (22)
                                                        --------       --------
         Net income (loss) before cumulative
           effect of accounting change ...........           371            (50)
Cumulative effect of accounting change (net
    of applicable income taxes of $1,759)
    (note 5) .....................................        (2,870)          --
                                                        --------       --------
Net loss .........................................      $ (2,499)           (50)
                                                        ========       ========

Net income (loss) per share before accounting
    change:
    Basic ........................................      $   0.04          (0.00)
                                                        ========       ========
    Diluted ......................................      $   0.03          (0.00)
                                                        ========       ========

Net income (loss) per share after accounting
    change:
    Basic ........................................      $  (0.25)          0.00
                                                        ========       ========
    Diluted ......................................      $  (0.23)          0.00
                                                        ========       ========

Shares used to compute net income (loss)
    per share:
    Basic ........................................        10,190         10,352
                                                        ========       ========
    Diluted ......................................        10,757         10,352
                                                        ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (Amounts in thousands)
                                   (Unaudited)


                                                               2002       2001
                                                             -------    -------
Cash flows from operating activities:
    Net loss .............................................   $(2,499)       (50)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities:
         Depreciation and amortization ...................       496        551
         Stock compensation ..............................      --          339
    Changes in assets and liabilities, net of
      effects of acquisitions
         Accounts receivable .............................      (379)      (642)
         Inventories .....................................      (162)       233
         Prepaid expenses and other current assets .......        16        (67)
         Deferred taxes ..................................    (1,759)      --
         Other assets ....................................     4,560        365
         Accounts payable ................................       436     (1,008)
         Accrued expenses ................................      (306)      (475)
         Deferred revenue ................................       (33)       (51)
         Income taxes payable ............................       104          6
                                                             -------    -------
    Net cash provided from (used in) operating
      activities .........................................       474       (799)
                                                             -------    -------

Cash flows from investing activities:
    Purchase of property and equipment ...................      (623)      (213)
                                                             -------    -------
         Net cash flows from investing activities ........      (623)      (213)
                                                             -------    -------
Cash flows from financing activities:
    Proceeds from the exercise of options ................        40        201
    Purchase of treasury stock ...........................    (3,080)      --
                                                             -------    -------
         Net cash used in financing activities ...........    (3,040)       201
                                                             -------    -------

         Net decrease in cash and cash equivalents .......    (3,189)      (811)
Effect of exchange rates on cash and cash equivalents ....        58       (365)

Cash and cash equivalents at beginning of period .........     9,471     10,633
                                                             -------    -------

Cash and cash equivalents at end of period ...............   $ 6,340      9,457
                                                             =======    =======

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
         Interest ........................................   $     1          1
                                                             =======    =======
         Income taxes ....................................   $  --         --
                                                             =======    =======

Supplemental disclosure of non-cash information:
         Income tax benefit from exercise of stock options   $    95       --
                                                             =======    =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of BioSource International, Inc. (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for a fair presentation. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for the full fiscal year.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No.141, "Accounting For Business Combinations," and SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with SFAS No. 142. The amortization of goodwill and intangible assets with indefinite lives was approximately $160,000 and $275,000 for the quarters ended March 31, 2002 and 2001 respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In the quarter ended March 31, 2002, the Company recognized a non-cash impairment charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. This impairment charge for goodwill resulting from the adoption of FAS 142 is non-operational in nature and is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change net of the related tax impact.

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

3.   INVENTORIES (AMOUNTS IN THOUSANDS)

                                            MAR. 31, 2002         DEC. 31, 2001

     Raw materials                           $    2,344                 2,367
     Work in process                                357                   304
     Finished goods                               4,612                 4,513
                                             ----------            ----------
                                             $    7,313                 7,184
                                             ==========            ==========

4.   PROPERTY AND EQUIPMENT (AMOUNTS IN THOUSANDS)

                                            MAR. 31, 2002         DEC. 31, 2001

     Machinery and equipment                 $    7,326                 6,919
     Office furniture and equipment               2,709                 2,604
     Leasehold improvements                         979                   907
                                             ----------            ----------
                                                 11,014                10,430
     Less accumulated depreciation and
       amortization                               5,369                 5,022
                                             ----------            ----------
                                             $    5,645                 5,408
                                             ==========            ==========

5.   GOODWILL AND INTANGIBLE ASSET - ADOPTION OF FINANCIAL  ACCOUNTING STATEMENT
     142

In July 2001, the FASB issued SFAS No.141, "Accounting For Business Combinations," and SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with SFAS No. 142. The amortization of goodwill and intangible assets with indefinite lives was approximately $160,000 and $275,000 for the quarters ended March 31, 2002 and 2001, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In the quarter ended March 31, 2002, the Company recognized a non-cash impairment charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. This impairment charge for goodwill resulting from the adoption of FAS 142 is non-operational in nature and is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change net of the related tax impact.

The pro forma effects of implementation of FAS 142 to prior periods would be as follows: (amounts in thousands)

                                                   QUARTER ENDED MARCH 31,
                                                 2002                 2001
                                             ----------           ----------

     REPORTED LOSS                           $   (2,499)                 (50)
     Add:
     Impairment charge                            2,870                   --
     Goodwill Amortization                           --                  115
                                             ----------           ----------
     Adjusted net Income                     $      371                   65
                                             ==========           ==========

     BASIC NET INCOME PER SHARE:
         Reported loss                       $    (0.25)                0.00
         Impairment charge                         0.29                 0.00
         Goodwill amortization                     0.00                 0.01
                                             ----------           ----------
         Adjusted net Income                 $     0.04                 0.01
                                             ==========           ==========

     DILUTED NET INCOME PER SHARE:
         Reported loss                       $    (0.23)                0.00
         Impairment charge                         0.26                 0.00
         Goodwill amortization                     0.00                 0.01
                                             ----------           ----------
         Adjusted net Income                 $     0.03                 0.01
                                             ==========           ==========

EARNINGS PER SHARE

The reconciliation of basic to diluted weighted average shares is as follows (amounts in thousands):

                                                   THREE MONTHS ENDED MARCH 31,
                                                     2002                2001
                                                  ---------           ---------
     Net income (loss) before cumulative
       effect of accounting change                $     371           $     (50)
                                                  =========           =========

     Weighted average shares used in basic
       computation                                   10,190              10,352

     Dilutive stock options and warrants                567                  --
                                                  ---------           ---------

     Weighted average shares used for diluted
       computation                                   10,757              10,352
                                                  =========           =========


Options to purchase 1,241,848 and 2,601,887 shares were not included in the computation of diluted net loss per share for the three month periods ended March 31, 2002 and 2001, respectively because their effect would be anti-dilutive.

Warrants to purchase 1,287,000 shares at a weighted average exercise price of $7.77 per share were outstanding as of March 31, 2002 and 2001 but were not included in the computation of diluted net income (loss) per share for the three months ended March 31, 2002 and 2001 because their effect would be anti-dilutive.

7.   STOCKHOLDERS' EQUITY

Comprehensive loss is determined as follows (amounts in thousands):

                                                  THREE MONTHS ENDED MARCH 31,
                                                     2002                2001
                                                  ---------           ---------

     Net loss                                     $  (2,499)                (50)

     Foreign currency translation adjustments            (3)               (290)
                                                  ---------           ---------

     Total comprehensive loss                     $  (2,502)               (340)
                                                  =========           =========

8.   BUSINESS SEGMENTS

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

     SALES-FROM SEGMENTS (AMOUNTS IN THOUSANDS):   THREE MONTHS ENDED MARCH 31,
                                                     2002                2001
                                                   --------            --------
     Net sales to external customers from:
         United States:
              Domestic                             $  5,895               4,797
              Export                                  1,106               1,276
                                                   --------            --------
                  Total United States                 7,001               6,073
         Europe                                       2,780               2,584
                                                   --------            --------
                  Consolidated                     $  9,781               8,657
                                                   ========            ========
     Operating income (loss):
              United States                        $   (233)               (808)
              Europe                                    639                 550
                                                   --------            --------
                  Consolidated                     $    406                (258)
                                                   ========            ========

     SALES-TO SEGMENTS:
     Net sales to external customers in:
              United States                        $  5,895               4,797
              Europe                                  2,451               2,396
              Japan                                     932                 887
              Other                                     503                 577
                                                   --------            --------
                  Consolidated                     $  9,781               8,657
                                                   ========            ========

9.   COMMITMENTS AND CONTINGENCIES

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

Dr. Fishman also sued Dennis DiSorbo, Ph.D., a Vice President of our QCB division, in the Superior Court of Worcester, Massachusetts, for wrongfully interfering with his employment contract with BioSource (the "DiSorbo Lawsuit"). The DiSorbo Lawsuit was stayed pending the determination of the California Lawsuit. The parties agreed to settle the DiSorbo Lawsuit as part of the settlement of the California Lawsuit without additional consideration.

In June of 2000, the former shareholders of QCB commenced a AAA arbitration proceeding against the Company seeking the recovery of escrowed funds from the purchase of QCB that were withheld from the purchase price paid by the Company as security for claims the Company might discover after Closing. The Company has counterclaimed against the former shareholders of QCB, including Dr. Fishman, in the arbitration to recover damages management believes it has suffered in connection with inaccuracies in, and/or breaches of the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December 9, 1998. The Company seeks to recover $1,347,000 of escrowed funds for this claim. In addition, the Company also brought a fraud claim against Dr. Fishman for the intentional misrepresentations and/or omissions he made in connection with the Stock Purchase Agreement. In its fraud claim, the Company seeks to recover the amount of its overpayment for the purchase of QCB, the amount of lost profits that BioSource would reasonably have anticipated and earned had QCB possessed the characteristics fraudulently attributed to it, punitive damages, and attorneys' fees and costs. The parties have selected a panel of three arbitrators who will hear the dispute. The parties are in the process of conducting discovery in connection with the arbitration. Discovery is scheduled to conclude on July 15, 2002. The arbitration is scheduled to begin on October 2, 2002. The company has not recorded an accrual for any potential gain realized upon a successful recovery of any or all of the escrowed funds or recoverable damages. The Company is expensing all legal fees as they are incurred.

The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not materially affect the financial position, results of operations or liquidity of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in our 10-K for the fiscal year ended December 31, 2001, and all other recent filings we have made with the Securities and Exchange Commission.

This Form 10-Q contains forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of
1995. Within this Form 10-Q, words such as "believes," "designed," "anticipates," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties, including the timely development and market acceptance of our products and technologies and other factors described throughout this Form 10-Q and in our other filings with the Securities and Exchange Commission. The actual results that we achieve may differ from any forward-looking statements due to such risks and uncertainties. We do not undertake any obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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


     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company has $6,792,000 in gross trade accounts receivable and $249,000 in allowance for doubtful accounts at March 31, 2002. The Company has procedures in place to review the credit worthiness of new customers and also to properly review orders from existing customers to determine if a change in credit terms is warranted. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of March 31, 2002, we believe our allowance for doubtful accounts is fairly stated. We do have accounts receivable amounts from certain customers as of March 31, 2002 that if their financial condition changed and a significant allowance needed to be created, could have a material adverse effect on the Company's financial results for 2002.


     INVENTORY ADJUSTMENTS. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The Company reserves its entire antibody inventory at 100% of its value because the ability to sell the antibody inventory is questionable. As of March 31, 2002, the Company had $3,672,000 of antibodies in its inventory and a reserve for these antibodies totaling $3,672,000. The Company will continue to monitor its antibody reserve policy. Additionally, material inventory write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.


     DEFERRED TAX ASSETS AND DEFERRED INCOME TAXES. The Company has $10,669,000 in deferred income taxes and deferred tax assets on its consolidated balance sheet as of March 31, 2002. As of March 31, 2002, no valuation allowance has been set up to offset any of the deferred tax assets. The ability to realize these deferred tax assets depends entirely on the Company generating taxable income in the future. The Company has used historical information as well as a projected financial outlook to project taxable income amounts. The Company believes it is more likely than not that they will be able to realize these benefits in the future. A material change in our expected realization of these assets would occur if the ability to deduct tax loss carryforwards against future taxable income is altered. If our projections involving tax planning and operating strategies do not materialize or if significant changes in tax laws occur within the various tax jurisdictions in which we operate, we would have to set up a valuation allowance against our deferred tax assets that could materially affect our tax expense and our financial results.

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

     LONG-LIVED ASSETS. In October, 2001 the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. It is our policy, and in accordance with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, we have determined that our long-lived assets are not impaired as of March 31, 2002 and 2001.

     GOODWILL. In July 2001, the FASB issued SFAS No.141, "Accounting For Business Combinations," and SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with SFAS No. 142. The amortization of goodwill and intangible assets with indefinite lives was approximately $160,000 and $275,000 for the quarters ended March 31, 2002 and 2001, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In the quarter ended March 31, 2002, the Company recognized a non-cash impairment charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. This impairment charge for goodwill resulting from the adoption of FAS 142 is non-operational in nature and is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change net of the related tax impact.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

Revenues: Net sales for the quarter ended March 31, 2002 were $9.8 million, an increase of $1.1 million, or 13%, (14% after eliminating the $127,000 negative impact of foreign exchange) compared to net sales for the quarter ended March 31, 2001. For the three months ended March 31, 2002, the Company achieved net sales growth in North America of 21% as compared to the three months ended March 31, 2001. European sales for the three months ended March 31, 2002 increased 2% (8% in local currency), as compared to the comparable prior year period. Sales in Japan and the rest of the world increased 1%, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Gross profit: Gross profit margin for the three months ended March 31, 2002 was 57%, an increase from 54% for the three months ended March 31, 2001. The gross profit margin was higher for the quarter ended March 31, 2002, in part because of increased productivity resulting from higher demand of certain custom products, but continued to be negatively impacted by increased raw material costs.

Research and development: Research and development expense for the three months ended March 31, 2002 and 2001 was $1,293,000 and $954,000, respectively. As a percentage of sales, research and development expense was 13% and 11% for the three months ended March 31, 2002 and 2001 respectively. The increase in expenses for the three months ended March 31, 2002 when compared to the comparable prior year period reflects the Company's previously announced strategy of increasing R & D spending with the goal of producing more new, novel and proprietary products.

Sales and marketing: Selling and marketing expenses were $2.3 million for the three months ended March 31, 2002, and $1.9 million for the three months ended March 31, 2001, an increase of approximately $400,000. As a percentage of sales, selling and marketing expenses represented 23% and 22% for the three months ended March 31, 2002 and 2001, respectively. The increase in expenses from the comparable prior year quarter is due to approximately $160,000 in increased expenses related to our sales catalog, $120,000 in payroll and related expenses, including sales commissions, and $120,000 in other sales and marketing expenditures.

General and administrative: General and administrative expenses were $1.5 million for the three months ended March 31, 2002, and $1.8 million for the three months ended March 31, 2001, a decrease of $300,000. As a percentage of sales, general and administrative expenses represented 15% and 21% for the three months ended March 31, 2002 and 2001, respectively. The decrease in expenses is due to $495,000 of legal fees and a non-cash stock compensation charge incurred in the quarter ended March 31, 2001, that were not incurred in the current quarter, offset by an increase in ongoing general and administrative expenses of $195,000 related to general office and personnel compensation expenses.

Amortization of intangible assets: Amortization of intangible assets for each of the three months ended March 31, 2002 and 2001 amounted to $160,000 and $275,000, respectively and is related to the amortization of the intangible assets from the QCB and Biofluids acquisitions. The reduction in amortization in the current quarter compared to the quarter ended March 31, 2001, is related to the implementation of FAS 142 which eliminated the amortization of goodwill.

Interest income, net: Interest income for the three months ended March 31, 2002, and March 31, 2001, was $40,000 and $137,000 which was related to interest income on cash invested in short-term securities during each of the respective quarters.

Income tax expense (benefit): The effective income tax rate and income tax amount for the three months ending March 31, 2002 was 22% or $105,000, and (31%) or ($22,000) for the three months ended March 31, 2001. The Company has benefited from R & D and other tax credits which when applied to the lower income for the periods presented results in a lower effective tax rate for the three months ended March 31, 2002, and an income tax benefit for the three months ended March 31, 2001.

Cumulative effect of accounting change: The Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142, Accounting for Goodwill and Other Intangible Assets.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents as of March 31, 2002, of $6,340,000 decreased by $3,131,000 from $9,471,000 at December 31, 2001. The decrease in cash was due primarily from a cash outlay of $3.1 million for the repurchase of 529,000 shares of the Company's common stock through its stock repurchase program initiated in October 2001. Net cash provided from operating activities of $474,000 was offset by capital expenditures of $623,000. Working capital, which is the excess of current assets over current liabilities, was $16,184,000 at March 31, 2002, as compared to $19,000,000 at December 31, 2001, representing a decrease of $2,816,000.

In the three months ended March 31, 2002, the Company received $40,000 from the issuance of common stock related to the exercise of stock options.

In October of 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The Board has authorized the Company to repurchase up to $5,000,000 of its common stock. The repurchases are to be made at the discretion of management and can be made at any time, as market conditions warrant. The stock repurchase program will end June 30, 2003. As of March 31, 2002, the Company had repurchased 625,000 shares of Common Stock and incurred a cash outlay totaling $3.7 million.

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

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

International sales accounted for approximately 40% and 45% of our revenues in the first three months of 2002 and 2001, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

In addition, approximately 26% of our sales in the three months ended March 31, 2002, were made in foreign currencies, primarily the Euro. A significant portion of the foreign currencies in which we conduct our business is currently, or may in the future be, denominated in Euros. We are not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

As of May 1, 2002, 55 of our 261 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998, through May 3, 2002, and from $5.19 to $8.20 per share from January 1, 2002, through May 3, 2002.

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

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 34.3% of our outstanding common stock, based upon the beneficial ownership of our common stock as of May 1, 2002. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

Our executive officers, directors and principal stockholders beneficially own approximately 34.3% of our outstanding common stock, based upon the beneficial ownership of our common stock as of May 1, 2002. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California alleging breach of Dr. Fishman's Employment Agreement and a number of other causes of action. BioSource filed a counter claim against Dr. Fishman, and a number of pre-trial motions, the result of which was that only the breach of contract claim and BioSource's counter claim remained for trial. On January 14, 2002, shortly before the scheduled trial date, plaintiff agreed to settle the case and the DiSorbo Lawsuit discussed below for $275,000. This amount was included in our consolidated financial results for the year ended December 31, 2001.

Dr. Fishman also sued Dennis DiSorbo, Ph.D., a Vice President of our QCB division, in the Superior Court of Worcester, Massachusetts, for wrongfully interfering with his employment contract with BioSource (the "DiSorbo Lawsuit"). The DiSorbo Lawsuit was stayed pending the determination of the California Lawsuit. The parties agreed to settle the DiSorbo Lawsuit as part of the settlement of the California Lawsuit without additional consideration.

In June of 2000, the former shareholders of QCB commenced a AAA arbitration proceeding against the Company seeking the recovery of escrowed funds from the purchase of QCB that were withheld from the purchase price paid by the Company as security for claims the Company might discover after closing. The Company has counterclaimed against the former shareholders of QCB, including Dr. Fishman, in the arbitration to recover damages management believes it has suffered in connection with inaccuracies in, and/or breaches of the representations and warranties contained in the original Stock Purchase Agreement for QCB executed on December

9, 1998. The Company seeks to recover $1,347,000 of escrowed funds for this claim. In addition, the Company also brought a fraud claim against Dr. Fishman for the intentional misrepresentations and/or omissions he made in connection with the Stock Purchase Agreement. In its fraud claim, the Company seeks to recover the amount of its overpayment for the purchase of QCB, the amount of lost profits that BioSource would reasonably have anticipated and earned had QCB possessed the characteristics fraudulently attributed to it, punitive damages, and attorneys' fees and costs. The parties have selected a panel of three arbitrators who will hear the dispute. The parties are in the process of conducting discovery in connection with the arbitration. Discovery is scheduled to conclude on July 15, 2002. The arbitration is scheduled to begin on October 2, 2002. The company has not recorded an accrual for any potential gain realized upon a successful recovery of any or all of the escrowed funds or recoverable damages. The Company is expensing all legal fees as they are incurred.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
                  None
         (b)   Reports on Form 8-K
                  Current  Report on Form 8-K dated  April 23,  2002,  reporting
                  Item 5 and filed with the Securities and Exchange Commission on April 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BIOSOURCE INTERNATIONAL, INC.
                                                    (Registrant)




Date:  May 13, 2002                            /s/ LEONARD M. HENDRICKSON
                                               --------------------------
                                                  Leonard M. Hendrickson
                                                  President and
                                                  Chief Executive Officer




Date:  May 13, 2002                            /s/ CHARLES C. BEST
                                               -------------------
                                                  Charles C. Best
                                                  Executive Vice President and
                                                  Chief Financial Officer