Form 10-Q
period 2002-06-30
BIOSOURCE INTERNATIONAL INC
filed 2002-08-09
CIK 860451

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


                        YES /X/                NO /_/


     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of August 7, 2002 was 9,644,582.


--------------------------------------------------------------------------------

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2002

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of
             June 30, 2002 (unaudited) and December 31,
             2001 (unaudited)                                              3

             Condensed Consolidated Statements of
             Operations for the three and six months ended
             June 30, 2002 and 2001 (unaudited)                            4

             Condensed Consolidated Statements of Cash
             Flows for the six months ended June 30, 2002
             and 2001 (unaudited)                                          5

             Notes to Condensed Consolidated Unaudited
             Financial Statements                                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                      24


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                25

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              25

ITEM 5.  OTHER INFORMATION                                                25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 25

SIGNATURES                                                                26

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)


                                                         JUNE 30,   DECEMBER 31,
                                                           2002           2001
                                                         --------      --------

ASSETS
Current assets:
   Cash and cash equivalents .......................     $  4,723         9,471
   Accounts receivable, less allowance for
     doubtful accounts of $219 at June 30,
     2002 and $261 at December 31, 2001 ............        7,146         6,184
   Inventories, net (note 3) .......................        7,833         7,184
   Prepaid expenses and other current assets .......          924           540
   Deferred income taxes ...........................        1,584         1,584
                                                         --------      --------
                     Total current assets ..........       22,210        24,963

Property and equipment, net (note 4) ...............        6,698         5,408
Intangible assets net of accumulated
   amortization of $2,165 at June 30, 2002
   and $2,101 at December 31, 2001 (note 5) ........        6,413         6,912
Goodwill, net of accumulated amortization of
   $169 at June 30, 2002 and $1,276 at
   December 31, 2001 (note 5) ......................          291         4,741
Other assets .......................................          519           491
Deferred tax assets ................................        9,085         7,326
                                                         --------      --------
                                                         $ 45,216        49,841
                                                         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................     $  3,038         2,416
   Accrued expenses ................................        2,660         2,707
   Deferred revenue ................................          503           404
   Income tax payable ..............................          648           436
                                                         --------      --------
                     Total current liabilities .....        6,849         5,963
Commitments and contingencies (note 9)

Stockholders' equity:
Common stock, $.001 par value. Authorized
            20,000,000 shares: issued and
            outstanding 9,668,945 shares at
            June 30, 2002; issued 10,449,817
            shares and outstanding 10,353,817
            shares at December 31, 2001 ............           10            10
Additional paid-in capital .........................       44,599        48,761
Accumulated deficit ................................       (4,379)       (2,330)
Accumulated other comprehensive loss ...............       (1,863)       (2,563)
                                                         --------      --------
                     Net stockholders' equity ......       38,367        43,878
                                                         --------      --------
                                                         $ 45,216        49,841
                                                         ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                    --------------------    --------------------
                                      2002        2001        2002        2001
                                    --------    --------    --------    --------

Net sales .......................   $ 10,292       8,760      20,073      17,417
Cost of sales ...................      4,548       3,678       8,744       7,635
                                    --------    --------    --------    --------
   Gross profit .................      5,744       5,082      11,329       9,782

Operating expenses:
   Research and development .....      1,512         925       2,805       1,879
   Sales and marketing ..........      2,013       1,823       4,278       3,746
   General and administrative ...      1,471       1,360       2,932       3,167
   Amortization of intangibles
     assets and goodwill ........        160         275         321         549
                                    --------    --------    --------    --------
        Total operating expenses       5,156       4,383      10,336       9,341
                                    --------    --------    --------    --------
Operating income ................        588         699         993         441

Interest income .................         20         107          61         243
Other income (expense), net .....        (31)         26          (1)         75
                                    --------    --------    --------    --------
Income before income taxes ......        577         832       1,053         759
Income tax expense ..............        128         258         232         235
                                    --------    --------    --------    --------
        Net income before
          cumulative effect of
          accounting change .....        449         574         821         524
Cumulative effect of accounting
   change (net of applicable
   income taxes of $1,759) ......                   --        (2,870)       --
                                    --------    --------    --------    --------
Net income (loss) ...............   $    449         574      (2,049)        524
                                    ========    ========    ========    ========

Net income per share before
   accounting change:
   Basic ........................   $   0.05        0.06        0.08        0.05
                                    ========    ========    ========    ========
   Diluted ......................   $   0.04        0.05        0.08        0.05
                                    ========    ========    ========    ========

Net income (loss) per share:
   Basic ........................   $   0.05        0.06       (0.21)       0.05
                                    ========    ========    ========    ========
   Diluted ......................   $   0.04        0.05       (0.20)       0.05
                                    ========    ========    ========    ========

Shares used to compute net income
   (loss):
   Basic ........................      9,654      10,428       9,922      10,378
                                    ========    ========    ========    ========
   Diluted ......................     10,101      10,964      10,401      11,176
                                    ========    ========    ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Amounts in thousands)
                                   (Unaudited)


                                                             2002         2001
                                                           -------      -------

Cash flows from operating activities:
      Net income (loss) ..............................     $(2,049)         524
      Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
          Depreciation and amortization ..............       5,693        1,097
          Stock compensation .........................        --           (388)
      Changes in assets and liabilities:
          Accounts receivable ........................        (668)        (935)
          Inventories ................................        (243)          68
          Prepaid expenses and other current
            assets ...................................        (377)           4
          Deferred taxes .............................      (1,759)         (95)
          Other assets ...............................         (28)         357
          Accounts payable ...........................         508         (258)
          Accrued expenses ...........................        (169)        (144)
          Deferred revenue ...........................         100          (58)
          Income taxes payable .......................         211          101
                                                           -------      -------
      Net cash provided from operating
        activities ...................................       1,219          273
                                                           -------      -------

Cash flows from investing activities:
      Purchase of property and equipment .............      (1,927)        (613)
                                                           -------      -------
          Net cash used in investing activities ......      (1,927)        (613)
                                                           -------      -------

Cash flows from financing activities:
      Proceeds from the exercise of options ..........         152          292
      Purchase of treasury stock .....................      (4,313)        --
                                                           -------      -------
      Net cash provided by (used in)
        financing activities .........................      (4,161)         292
                                                           -------      -------

          Net decrease in cash and cash equivalents ..      (4,869)         (48)
Effect of exchange rates on cash and cash
   equivalents .......................................         121         (371)

Cash and cash equivalents at beginning of
   period ............................................       9,471       10,633
                                                           -------      -------

Cash and cash equivalents at end of period ...........     $ 4,723       10,214
                                                           =======      =======

Supplemental disclosure of cash flow
   information:
     Cash paid during the period for:
          Interest ...................................     $     1            1
                                                           =======      =======
          Income taxes ...............................     $    24         --
                                                           =======      =======

Supplemental disclosure of non-cash
   information:
          Income tax benefit from exercise of
            stock options ............................     $  --             95
                                                           =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of BioSource International, Inc. (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of results to be expected for the full fiscal year.

2.   GENERAL

The Company develops, manufactures, markets and distributes products and services that are widely used in biomedical research. Our products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. We have a wide variety of products, including immunoassay and ELISA test kits; immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. We also manufacture and market custom oligonucleotides, peptides and antibodies to the specifications of our customers. We use recombinant DNA technology to produce cytokines and other proteins.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.141, "Accounting For Business Combinations," and SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with SFAS No. 142. The amortization of goodwill and intangible assets with indefinite lives was approximately $321,000 and $549,000 for the six months ended June 30, 2002 and 2001 respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In the quarter ended March 31, 2002, the Company recognized a non-cash impairment charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. This impairment charge for goodwill resulting from the adoption of FAS 142 is non-operational in nature and is shown in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2002 as a cumulative effect of an accounting change net of the related tax impact.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 144 has not had a material impact on our financial position or results from operations.

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

3.   INVENTORIES (AMOUNTS IN THOUSANDS):

                                              JUNE 30, 2002        DEC. 31, 2001
                                              -------------        -------------

     Raw materials                             $    2,509                2,367
     Work in process                                  359                  304
     Finished goods                                 4,965                4,513
                                               ----------           ----------
                                               $    7,833                7,184
                                               ==========           ==========


4.   PROPERTY AND EQUIPMENT (AMOUNTS IN THOUSANDS):

                                              JUNE 30, 2002        DEC. 31, 2001
                                              -------------        -------------

     Machinery and equipment                   $    8,210                6,919
     Office furniture and equipment                 3,245                2,604
     Leasehold improvements                         1,233                  907
                                               ----------           ----------
                                                   12,688               10,430
     Less accumulated depreciation and
        amortization                                5,990                5,022
                                               ----------           ----------
                                               $    6,698                5,408
                                               ==========           ==========


5.   GOODWILL AND INTANGIBLE ASSETS - ADOPTION OF FINANCIAL ACCOUNTING STATEMENT
     142

In July 2001, the FASB issued SFAS No.141, "Accounting For Business Combinations," and SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets." Please see the recently issued accounting standards section of footnote 2 for further disclosure.

The pro forma effects of implementation of FAS 142 to prior periods would be as follows (amounts in thousands):


                                                     SIX MONTHS ENDED JUNE 30,
                                                     2002                2001
                                                 -----------         -----------

     REPORTED LOSS                               $    (2,049)                524
     Add:
     Impairment charge                                 2,870                  --
     Goodwill Amortization, net of tax                    --                 141
                                                 -----------         -----------
     Adjusted net income                         $       821                 665
                                                 ===========         ===========

     BASIC NET INCOME PER SHARE:
         Reported income (loss)                  $     (0.21)               0.05
         Impairment charge                              0.29                0.00
         Goodwill amortization                          0.00                0.01
                                                 -----------         -----------
         Adjusted net income                     $      0.08                0.06
                                                 ===========         ===========

     DILUTED NET INCOME PER SHARE:
         Reported loss                           $     (0.20)               0.05
         Impairment charge                              0.28                0.00
         Goodwill amortization                          0.00                0.01
                                                 -----------          ----------
         Adjusted net income                     $      0.08                0.06
                                                 ===========          ==========

6.   EARNINGS PER SHARE

The reconciliation of basic to diluted weighted average shares is as follows (amounts in thousands):

                                                 THREE MONTHS      SIX MONTHS
                                                    ENDED            ENDED
                                                   JUNE 30,         JUNE 30,
                                               ---------------   ---------------
                                                2002     2001     2002     2001
                                               ------   ------   ------   ------

Weighted average shares used in
     basic computation .....................    9,654   10,428    9,922   10,378

Dilutive stock options and warrants ........      447      536      479      798
                                               ------   ------   ------   ------
Weighted average shares used for
     diluted computation ...................   10,101   10,964   10,401   11,176
                                               ======   ======   ======   ======


Options to purchase 1,347,068 and 1,115,834 shares were not included in the computation of diluted net income per share for the three month periods ended June 30, 2002 and 2001, respectively because their effect would be anti-dilutive.

Options to purchase 1,276,658 and 947,045 shares were not included in the computation of diluted net income (loss) per share for the six month periods ended June 30, 2002 and 2001, respectively because their effect would be anti-dilutive.

Warrants to purchase 1,287,000 shares at a weighted average exercise price of $7.77 per share were outstanding as of June 30, 2002 and 2001 but were not included in the computation of diluted net income per share for the three and six months ended June 30, 2002 and 2001 because their effect would be anti-dilutive.


7.   STOCKHOLDERS' EQUITY

Comprehensive income (loss) is determined as follows (amounts in thousands):

                                             THREE MONTHS         SIX MONTHS
                                                 ENDED               ENDED
                                                JUNE 30,           JUNE 30,
                                            ---------------    ----------------
                                             2002     2001      2002      2001
                                            ------   ------    ------    ------

Net income (loss) .......................   $  449      574    (2,049)      524

Foreign currency translation
  adjustments ...........................      704     (234)      700      (524)
                                            ------   ------    ------    ------
Total comprehensive income (loss) .......   $1,153      340    (1,349)       (0)
                                            ======   ======    ======    ======

8.   BUSINESS SEGMENTS

The Company is engaged in a single industry, the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oligonucleotides used in biomedical research and human diagnostics. Our customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of our sales.

Management of the Company has determined its reportable segments are strategic business units that offer both sales to external customers from geographic company facilities and sales to external customers in certain geographic regions. Significant reportable business segments are the United States and European facilities, and sales to external customers are summarized as those located in the United States, Europe, Japan and other. We evaluate performance for the "Sales-from" segments on net revenue and profit and loss from operations. Our reportable segments are strategic business units that offer geographical product availability. They are managed seperately because each business requires different marketing and distribution strategies. Business information is summarized as follows:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                       ------------------    ------------------
                                         2002       2001       2002       2001
                                       -------    -------    -------    -------
SALES - FROM SEGMENTS (IN THOUSANDS):
Net sales to external customers from:
     United States:
         Domestic ...................  $ 6,085    $ 5,311    $12,000    $10,107
         Export .....................    1,023      1,085      2,110      2,362
                                       -------    -------    -------    -------
                Total United States .    7,108      6,396     14,110     12,469
     Europe .........................    3,184      2,364      5,963      4,948
                                       -------    -------    -------    -------
                Consolidated ........  $10,292    $ 8,760    $20,073    $17,417
                                       =======    =======    =======    =======
Operating income (loss):
     United States ..................  $   (87)   $   (68)   $  (321)   $  (876)
     Europe .........................      675        767      1,314      1,317
                                       -------    -------    -------    -------
                Consolidated ........  $   588    $   699    $   993    $   441
                                       =======    =======    =======    =======
SALES - TO SEGMENTS (IN THOUSANDS):
Net sales to external customers in:
     United States ..................  $ 6,085    $ 5,311    $12,000    $10,107
     Europe .........................    2,827      2,219      5,256      4,614
     Japan ..........................      828        668      1,759      1,555
     Other ..........................      552        562      1,058      1,141
                                       -------    -------    -------    -------
                Consolidated ........  $10,292    $ 8,760    $20,073    $17,417
                                       =======    =======    =======    =======


9.   COMMITMENTS AND CONTINGENCIES

In June of 2000, the former shareholders of QCB commenced a AAA arbitration proceeding against us seeking the recovery of escrowed funds from the purchase of QCB that were withheld from the purchase price paid by us as security for claims we might discover after Closing. We filed a counterclaim against the former shareholders of QCB, including Dr. Fishman, in the arbitration to recover damages management believes we suffered in connection with inaccuracies in, and/or breaches of the representations and warranties contained in, the original Stock Purchase Agreement for QCB executed on December 9, 1998. In our counterclaim, we sought to recover $1,347,000 of escrowed funds. On July 2, 2002, we settled the arbitration and all related claims against the former shareholders of QCB and Dr. Fishman in consideration of the payment to us of $800,000 from the escrowed funds. The remaining funds held in escrow were released to the former shareholders of QCB. This settlement is considered to be a reduction of the goodwill originally recorded in the acquisition of QCB. That goodwill was written off as a cumulative effect of accounting change in the adoption of FASB Statement No. 142 during the first quarter of 2002. The settlement will be accounted for as an adjustment to the cumulative effect of accounting change during the third quarter of 2002.

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


     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company has $7,365,000 in gross trade accounts receivable and $219,000 in allowance for doubtful accounts at June 30, 2002. The Company has procedures in place to review the credit worthiness of new customers and also to properly review orders from existing customers to determine if a change in credit terms is warranted. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of June 30, 2002, we believe our allowance for doubtful accounts is fairly stated. We do have accounts receivable amounts from certain customers as of June 30, 2002 that if their financial condition changed and a significant allowance needed to be created the Company's financial results for 2002 could be materially and adversely affected.

     INVENTORY ADJUSTMENTS. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The Company writes down its entire antibody inventory at 100% of its value because the ability to sell the antibody inventory is questionable. As of June 30, 2002, the Company had $3,924,000 of antibodies in its inventory and a write down for these antibodies totaling $3,924,000. The Company will continue to monitor its antibody write down policy. Additionally, material inventory write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.


     DEFERRED TAX ASSETS AND DEFERRED INCOME TAXES. The Company has $10,669,000 in deferred tax assets on its consolidated balance sheet as of June 30, 2002. As of June 30, 2002, no valuation allowance has been set up to offset any of the deferred tax assets. The ability to realize these deferred tax assets depends entirely on the Company generating taxable income in the future. The Company has used historical information as well as a projected financial outlook to project taxable income amounts. The Company believes it is more likely than not that they will be able to realize these benefits in the future. A material change in our expected realization of these assets would occur if the ability to deduct tax loss carryforwards against future taxable income is altered. If our projections involving tax planning and operating strategies do not materialize or if significant changes in tax laws occur within the various tax jurisdictions in which we operate, we would have to set up a valuation allowance against our deferred tax assets that could materially affect our tax expense and our financial results.

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

     LONG-LIVED ASSETS. In October, 2001 the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. It is our policy, and in accordance with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, we have determined that our long-lived assets are not impaired as of June 30, 2002 and 2001.

     GOODWILL. In July 2001, the FASB issued SFAS No.141, "Accounting For Business Combinations," and SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with SFAS No. 142. The amortization of goodwill and intangible assets with indefinite lives was approximately $160,000 and $275,000 for the quarters ended June 30, 2002 and 2001, respectively and $321,000 and $549,000 for the six months ended June 30, 2002 and 2001 respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." In the quarter ended March 31, 2002, the Company recognized a non-cash impairment charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. This impairment charge for goodwill resulting from the adoption of FAS 142 is non-operational in nature and is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change net of the related tax impact.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

Revenues: Net sales for the quarter ended June 30, 2002 were $10.3 million, an increase of $1.5 million, or 17%, (16% after eliminating the $87,000 positive impact of foreign exchange) compared to net sales for the quarter ended June 30, 2001. For the three months ended June 30, 2002, the Company achieved net sales growth in North America of 12% as compared to the three months ended June 30, 2001. European sales for the three months ended June 30, 2002 increased 27% (24% in local currency), as compared to the comparable prior year period. Sales in Japan and the rest of the world increased 26%, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Gross profit: Gross profit margin for the three months ended June 30, 2002 was 56%, an decrease of 2% for the three months ended June 30, 2001. The gross profit margin was lower for the quarter ended June 30, 2002, in part due to excess capacity in our Camarillo, California oligo facility, which began manufacturing oligo's in the fourth quarter of 2001.

Research and development: Research and development expense for the three months ended June 30, 2002 and 2001 was $1,512,000 and $925,000, respectively. As a percentage of sales, research and development expense was 15% and 11% for the three months ended June 30, 2002 and 2001 respectively. The increase in expenses for the three months ended June 30, 2002 when compared to the comparable prior year period reflects the Company's previously announced strategy of increasing R & D spending with the goal of producing more new, novel and proprietary products.

Sales and marketing: Selling and marketing expenses were $2.0 million for the three months ended June 30, 2002, and $1.8 million for the three months ended June 30, 2001, an increase of approximately $200,000. As a percentage of sales, selling and marketing expenses represented 20% and 21% for the three months ended June 30, 2002 and 2001, respectively. The increase in expenses from the comparable prior year quarter is due primarily to increases in payroll and related expenses, including sales commissions, travel, and other sales and marketing expenditures.

General and administrative: General and administrative expenses were $1.5 million for the three months ended June 30, 2002, and $1.4 million for the three months ended June 30, 2001, a increase of approximately $100,000. As a percentage of sales, general and administrative expenses represented 14% and 16% for the three months ended June 30, 2002 and 2001, respectively. Excluding a net expense reduction of $204,000 in the second quarter of 2001, primarily resulting from a $727,000 expense reduction due to a non-cash stock compensation adjustment offset by $426,000 of legal fees related to an employee termination, general and administrative expenses decreased by approximately $200,000 in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. This decrease was primarily related to a reduction in consulting fees and legal fees.

Amortization of intangible assets and goodwill: Amortization of intangible assets for each of the three months ended June 30, 2002 and 2001 amounted to $160,000 and $275,000, respectively and is related primarily to the amortization of the intangible assets from the QCB and Biofluids acquisitions. The reduction in amortization in the current quarter compared to the quarter ended June 30, 2001, is related to the implementation of FAS 142 which eliminated the amortization of goodwill.

Interest income, net: Interest income for the three months ended June 30, 2002, and June 30, 2001, was $20,000 and $107,000 which was related to interest income on cash invested in short-term securities during each of the respective quarters.

Income tax expense: The effective income tax rate and income tax amount for the three months ending June 30, 2002 was 22% or $128,000, and 31% or $258,000 for the three months ended June 30, 2001. The Company has benefited from R & D and other tax credits which when applied to the lower income for the periods presented results in a lower effective tax rate for the three months ended June 30, 2002, compared to the three months ended June 30, 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

Revenues: Net sales for the six months ended June 30, 2002 were $20.1 million, an increase of $2.7 million, or 15%, (15% after eliminating the $49,000 negative impact of foreign exchange) compared to net sales for the six months ended June 30, 2001. For the six months ended June 30, 2002, the Company achieved net sales growth in North America of 17% as compared to the six months ended June 30, 2001. European sales for the six months ended June 30, 2002 increased 14% (15% in local currency), as compared to the comparable prior year period. Sales in Japan and the rest of the world increased 12%, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Gross profit: Gross profit margin for the six months ended June 30, 2002 and 2001 remained constant at 56%. Increased oligo overhead costs were offset by increased margins in other product lines including serum and media and our signal transduction products.

Research and development: Research and development expense for the six months ended June 30, 2002 and 2001 was $2.8 million and $1.9 million, respectively. As a percentage of sales, research and development expense was 14% and 11% for the six months ended June 30, 2002 and 2001 respectively. The increase in expenses for the six months ended June 30, 2002 when compared to the comparable prior year period reflects the Company's previously announced strategy of increasing R & D spending with the goal of producing more new, novel and proprietary products. Through June 30, 2002, the Company had hired 21 new employees in research and development positions.

Sales and marketing: Selling and marketing expenses were $4.3 million for the six months ended June 30, 2002, and $3.8 million for the six months ended June 30, 2001, an increase of approximately $500,000. As a percentage of sales, selling and marketing expenses represented 21% and 22% for the six months ended June 30, 2002 and 2001, respectively. The increase in expenses from the comparable prior year six month period is related to increased expenses in the design of our sales catalog, increased payroll and related expenses, including travel expenses and sales commissions, and other increases in other sales and marketing activities.

General and administrative: General and administrative expenses were $2.9 million for the six months ended June 30, 2002, and $3.2 million for the six months ended June 30, 2001, a decrease of approximately $300,000. As a percentage of sales, general and administrative expenses represented 15% and 18% for the six months ended June 30, 2002 and 2001, respectively. Excluding a net expense reduction of $272,000 in the second quarter of 2001, primarily resulting from a $727,000 expense reduction due to a non-cash stock compensation adjustment offset by $501,000 of legal fees related to an employee termination, and relocation expenses, general and administrative expenses remained constant in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001.

Amortization of intangible assets and goodwill: Amortization of intangible assets for each of the six months ended June 30, 2002 and 2001 amounted to $321,000 and $549,000, respectively and is related to the amortization of the intangible assets from the QCB and Biofluids acquisitions. The reduction in amortization in the current six months ended compared to the six months ended June 30, 2001, is related to the implementation of FAS 142 which eliminated the amortization of goodwill.

Interest income, net: Interest income for the six months ended June 30, 2002 and June 30, 2001, was $61,000 and $243,000 respectively, which was related to interest income on cash invested in short-term securities during each of the respective six month periods.

Income tax expense: The effective income tax rate and income tax amount for the six months ended June 30, 2002 was 22% or $232,000, and 31% or $235,000 for the six months ended June 30, 2001. The Company has benefited from R & D and other tax credits which when applied to the lower income for the periods presented results in a lower effective tax rate for the six months ended June 30, 2002, and an income tax benefit for the six months ended June 30, 2001.

Cumulative effect of accounting change: The Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 in the first quarter of 2002 representing the cumulative effect of a change in accounting principle resulting from the implementation of SFAS 142, Accounting for Goodwill and Other Intangible Assets.


LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents as of June 30, 2002, of $4,723,000 decreased by $4,748,000 from $9,471,000 at December 31, 2001. The decrease in cash was due primarily from a cash outlay of $4,313,000 for the repurchase of 730,000 shares of the Company's common stock through its stock repurchase program initiated in October 2001. Net cash provided from operating activities of $1,219,000 was offset by capital expenditures of $1,927,000. Working capital, which is the excess of current assets over current liabilities, was $15,361,000 at June 30, 2002, as compared to $19,000,000 at December 31, 2001, representing a decrease of $3,639,000.

In the six months ended June 30, 2002, the Company received $152,000 from the issuance of common stock related to the exercise of stock options.

In October of 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The Board has authorized the Company to repurchase up to $5,000,000 of its common stock. The repurchases are to be made at the discretion of management and can be made at any time, as market conditions warrant. The stock repurchase program will end June 30, 2003. As of June 30, 2002, the Company had repurchased 826,000 shares of Common Stock and incurred a cash outlay totaling $4,982,000. On July 19, 2002, the Company amended in stock repurchase program and increased its repurchase commitment by $5 million to a total of $10 million. Through August 7, 2002, the Company has repurchased 878,000 shares and incurred a cash outlay totaling $5,279,000.

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

A significant portion of our sales has been to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health (the "NIH") and similar domestic and international agencies. Although the level of research funding has increased during the past several years, we cannot assure that this trend will continue. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Our revenues may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities. A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

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

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

International sales accounted for approximately 40% and 42% of our revenues in the first six months of 2002 and 2001, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

In addition, approximately 25% of our sales in the six months ended June 30, 2002, were made in foreign currencies, primarily the Euro. A significant portion of the foreign currencies in which we conduct our business is currently, or may in the future be, denominated in Euros. We are not certain about the future effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

As of August 1, 2002, 62 of our 277 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998, through August 3, 2002, and from $4.89 to $8.20 per share from January 1, 2002, through August 3, 2002.

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

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 33.6% of our outstanding common stock, based upon the beneficial ownership of our common stock as of August 1, 2002. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

Our executive officers, directors and principal stockholders beneficially own approximately 33.6% of our outstanding common stock, based upon the beneficial ownership of our common stock as of August 1, 2002. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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

                                     PART II

                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

In June of 2000, the former shareholders of QCB commenced a AAA arbitration proceeding against us seeking the recovery of escrowed funds from the purchase of QCB that were withheld from the purchase price paid by us as security for claims we might discover after Closing. We filed a counterclaim against the former shareholders of QCB, including Dr. Fishman, in the arbitration to recover damages management believes we suffered in connection with inaccuracies in, and/or breaches of the representations and warranties contained in, the original Stock Purchase Agreement for QCB executed on December 9, 1998. In our counterclaim, we sought to recover $1,347,000 of escrowed funds. On July 2, 2002, we settled the arbitration and all related claims against the former shareholders of QCB and Dr. Fishman in consideration of the payment to us of $800,000 from the escrowed funds. The remaining funds held in escrow were released to the former shareholders of QCB. This settlement is considered to be a reduction of the goodwill originally recorded in the acquisition of QCB. That goodwill was written off as a cumulative effect of accounting change in the adoption of FASB Statement No. 142 during the first quarter of 2002. The settlement will be accounted for as an adjustment to the cumulative effect of accounting change during the third quarter of 2002.

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

         (a)  Exhibits
                  Exhibit 99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



          (b) Reports on Form 8-K
                  Current Report on Form 8-K dated May 1, 2002, reporting Item 5 and filed with the Securities and Exchange Commission on April 23, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               BIOSOURCE INTERNATIONAL, INC.
                                                       (Registrant)




Date:  August 9, 2002                            /s/ LEONARD M. HENDRICKSON
                                                 --------------------------
                                                    Leonard M. Hendrickson
                                                    President and
                                                    Chief Executive Officer




Date:  August 9, 2002                            /s/ CHARLES C. BEST
                                                 -------------------
                                                    Charles C. Best
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.