Form 10-Q
period 2002-09-30
BIOSOURCE INTERNATIONAL INC
filed 2002-11-12
CIK 860451

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                          YES /X/              NO / /


     The number of shares of the Registrant's common stock, $.001 par value, outstanding as of November 8, 2002 was 9,644,916.


--------------------------------------------------------------------------------

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2002

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets
                  as of September 30, 2002 (unaudited)
                  and December 31, 2001 (unaudited) ........................ 3

                  Condensed Consolidated Statements of
                  Operations for the three and nine months
                  ended September 30, 2002 and 2001 (unaudited) ............ 4

                  Condensed Consolidated Statements of
                  Cash Flows for the nine months ended
                  September 30, 2002 and 2001 (unaudited) .................. 5

                  Notes to Condensed Consolidated Unaudited
                  Financial Statements ..................................... 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ...............................10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK .......................................................24

ITEM 4.  CONTROLS AND PROCEDURES ...........................................24


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .................................................26

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .........................26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...................................26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............26

ITEM 5.  OTHER INFORMATION .................................................26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................................27

SIGNATURES .................................................................28

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                           2002          2001
                                                         --------      --------
ASSETS
Current assets:
   Cash and cash equivalents .......................     $  5,798         9,471
   Accounts receivable, less allowance
     for doubtful accounts of $347 at
     September 30, 2002 and $261 at
     December 31, 2001 .............................        6,520         6,184
   Inventories, net (note 3) .......................        8,133         7,184
   Prepaid expenses and other current
     assets ........................................          739           540
   Deferred income taxes ...........................        1,584         1,584
                                                         --------      --------
                  Total current assets .............       22,774        24,963

Property and equipment, net (note 4) ...............        6,949         5,408
Intangible assets net of accumulated
  amortization of $2,318 at September
  30, 2002 and $2,101 at December 31,
  2001 (note 5) ....................................        6,259         6,912
Goodwill, net of accumulated
  amortization of $176 at September 30,
  2002 and $1,276 at December 31, 2001
  (note 5) .........................................          284         4,741
Other assets .......................................          520           491
Deferred tax assets ................................        8,826         7,326
                                                         --------      --------
                                                         $ 45,612        49,841
                                                         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................     $  2,533         2,416
   Accrued expenses ................................        2,702         2,707
   Deferred revenue ................................          439           404
   Income tax payable ..............................          815           436
                                                         --------      --------
                  Total current liabilities ........        6,489         5,963
                                                         --------      --------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value. Authorized
         20,000,000 shares: issued
         9,696,582 and outstanding
         9,644,582 shares at September 30,
         2002; issued 10,449,817 shares
         and outstanding 10,353,817
         shares at December 31, 2001 ...............           10            10
  Additional paid-in capital .......................       44,373        48,761
  Accumulated deficit ..............................       (3,427)       (2,330)
  Accumulated other comprehensive loss .............       (1,833)       (2,563)
                                                         --------      --------
                  Net stockholders' equity .........       39,123        43,878
                                                         --------      --------
                                                         $ 45,612        49,841
                                                         ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                   --------------------    --------------------
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------

Net sales ......................   $ 10,101       8,587      30,175      26,004
Cost of sales ..................      4,365       3,761      13,109      11,397
                                   --------    --------    --------    --------
    Gross profit ...............      5,736       4,826      17,066      14,607
                                   --------    --------    --------    --------

Operating expenses:
    Research and development ...      1,557       1,051       4,362       2,930
    Sales and marketing ........      1,961       1,806       6,239       5,552
    General and administrative .      1,394       1,751       4,325       4,918
    Amortization of intangibles
      assets and goodwill ......        160         275         481         824
                                   --------    --------    --------    --------
        Total operating expenses      5,072       4,883      15,407      14,224
                                   --------    --------    --------    --------
Operating income ...............        664         (57)      1,659         383

Interest income ................         21          85          82         330
Other income (expense), net ....         (8)        (28)        (10)         47
                                   --------    --------    --------    --------
Income before income taxes
  (benefit) ....................        677           0       1,731         760
Income tax expense (benefit) ...        149        (266)        381         (30)
                                   --------    --------    --------    --------
        Income before cumulative
          effect of accounting
          change ...............        528         266       1,350         790
Cumulative effect of accounting
  change (net of applicable
  income taxes (benefit) of
  ($259) and $1,500 for the
  three and nine months ended
  September 30, 2002,
  respectively) ................        423        --        (2,447)       --
                                   --------    --------    --------    --------

Net income (loss) ..............   $    951         266      (1,097)        790
                                   ========    ========    ========    ========

Net income per share before
  accounting change:
    Basic ......................   $   0.05        0.03        0.14        0.08
                                   ========    ========    ========    ========
    Diluted ....................   $   0.05        0.02        0.13        0.07
                                   ========    ========    ========    ========

Net income (loss) per share
  after accounting change:
    Basic ......................   $   0.10        0.03       (0.11)       0.08
                                   ========    ========    ========    ========
    Diluted ....................   $   0.09        0.02       (0.11)       0.07
                                   ========    ========    ========    ========

Shares used to compute net
  income (loss):
    Basic ......................      9,651      10,443       9,830      10,400
                                   ========    ========    ========    ========
    Diluted ....................     10,029      10,868      10,289      11,003
                                   ========    ========    ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (Amounts in thousands)
                                   (Unaudited)


                                                            2002          2001
                                                          -------       -------

Cash flows from operating activities:
     Net income (loss) .............................      $(1,097)          790
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
          Depreciation and amortization ............        1,686         1,662
          Stock compensation .......................         --            (388)
          Cumulative effect of accounting
            change - goodwill write-off ............        4,629          --
          Income tax benefit from the
            exercise of stock options ..............         --              94
     Changes in assets and liabilities:
          Accounts receivable ......................          (33)         (476)
          Inventories ..............................         (516)         (102)
          Prepaid expenses and other
            current assets .........................         (192)           19
          Deferred taxes ...........................       (1,500)          (94)
          Other assets .............................          (31)          305
          Accounts payable .........................           13           355
          Accrued expenses .........................         (173)         (151)
          Deferred revenue .........................           35           (61)
          Income taxes payable .....................          375             7
                                                          -------       -------
     Net cash provided from operating
       activities ..................................        3,196         1,960
                                                          -------       -------

Cash flows from investing activities:
     Purchase of property and equipment ............       (2,632)       (1,625)
                                                          -------       -------
          Net cash used in investing
            activities .............................       (2,632)       (1,625)
                                                          -------       -------

Cash flows from financing activities:
     Proceeds from the exercise of options .........          224           295
     Purchase of treasury stock ....................       (4,611)         --
                                                          -------       -------
Net cash provided by (used in) financing
  activities .......................................       (4,387)          295
                                                          -------       -------

          Net decrease in cash and cash
            equivalents ............................       (3,823)          630
Effect of exchange rates on cash and cash
  equivalents ......................................          150          (417)

Cash and cash equivalents at beginning of
  period ...........................................        9,471        10,633
                                                          -------       -------

Cash and cash equivalents at end of period .........      $ 5,798        10,846
                                                          =======       =======

Supplemental disclosure of cash flow
  information:
     Cash paid during the period
      for:
          Interest .................................      $     1             1
                                                          =======       =======
          Income taxes .............................      $    24          --
                                                          =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of BioSource International, Inc. (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of results to be expected for the full fiscal year.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No.141, "Accounting For Business Combinations," and FAS No. 142, "Accounting For Goodwill and Other Intangible Assets." FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. The amortization of goodwill and intangible assets with indefinite lives was approximately $160,000 and $275,000 for the quarters ended September 30, 2002 and 2001, respectively and $481,000 and $824,000 for the nine months ended September 30, 2002 and 2001 respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS
142. The charge included the write off of goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") in December 1998. In the third quarter of 2002, the Company received cash proceeds of $800,000 in an arbitration settlement related to its 1998 acquisition of QCB. This recovery, shown net of legal fees and applicable income taxes, totals $423,000 and is shown as a cumulative effect of a change in accounting principle for the three months ended September 30, 2002. The net impairment charge for goodwill resulting from the adoption of FAS 142 for the nine months ended September 30, 2002 is $2,447,000 and is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change.

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While FAS No. 144 supersedes FAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. The implementation of FAS No. 144 has not had a material impact on our financial position or results from operations.

On July 30, 2002, the FASB issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. FAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of FAS 146 will have a material impact on its financial position or results from operations.

3.   INVENTORIES (AMOUNTS IN THOUSANDS):

                                         SEPT. 30, 2002         DEC. 31, 2001
                                         --------------         -------------

     Raw materials ......................  $    2,484                 2,367
     Work in process ....................         534                   304
     Finished goods .....................       5,115                 4,513
                                           ----------            ----------
                                           $    8,133                 7,184
                                           ==========            ==========

4.   PROPERTY AND EQUIPMENT (AMOUNTS IN THOUSANDS):

                                         SEPT. 30, 2002         DEC. 31, 2001
                                         --------------         -------------

     Machinery and equipment ............  $    8,485                 6,919
     Office furniture and equipment .....       3,466                 2,604
     Leasehold improvements .............       1,468                   907
                                           ----------            ----------
                                               13,419                10,430
     Less accumulated depreciation
        and amortization ................       6,470                 5,022
                                           ----------            ----------
                                           $    6,949                 5,408
                                           ==========            ==========

5.   GOODWILL AND INTANGIBLE ASSETS - ADOPTION OF FINANCIAL ACCOUNTING STATEMENT
     142

In  July  2001,   the  FASB  issued  FAS  No.141,   "Accounting   For   Business
Combinations," and FAS No. 142, "Accounting For Goodwill and Other Intangible Assets."

The pro forma effects of implementation of FAS 142 to prior periods would be as follows (amounts in thousands, except per share data):

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                       2002          2001
                                                    ---------      --------

     REPORTED INCOME (LOSS) ...................     $  (1,097)          790
     Add:
     Impairment charge ........................         2,447          --
     Goodwill Amortization, net of tax ........          --             213
                                                    ---------      --------
     Adjusted net income ......................     $   1,350         1,003
                                                    =========      ========

     BASIC NET INCOME PER SHARE:
         Reported income (loss) ...............     $   (0.11)         0.08
         Impairment charge ....................          0.25          0.00
         Goodwill amortization ................          0.00          0.02
                                                    ---------      --------
         Adjusted net income ..................     $    0.14          0.10
                                                    =========      ========

     DILUTED NET INCOME PER SHARE:
         Reported income (loss) ...............     $   (0.11)         0.07
         Impairment charge ....................          0.24          0.00
         Goodwill amortization ................          0.00          0.02
                                                    ---------      --------
         Adjusted net income ..................     $    0.13          0.09
                                                    =========      ========

6.   EARNINGS PER SHARE

The reconciliation of basic to diluted weighted average shares is as follows (amounts in thousands):

                                                THREE MONTHS       NINE MONTHS
                                                    ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                2002     2001     2002     2001
                                               ------   ------   ------   ------

Weighted average shares used in
     basic computation .....................    9,651   10,443    9,830   10,400

Dilutive stock options and warrants ........      378      425      459      603
                                               ------   ------   ------   ------

Weighted average shares used for
     diluted computation ...................   10,029   10,868   10,289   11,003
                                               ======   ======   ======   ======


Options to purchase 1,212,904 and 1,039,613 shares were not included in the computation of diluted net income per share for the three month periods ended September 30, 2002 and 2001, respectively because their effect would be anti-dilutive.

Options to purchase 1,122,276 and 822,443 shares were not included in the computation of diluted net income (loss) per share for the nine month periods ended September 30, 2002 and 2001, respectively because their effect would be anti-dilutive.

Warrants to purchase 1,287,000 shares at a weighted average exercise price of $7.77 per share were outstanding as of September 30, 2002 and 2001 but were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2002 and 2001 because their effect would be anti-dilutive.


7.   STOCKHOLDERS' EQUITY

Comprehensive income (loss) is determined as follows (amounts in thousands):

                                                THREE MONTHS      NINE MONTHS
                                                    ENDED            ENDED
                                                SEPTEMBER 30,    SEPTEMBER 30,
                                              2002     2001     2002      2001
                                             ------   ------   ------    ------

Net income (loss) ........................   $  951      266   (1,097)      790

Foreign currency translation adjustments .       30      409      730      (115)
                                             ------   ------   ------    ------

Total comprehensive income (loss) ........   $  981      675     (367)      675
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


                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                        --------------------    --------------------
                                          2002        2001        2002        2001
                                        --------    --------    --------    --------
SALES - FROM SEGMENTS (IN THOUSANDS):
Net sales to external customers from:
     United States:
         Domestic ...................   $  5,951    $  5,241    $ 17,952    $ 15,348
         Export .....................      1,055       1,040       3,164       3,403
                                        --------    --------    --------    --------
                Total United States .      7,006       6,281      21,116      18,751
     Europe .........................      3,095       2,306       9,059       7,253
                                        --------    --------    --------    --------
                Consolidated ........   $ 10,101    $  8,587    $ 30,175    $ 26,004
                                        ========    ========    ========    ========

Operating income (loss):
     United States ..................   $    (20)   $   (483)   $   (340)   $ (1,359)
     Europe .........................        684         426       1,999       1,742
                                        --------    --------    --------    --------
                Consolidated ........   $    664    $    (57)   $  1,659    $    383
                                        ========    ========    ========    ========

SALES - TO SEGMENTS (IN THOUSANDS):
Net sales to external customers in:
     United States ..................   $  5,951    $  5,241    $ 17,952    $ 15,348
     Europe .........................      2,725       2,093       7,984       6,706
     Japan ..........................        842         721       2,601       2,276
     Other ..........................        583         532       1,638       1,674
                                        --------    --------    --------    --------
                Consolidated ........   $ 10,101    $  8,587    $ 30,175    $ 26,004
                                        ========    ========    ========    ========

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


         ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company has $6,867,000 in gross trade accounts receivable and $347,000 in allowance for doubtful accounts at September 30, 2002. The Company has procedures in place to review the credit worthiness of new customers and also to properly review orders from existing customers to determine if a change in credit terms is warranted. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of September 30, 2002, we believe our allowance for doubtful accounts is fairly stated. We do have accounts receivable amounts from certain customers as of September 30, 2002 that if their financial condition changed and a significant allowance needed to be created, the Company's financial results for 2002 could be materially and adversely affected.

         INVENTORY ADJUSTMENTS. We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The Company has written down its entire antibody inventory at 100% of its value because the ability to sell the antibody inventory is uncertain. As of September 30, 2002, the Company had $3,972,000 of antibodies in its inventory and a write down for these antibodies totaling $3,972,000. The Company will continue to monitor its antibody inventory. Additionally, material inventory write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.


         DEFERRED TAX ASSETS AND DEFERRED INCOME TAXES. The Company has $10,410,000 in deferred tax assets on its consolidated balance sheet as of September 30, 2002. As of September 30, 2002, no valuation allowance has been set up to offset any of the deferred tax assets. The ability to realize these deferred tax assets depends entirely on the Company generating taxable income in the future. The Company has used historical information as well as a projected financial outlook to project taxable income amounts. The Company believes it is more likely than not that they will be able to realize these benefits in the future. A material change in our expected realization of these assets would occur if the ability to deduct tax loss carryforwards against future taxable income is altered. If our projections involving tax planning and operating strategies do not materialize or if significant changes in tax laws occur within the various tax jurisdictions in which we operate, we would have to set up a valuation allowance against our deferred tax assets that could materially affect our tax expense and our financial results.


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

         LONG-LIVED ASSETS. In October, 2001 the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While FAS No. 144 supersedes FAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. It is our policy, and in accordance with FAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, we have determined that our long-lived assets are not impaired as of September 30, 2002 and 2001, respectively.

         GOODWILL. In July 2001, the FASB issued FAS No.141, "Accounting For Business Combinations," and FAS No. 142, "Accounting For Goodwill and Other Intangible Assets." FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. The amortization of goodwill and intangible assets with indefinite lives was approximately $160,000 and $275,000 for the quarters ended September 30, 2002 and 2001, respectively and $481,000 and $824,000 for the nine months ended September 30, 2002 and 2001 respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") in December 1998. In the third quarter of 2002, the Company received cash proceeds of $800,000 in an arbitration settlement related to its 1998 acquisition of QCB. This recovery, shown net of legal fees and applicable income taxes, totals $423,000 and is shown as a cumulative effect of a change in accounting principle for the three months ended September 30, 2002. The net impairment charge for goodwill resulting from the adoption of FAS 142 for the nine months ended September 30, 2002 is $2,447,000 and is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES: Net sales for the quarter ended September 30, 2002 were $10.1 million, an increase of $1.5 million, or 18% (15% after eliminating the $254,000 positive impact of foreign exchange), compared to net sales for the quarter ended September 30, 2001. The Company's increased sales and marketing expenditures, including increased sales personnel and marketing programs, and its continued investment in research and development activities resulting in new products for sale, have been primary drivers for sales growth in North America and Europe. For the three months ended September 30, 2002, the Company achieved net sales growth in North America of 12% as compared to the three months ended September 30, 2001. European sales for the three months ended September 30, 2002 increased 30% (18% in local currency), as compared to the comparable prior year period. Sales in Japan and the rest of the world increased 23%, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Solidifying our relationship with our Japanese distributor through a new distributor agreement in 2001 and expanding our customer base in the rest of the world have contributed to our 23% growth in Japan and the rest of the world.

GROSS PROFIT: Gross profit margin for the three months ended September 30, 2002 was 57%, compared to 56% for the three months ended September 30, 2001. The gross profit margin was 1% higher for the quarter ended September 30, 2002 primarily due to the selling mix of products.

RESEARCH AND DEVELOPMENT: Research and development expenses for the quarter ended September 30, 2002 and 2001 were $1,557,000 and $1,051,000 and represented 15% and 12% of sales respectively. The increase in research and development expenses for the three months ended September 30, 2002 when compared to the comparable prior year period reflects the Company's investment in additional personnel and materials in the cytokine and signal transduction research areas with the goal of producing additional novel and proprietary products.

SALES AND MARKETING: Selling and marketing expenses were $2.0 million for the three months ended September 30, 2002 and $1.8 million for the three months ended September 30, 2001, representing 19% and 21% of sales, respectively. In the quarter ended September 30, 2002, our sales and marketing expenses in personnel and marketing programs increased $155,000 from the comparable prior year period.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $1.4 million for the three months ended September 30, 2002, and $1.8 million for the three months ended September 30, 2001, a decrease of approximately $400,000. As a percentage of sales, general and administrative expenses represented 14% and 20% for the three months ended September 30, 2002 and 2001, respectively. Excluding $429,000 of general and administrative charges in the third quarter of 2001 related to severance and termination matters, the Company reduced its G&A expenses, as a percentage of sales, from 15% to 14%.

AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL: Amortization of intangible assets for each of the three months ended September 30, 2002 and 2001 amounted to $160,000 and $275,000, respectively and is related primarily to the amortization of the identifiable intangible assets from the QCB and Biofluids acquisitions. The reduction in amortization in the current quarter compared to the quarter ended September 30, 2001, is related to the implementation of FAS 142 which eliminated a significant amount of goodwill amortization.

INTEREST INCOME: Interest income for the three months ended September 30, 2002, and September 30, 2001, was $21,000 and $85,000 which was related to interest income on cash invested in short-term securities during each of the respective quarters.

INCOME TAX EXPENSE: The effective income tax rate and income tax amount for the three months ending September 30, 2002 was 22% or $149,000. In the quarter ended September 30, 2001, the Company adjusted its annualized effective tax rate to -4%. As a result, the Company recorded a ($266,000) tax benefit for the three month period ended September 30, 2001. The Company has benefited from R & D and other tax credits which when applied to the lower income for the periods presented results in a lower effective tax rate for the three months ended September 30, 2001, compared to the three months ended September 30, 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES: Net sales for the nine months ended September 30, 2002 were a record $30.2 million, an increase of $4.2 million, or 16%, (15% after eliminating the $204,000 positive impact of foreign exchange) compared to net sales for the nine months ended September 30, 2001. The Company's increased sales and marketing expenditures, including increased sales personnel and marketing programs, and its continued investment in research and development activities resulting in new products for sale, have been primary drivers for sales growth in North America and Europe. For the nine months ended September 30, 2002, the Company achieved net sales growth in North America of 15% as compared to the nine months ended September 30, 2001. European sales for the nine months ended September 30, 2002 increased 19% (16% in local currency), as compared to the comparable prior year period. Sales in Japan and the rest of the world increased 15%, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Solidifying our relationship with our Japanese distributor through a new distributor agreement in 2001 and expanding our customer base in the rest of the world have contributed to our 15% growth in Japan and the rest of the world.

GROSS PROFIT: Gross profit margin for the nine months ended September 30, 2002 was 57%, compared to 56% for the nine months ended September 30, 2001. The gross profit margin was 1% higher for the nine months ended September 30, 2002 primarily due to the selling mix of products.

RESEARCH AND DEVELOPMENT: Research and development expense for the nine months ended September 30, 2002 and 2001 were $4,362,000 and $2,930,000 and represented 14% and 11% of sales respectively. The increase in research and development expenses for the nine months ended September 30, 2002 when compared to the comparable prior year period reflects the Company's investment in additional personnel and materials in the cytokine and signal transduction research areas with the goal of producing additional novel and proprietary products. Through September 30, 2002, the Company has increased its research and development capabilities by adding approximately 20 new research and development positions.

SALES AND MARKETING: Selling and marketing expenses were $6.2 million for the nine months ended September 30, 2002 and $5.6 million for the nine months ended September 30, 2001, respectively. As a percentage of sales, sales and marketing expenses represented 21% for each of the nine months ended September 30, 2002 and 2001. In the nine months ended September 30, 2002, our sales and marketing expenses in personnel and marketing programs increased $687,000 from the comparable prior year period.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $4.3 million for the nine months ended September 30, 2002, and $4.9 million for the nine months ended September 30, 2001, a decrease of approximately $600,000. As a percentage of sales, general and administrative expenses represented 14% and 19% for the nine months ended September 30, 2002 and 2001, respectively. Excluding $701,000 of net general and administrative charges which occurred during the nine months ended September 30 2001 and were related to non-recurring employee and legal matters, the Company reduced its general and administrative expenses as a percentage of sales from 16% to 14%.

AMORTIZATION OF INTANGIBLE ASSETS AND GOODWILL: Amortization of intangible assets for each of the nine months ended September 30, 2002 and 2001 amounted to $481,000 and $824,000, respectively and is primarily related to the amortization of the intangible assets from the QCB and Biofluids acquisitions. The reduction in amortization in the current nine months ended compared to the nine months ended September 30, 2001, is related to the implementation of FAS 142 which eliminated a significant amount of goodwill amortization.

INTEREST INCOME, NET: Interest income for the nine months ended September 30, 2002 and September 30, 2001, was $82,000 and $330,000 respectively, which was related to interest income on cash invested in short-term securities during each of the respective nine month periods.

INCOME TAX EXPENSE: The effective income tax rate and income tax amount for the nine months ended September 30, 2002 was 22% or $381,000, and -4% or ($30,000) for the nine months ended September 30, 2001. The Company has benefited from R & D and other tax credits which when applied to the lower income for the periods presented results in a lower effective tax rate for the nine months ended
September 30, 2002, and an income tax benefit for the nine months ended September 30, 2001.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE: In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") in December 1998. In the third quarter of 2002, the Company received cash proceeds of $800,000 in an arbitration settlement related to its 1998 acquisition of QCB. This recovery, shown net of legal fees and applicable income taxes, totals $423,000 and is shown as a cumulative effect of a change in accounting principle for the three months ended September 30, 2002. The net impairment charge for goodwill resulting from the adoption of FAS 142 for the nine months ended September 30, 2002 is $2,447,000 and is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change. The effect of the implementation of FAS 142 reduced amortization of intangibles for the nine months ended September from $824,000 to $481,000. With these net charges, the Company has recorded a net income for the three months ended September 30, 2002 of $ 951,000 or $.09 per diluted share and a net loss for the nine months ended September 30, 2002 of ($1,097,000) or ($.11) per diluted share.


LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents as of September 30, 2002, of $5,798,000 decreased by $3,673,000 from $9,471,000 at December 31, 2001. The decrease in cash was due primarily from a cash outlay of $4,611,000 for the repurchase of 782,000 shares of the Company's common stock through its stock repurchase program initiated in October 2001. Net cash provided from operating activities of $3,196,000 was offset by capital expenditures of $2,632,000 and financing activities of $4,387,000. Working capital, which is the excess of current assets over current liabilities, was $16,285,000 at September 30, 2002, as compared to $19,000,000 at December 31, 2001, representing a decrease of $3,175,000.

In the nine months ended September 30, 2002, the Company received $224,000 from the issuance of common stock related to the exercise of stock options.

In October of 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The Board has authorized the Company to repurchase up to $5,000,000 of its common stock. The repurchases are to be made at the discretion of management and can be made at any time, as market conditions warrant. The stock repurchase program will end June 30, 2003. On July 19, 2002, the Company amended the stock repurchase program and increased its repurchase commitment by $5 million to a total of $10 million. As of September 30, 2002 and at November 8, 2002, the Company had repurchased 878,000 shares of common stock and incurred a cash outlay totaling $5,279,000.

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

The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could materially adversely affect our business, operating results and financial condition. The development, introduction and marketing of innovative products in our rapidly evolving markets will require significant sustained investment. We cannot assure that cash from operations or other sources will be sufficient to meet these ongoing requirements.

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

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

International sales accounted for approximately 41% and 41% of our revenues in the first nine months of 2002 and 2001, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

In addition, approximately 26% of our sales in the nine months ended September 30, 2002, were made in foreign currencies, primarily the Euro. A significant portion of the foreign currencies in which we conduct our business is currently, or may in the future be, denominated in Euros. We are not certain about the future effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

As of October 31, 2002, 66 of our 288 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998, through November 8, 2002, and from $4.89 to $8.20 per share from January 1, 2002, through November 8, 2002.

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

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 33.8% of our outstanding common stock, based upon the beneficial ownership of our common stock as of November 8, 2002. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

Our executive officers, directors and principal stockholders beneficially own approximately 33.8% of our outstanding common stock, based upon the beneficial ownership of our common stock as of November 8, 2002. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures which we have designed to ensure that material information related to BioSource International, Inc., including our consolidated subsidiaries, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

Within 90 days prior to the filing of this report, members of the Company's management, including the Company's President and Chief Executive Officer, Len Hendrickson, and Chief Financial Officer, Charles Best, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Hendrickson and Mr. Best concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the

Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                                     PART II

                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

In June of 2000, the former shareholders of QCB commenced a AAA arbitration proceeding against us seeking the recovery of escrowed funds from the purchase of QCB that were withheld from the purchase price paid by us as security for claims we might discover after closing. We filed a counterclaim against the former shareholders of QCB, including Dr. Fishman, in the arbitration to recover damages management believes we suffered in connection with inaccuracies in, and/or breaches of the representations and warranties contained in, the original Stock Purchase Agreement for QCB executed on December 9, 1998. In our counterclaim, we sought to recover $1,347,000 of escrowed funds. On July 2, 2002, we settled the arbitration and all related claims against the former shareholders of QCB and Dr. Fishman in consideration of the payment to us of $800,000 from the escrowed funds. The remaining funds held in escrow were released to the former shareholders of QCB. This settlement, net of attorney fees and income taxes, is considered to be a reduction of the goodwill originally recorded in the acquisition of QCB. That goodwill was written off as a cumulative effect of accounting change in the adoption of FASB Statement No. 142 during the first quarter of 2002. The settlement was accounted for as an adjustment to the cumulative effect of accounting change during the third quarter of 2002.

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               On July 19, 2002, the Company held its Annual Meeting of Stockholders. At the annual meeting, there were 9,638,863 shares entitled to vote and 9,594,580 shares were represented at the meeting in person or by proxy. The following sets forth the identity of directors elected for one year and until their respective successors have been elected. In addition, the results of the voting on the ratification of appointment of the Company's auditors are included:

                                                       For            Withheld
                                                       ---            --------
               1.  Election of directors
                      Jean-Pierre L. Conte          9,552,740          41,840
                      Leonard M. Hendrickson        8,599,731         994,849
                      David J. Moffa                9,549,427          45,153
                      John R. Overturf, Jr.         9,548,227          46,353
                      Robert D. Weist               9,541,227          53,353
                      Robert J. Weltman             9,552,894          41,686


                                                   For       Against     Abstain
                                                   ---       -------     -------

               2.  Ratification of Auditors     9,576,123     9,630       8,827

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
                  Exhibit 99.1 Certificates of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K
                  The Company filed a Current Report on Form 8-K on July 24, 2002, reporting the issuance's of two press releases announcing the Company's financial results for the second quarter of fiscal year 2002, and announcing an amendment to the Company's current stock repurchase program, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              BIOSOURCE INTERNATIONAL, INC.
                                                      (Registrant)




Date:  November 11, 2002                        /s/ LEONARD M. HENDRICKSON
                                                --------------------------
                                                   Leonard M. Hendrickson
                                                   President and
                                                   Chief Executive Officer




Date:  November 11, 2002                        /s/ CHARLES C. BEST
                                                -------------------
                                                   Charles C. Best
                                                   Executive Vice President and
                                                   Chief Financial Officer

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Leonard M. Hendrickson certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the three months ended September 30, 2002;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002
                                           /s/LEONARD M. HENDRICKSON
                                           -------------------------------------
                                           Leonard M. Hendrickson
                                           President and Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Charles C. Best certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the three months ended September 30, 2002;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002
                                                     /s/ CHARLES C. BEST
                                                     ---------------------------
                                                     Charles C. Best
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit           Description

99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.