Form 10-K
period 2002-12-31
BIOSOURCE INTERNATIONAL INC
filed 2003-03-27
CIK 860451

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                        COMMISSION FILE NUMBER 000-21930
                                   ----------

                          BIOSOURCE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   77-0340829
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization)                           Identification No.)


                   542 FLYNN ROAD, CAMARILLO, CALIFORNIA 93012
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (805) 987-0086


      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         Preferred Stock purchase rights
                                   ----------

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X].


       The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) held by non-affiliates of the registrant as of June 28, 2002 was $57,046,775

       The number of shares of the Registrant's common stock outstanding as of March 18, 2003 was 9,608,005.

================================================================================

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

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

The forward-looking information set forth in this annual report on Form 10-K is as of March 24, 2003, and we undertake no duty to update this information. Should events occur subsequent to March 24, 2003 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 26 of this Form 10-K.


OVERVIEW

The Company manufactures, markets and distributes products used worldwide in biomedical research that are instrumental in the development of new drug therapies and medical diagnostic methods. Our products enable scientists and biomedical researchers to better understand the biochemistry, immunology and cell biology of the human body, as well as disease processes. The Company offers over 3,650 products that are grouped into the following product lines: Assays; Antibodies; Bioactive Proteins and Peptides; Oligonucleotides; and Serum, Buffers and Media. We believe we offer a unique combination of technological, production, and research and development skills resulting in a full spectrum of products and services for the worldwide pharmaceutical and biotechnology industries.

The Company believes it has a strong scientific research staff, a broad product line and an established trade name, giving us a solid presence in the biomedical research market. We intend to continue our focus on new product development, and to seek to acquire businesses, products and technologies complementary to our current business through acquisitions, licensing or joint ventures.

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

STRATEGY

Our strategy is to increase our organic growth rate through focused research and development and sales and marketing investments in cellular communications markets with high growth potential. Cellular communications markets include both extracellular signaling products (such as cytokines) and intracellular signaling products (such as signal transduction). BioSource will exploit unique corporate and product capabilities to drive product growth in these select markets. As a complement to this strategy, we may, as appropriate, acquire companies which enhance our ability to compete in these markets. In order to facilitate this strategy, the Company is:

o Investing more resources in research and development than in prior history. In 2000 and 2001 the Company spent approximately 11% of net sales on research and development. In 2002, the Company spent approximately 15% of net sales on research and development. In 2003, our research and development spending is projected to be approximately 15% - 17% of sales - a dollar increase of approximately $1.5 million. We expect this investment to result in a substantially higher rate of product introduction, increased levels of novel products and transfer of existing products into novel platforms.

o Continuing to invest in sales and marketing infrastructure by increasing our geographic coverage and marketing support. This effort began in 2000 and will continue in 2003. Although the incremental increases in spending in sales and marketing expenses have been decreasing from 2000 to 2002 and will continue to decrease in 2003, the increased spending levels from prior periods has assisted the Company in its organic sales growth over this period. We expect this sales and marketing investment, along with increased product depth through our increased research and development spending in 2002 and 2003, to produce higher annual sales growth than levels achieved in 2000, 2001, and 2002.

o We expect this investment to result in new market penetration, increased brand recognition and ultimately greater organic sales growth.

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

PRODUCTS

We offer over 3,650 products, which we group into the following product lines:

o    assays

o    antibodies

o    bioactive proteins and peptides

o    oligonucleotides

o    serum, buffers and media

ASSAYS

ENZYME-LINKED IMMUNOSORBENT ASSAY ("ELISA") TEST KITS. We have developed reagents and methodologies for the measurement of cytokines and chemokines in blood or other biological samples. ELISA test kits are a combination of cytokines, their antibodies and other chemical reagents, and are used to measure the presence or quantity of a particular bioactive protein in serum, plasma or other biological sample. The quantitation of these cytokines and chemokines has been shown to be an excellent way for scientists to determine the functional status of the immune system. Since many of the current targets of pharmaceutical intervention are designed to modulate the immune system, using these quantitation markers as a means for gauging the effectiveness of treatment is becoming a key monitor.

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

Our ELISA tests produce results in a few hours, compared to days or even weeks with bioassays. We offer kits for human, mouse, rat, monkey and swine proteins. The diversity of species is important to allow investigators to establish numerous measurements in pre-clinical animal model systems. We offer over 390 types of ELISA kits and we believe we are the leader in sales of rat, monkey and swine cytokine ELISA kits. Detection of fluctuations in cytokine levels by ELISA tests, whether in an in-vitro cell culture experiment of a new drug or in a patient's serum, provide researchers and scientists with valuable information in understanding disease progression, therapy and diagnosis.

An alternative method to our ELISA test kits are our Muliplex Antibody kits for use in products manufactured by Luminex Corporation, a third party, which allow measurement of several proteins simultaneously in a single sample, saving time and effort as well as the precious sample. Our menu has rapidly expanded to include kits for the measurement of human, mouse and rat cytokines, chemokines, growth factors and cell biology markers. The multiplex kits allow for investigators to establish screens for drug targets and inhibitors in cell culture samples or to determine the diagnostic value of a panel of proteins in human patient serum or plasma samples.

Of the more than 390 kits we offer, the following table illustrates a few of the more common applications of our ELISA test kits:

  Test Kit                        Characteristics/Application
  --------     -----------------------------------------------------------------

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

RADIOIMMUNO-ASSAYS ("RIA"). We produce and market RIAs, which are used internationally in clinical laboratories for the measurement of hormones and proteins important in growth, reproductive and thyroid disease. These assays utilize radioisotopically labeled molecules to compete with non-isotopically labeled molecules for sites on known antibody concentrations. RIA is a mature technology used primarily in European and other foreign countries and is not widely used in the United States.

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

We offer over 1,650 antibody products. The following table illustrates some of the uses for the antibodies we offer:

      Uses                                  Description
--------------      ------------------------------------------------------------
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

We offer over 360 protein products. The following table shows examples of different cytokines we produce and use:
Cytokine                                  Research Uses
--------          --------------------------------------------------------------

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

The following table illustrates some of the uses for the DNA oligonucleotide services we offer:

  Uses                                  Applications
-------       ------------------------------------------------------------------

Primers       Oligonucleotides are used in the initiation of the PCR process.

Probes DNA oligonucleotides are used in hybridization reactions for the Real Time PCR quantitation. Probes are duel labeled fluorescent probes used in real time PCR quantitation and molecular diagnostic analysis. We offer three different styles of FRET probes for our customers, including the highly sensitive BioSource Grove Binder ("BGB") probe for SNP analysis..

Arrays Oligonucleotides are used on a solid matrix to profile gene expression or single nucleotide polymorphisms, or SNP's.

SERUM, BUFFERS AND MEDIA

We manufacture over 245 serum, media and buffer products in our catalog. We also offer custom formulation services for unique applications. These products are vital in growing specialized cell cultures. In most cases, cell cultures are a primary testing method for the effectiveness of vaccines and drugs for a variety of diseases.

CUSTOMERS

We have over 6,000 customers worldwide. No single customer accounted for 10% or more of our total revenue during any of the last three years. Our customers include:

    PHARMACEUTICAL            BIOTECHNOLOGY                UNIVERSITIES

     Astra Zeneca                 Amgen            Brigham and Women's Hospital
Aventis Pharmaceuticals           Biogen            Baylor College of Medicine
 Bristol Myers Squibb            Exelexis               Columbia University
       Eli Lilly                Genentech             John Hopkins University
   Glaxo Smithkline       Human Genome Sciences                UCLA
    Merck & Company               Hyseq                  UC San Francisco
        Pfizer                  Millennium          University of Pennsylvania
      Pharmacia              Pharmaceuticals     University of Texas MD Anderson
   Schering-Plough        Rigel Pharmaceuticals      Cancer Research Center
     Wyeth-Ayerst                Tularik            University of Washington
                               Zymogenetics                at St. Louis


         GOVERNMENT

 Centers for Disease Control
Food and Drug Administration
  National Cancer Institute
National Institutes of Health
     VA Medical Centers
U.S. Army Research Institute


RESEARCH AND DEVELOPMENT

As a reagent company with significant internal R&D and manufacturing capability, BioSource strives to produce uniquely capable reagents to markers of interest for the academic and pharmaceutical community. Reflecting our strategy, we are pursuing development in high-growth markets. Traditionally, we have focused our research and development in the area of extracellular signaling molecules. BioSource has been predominantly known, in this respect, for our work in cytokines, chemokines and growth factors. These proteins act as chemical communicators especially in the immune system and are critical to the maturation and function of normal cells. These proteins continue to play an important role as indicators of the health of the immune system and are thus indicators of some disease processes. We will continue to leverage this immunological expertise to appropriately expand our product offerings in this area. We have also achieved success in extending our product lines into intracellular signaling, more commonly known as signal transduction. Signal transduction is a market that is growing in importance as researchers begin to understand its central role in disease and its significance as targets for drug therapy. We also plan to exploit the increasing demand for new high-content and high-throughput platforms that enable pharmaceutical and biotechnology companies to fully realize the opportunities represented by the sequencing of the human genome.

Therefore, our current research and development activities are focused in the following areas:

o Development of reagents for new detection technologies and assay platforms for the growing high-content and high-throughput screening markets.
o Selective addition of new cytokine, chemokine and growth factors to our existing product offerings.
o    Development of new signal transduction reagents.

As of March 1, 2003, we employed 53 research scientists, 18 of whom hold Ph.D.'s. Among these professionals are experts in peptide chemistry, molecular biology, immunology and signal transduction. In particular, their knowledge is fundamental to the development of peptides, oligonucleotides, proteins, antibodies and assay kits. Our research laboratories are located in Camarillo, California; Hopkinton, Massachusetts; and Nivelles, Belgium. In the year ended December 31, 2002, we introduced over 500 new products, of which approximately 70% were developed by our scientists. In addition, as of March 7, 2003, we had approximately 200 products under development. We spent approximately $6,187,000, $3,986,000, and $3,575,000 on research and development in 2002, 2001, and 2000 respectively. Research and development spending represented approximately 15% of net sales in 2002 and 11% of net sales in 2001 and 2000. In 2003, our research and development spending is projected to be approximately 15% - 17% of sales - a dollar increase from 2002 of approximately $1.5 million. We expect this investment to result in a higher rate of product introduction, increased levels of novel products and transfer of existing products into novel platforms.

MANUFACTURING

Our reagent products and ELISA test kits are manufactured in Camarillo, California. We manufacture oligonucleotides at our laboratories located at our facilities in Foster City, California. Our custom peptides and antibodies and other antibodies are manufactured at the laboratory facilities in Hopkinton, Massachusetts. Our serum, buffers and media are manufactured at our facilities in Rockville, Maryland. We also manufacture antibodies and assay kits at our European facility in Nivelles, Belgium. We currently manufacture products for inventory and ship products shortly after receipt of orders and anticipate that we will continue to do so in the future. Accordingly, we have not developed a significant backlog of products and do not anticipate we will develop a material backlog of products in the future.

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

SALES AND MARKETING

We have 32 sales representatives worldwide. The principal markets for our products are in the United States, Japan and Western Europe. We have a direct sales force strategically located in major metropolitan areas in the United States. The use of a direct sales force provides us with an opportunity to discuss directly with researchers and scientists new developments and trends in the industry. We advertise in various scientific trade journals and distribute our own product catalog to all current and selected potential customers. We sell to our international markets directly through our European subsidiary, and we use international distributors that specifically target selected foreign life science markets.

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

Besides the United States, we sell directly into Germany, Belgium, Holland, Denmark, Sweden, Norway, Finland and the United Kingdom. We also use a network of international distributors covering over 40 other countries. We utilize a network of both exclusive and non-exclusive international distributors, but we generally grant exclusive distribution rights only where the distributor maintains direct field representatives proportionate to the potential for sales of our products in a defined geographical area. In order to serve as our distributor, the distributor must agree to and meet acceptable annual sales goals. We offer all of our distributors annual training to enhance their knowledge of our products as well as their respective applications, solicit requests for new products and ultimately to increase sales.

SEGMENT INFORMATION

The Company operates primarily in one industry segment, the licensing, development, manufacture, marketing and distribution of biological reagents and test kits used in biomedical research. For information regarding the revenues and assets associated with the Company's geographic segments, see Note 11 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this filing.

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

"PhosphoELISA," "BGB," "Messagescreen," "TAGOImmunologicals," "Cytoscreen," "Primescreen," "Cytosets" and "Flexia" are unregistered product trademarks used for some of our products, but are only of limited importance to our business.
"Biofluids" is also a registered trademark we acquired as part of our acquisition of Biofluids in December 1998.

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

EMPLOYEES

As of March 1, 2003, we employed 296 individuals, 291 of whom were full-time employees. Twenty one of our employees at that date had doctoral degrees.

None of our employees in the United States is represented by a labor union. As of March 1, 2003, 60 of our 296 employees worked for our Europeon subsidiary in Belgium. As is customary under Belgian labor law, employees of our Belgian subsidiary, BioSource Europe S.A., are represented by two national unions who represent employee interests to the national chemistry industry employer organization. We believe we are in compliance with these Belgium legal restrictions. We consider our current Belgium subsidiary employee and labor relations to be good.

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

In November 2000, the Company completed the sale of its previous corporate headquarters. In conjunction with this sale, the Company paid the remaining
$672,100 balance due on the Heller Financial Corp. loan and the remaining $543,600 due on the Small Business Administration loan. As a result of the sale of the building, the Company recognized a loss of $99,300 in 2000, which is shown in other income (expense) in the accompanying consolidated statement of operations.

In March 2000, the Company entered into a lease for a new facility at 542 Flynn Road in Camarillo, California, and relocated its previous offices and laboratories to this new location in July 2000. The new building contains approximately 51,821 square feet and is situated in an industrial park approximately two blocks from the previous corporate headquarters. The lease commenced on May 1, 2000 and runs through June 30, 2005, with the option to continue the lease for two additional five-year terms. Monthly lease payments in 2003 are approximately $31,000. The new facility has several laboratory areas, including molecular biology facilities, a protein purification facility, an oligonucleotide facility, and an assay development and manufacturing facility, as well as ELISA development and manufacturing space and cold storage rooms sufficient to accommodate our current and anticipated future needs.

We lease a facility in Foster City, California, approximately 20 miles south of San Francisco, which consists of approximately 6,600 square feet, of which approximately 6,000 square feet is our oligonucleotide laboratory, under a lease that expires in May 2006. Monthly lease payments in 2003 are approximately $13,700.

We also lease a facility in Hopkinton, Massachusetts, approximately 25 miles west of Boston, which consists of approximately 11,500 square feet, of which approximately 7,000 square feet is laboratory space, under a lease originally expired in April 2001. In February 2001, the Company amended its current lease in Hopkinton, Massachusetts. The amended lease extends the term of the lease for five additional years, through May 2006. Monthly lease payments in 2003 are approximately $11,000.

In January 2002, the Company leased an additional facility in Hopkinton, Massachusetts, which consists of approximately 10,500 square feet, of which approximately 7,000 is laboratory space, under a lease that expires in January, 2007. Monthly lease payments in 2003 are approximately $16,000.

We lease a facility in Rockville, Maryland, which consists of approximately 11,500 square feet of warehouse, manufacturing, and office space, under a lease that expires in May 2004. Monthly lease payments in 2003 are approximately $14,000.

Our European subsidiary leases facilities in Nivelles, Belgium, which consists of approximately 30,000 square feet of manufacturing, laboratory and office space, under a lease that expires in March 2007. Monthly lease payments in 2003 are approximately $19,000.

Additional small sales offices are located in Germany and Holland.

We believe that all of our facilities are in good condition, are adequately covered by insurance and will be adequate for our occupancy needs for the foreseeable future.

The Company's lease commitments for the above referenced properties make up substantially all of the Company's total lease commitments. At December 31, 2002, total future minimum payments under all of the Company's leases are as follows (in thousands):

     2003........................................  $   1,440
     2004........................................      1,340
     2005........................................      1,048
     2006........................................        579
     2007........................................         53
     Thereafter..................................         --
                                                   ---------

                                                   $   4,460
                                                   =========

ITEM 3.    LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of our last fiscal year.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "BIOI." The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock as reported on the Nasdaq National Market.

                                                         High           Low
                                                        ------        ------
     2001 Fiscal Year
         First Quarter                                  $13.69        $ 6.00
         Second Quarter                                  10.45          6.00
         Third Quarter                                    7.25          5.10
         Fourth Quarter                                   8.30          5.00
     2002 Fiscal Year
         First Quarter                                  $ 8.20        $ 5.19
         Second Quarter                                   6.16          5.86
         Third Quarter                                    6.08          4.89
         Fourth Quarter                                   6.31          5.50
     2003 Fiscal Year
         First Quarter, through March 18, 2003          $ 6.95        $ 5.83


On March 18, 2003, the closing sale price of our common stock on the Nasdaq National Market was $6.20. As of March 18, 2003, there were 9,608,005 shares of our common stock outstanding held by approximately 484 holders of record.

On January 10, 2000, the company entered into a securities purchase agreement with Genstar Capital Partners II, L.P. and Stargen II LLC, both of which are accredited investors as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933. Pursuant to this agreement, the Company sold Genstar and Stargen a total of 371,300 shares, including 364,244 to Genstar and 7,056 to Stargen, of our $.001 Series B Redeemable Preferred Stock for $9,000,312 in the aggregate. These shares were convertible into 1,485,200 shares, including 1,456,976 for Genstar and 28,244 to Stargen, of the Company's common stock. In addition, the Company issued Genstar and Stargen warrants to purchase a total of 1,287,000 shares of common stock, including 1,262,542 to Genstar and 24,458 to Stargen, exercisable at $7.77 per share. Under the investor rights agreement among

Genstar, Stargen and the Company, executed in connection with the securities purchase agreement, Genstar and Stargen also have the right to appoint two out of our seven directors to our board of directors as long as they beneficially own, in the aggregate, at least 750,000 shares of common stock, or one director if they beneficially own at least 495,000 shares. Pursuant to the investor rights agreement, Jean-Pierre L. Conte, a Managing Director of Genstar Capital LLC, and Robert J. Weltman, a Vice President of Genstar Capital LLC were appointed to our board of directors. Genstar and Stargen also have the right of first refusal to purchase additional shares and the right to require us to register the shares of our common stock underlying the preferred stock and the warrants. The consummation of the securities purchase agreement, including the issuance of the shares of Series B Preferred Stock and the warrants, occurred on February 15, 2000.

The Series B Redeemable Preferred Stock had an initial aggregate liquidation value of $9,000,312. The Series B Redeemable Preferred Stock shares were entitled to receive dividends at an annual rate of 8% of the original issue price. Unless all dividends on the outstanding Series B Redeemable Preferred Stock shares were paid, no dividends or other distributions were to be paid to Common Stock shareholders. The Series B Redeemable Preferred Stock shareholders had liquidation preference to the Common Stock shareholders. On September 20, 2000, pursuant to the terms of the Certificate of Designation of Preferences Rights and Limitations of our Series B Redeemable Preferred Stock and $432,400 of redeemable preferred dividends were converted into 1,556,574 common shares at $6.06 per common share or $9,432,700. Total non-cash preferred stock dividends and effects of beneficial conversion related to the preferred stock totaled $3,853,300.

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

The Company entered into a Securities Purchase Agreement, effective as of August 9, 2000 with Genstar Capital partners II L.P, pursuant to which Genstar agreed to purchase from the Company 300,000 shares of common stock at $15.00 per share. Genstar subsequently assigned its rights to purchase 30,000 of these shares to Jean-Pierre L. Conte and 3,333 of the shares to Robert Weltman. Both Mr. Conte and Mr. Weltman currently serve on the Company's Board of directors. Genstar assigned its right to purchase another 33,334 of these shares to certain other individuals affiliated with Genstar. The Company also entered into a Securities Purchase Agreement, effective as of August 9, 2000, with Russell D. Hays, former President and Chief Executive Officer of the Company, pursuant to which Mr. Hays agreed to purchase 40,000 shares of the Company's common stock at $15.00 per share. The Company also entered into a Securities Purchase agreement, effective as of August 9, 2000, pursuant to which George Uveges, former Chief Operating Officer of the Company agreed to purchase 11,428 shares of the company's common stock at $21.875 per share. The closing of each of these transactions occurred on September 28, 2000. These transactions were exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933, and all of the purchasers in these transactions are accredited investors as that term is defined in Rule 501 of Regulation D.

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

EQUITY COMPENSATION PLAN INFORMATION - The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2002.


                           NUMBER OF SECURITIES      WEIGHTED-AVERAGE     NUMBER OF SECURITIES
                             TO BE ISSUED UPON      EXERCISE PRICE OF    REMAINING AVAILABLE OR
                                EXERCISE OF            OUTSTANDING        FUTURE ISSUANCE UNDER
                           OUTSTANDING OPTIONS,     OPTIONS, WARRANTS      EQUITY COMPENSATION
                            WARRANTS AND RIGHTS         AND RIGHTS                PLANS
                           --------------------     -----------------    ----------------------
Equity compensation
plans approved by
security holders........         677,484                  $4.58                  117,009

Equity compensation
plans not approved by
security holders........        2,929,991 (1)             $7.59                  834,409
                                ---------                 -----                  -------

Total...................        3,607,475                 $7.03                  951,418
                                =========                 =====                  =======
----------

(1) Includes 1,287,000 warrants pursuant to a securities purchase agreement dated January 10, 2000 with Genstar Capital Partners II L.P. and Stargen II LLC.

In January 2000, the compensation committee of the Company's Board of Directors approved the 2000 BioSource International, Inc. Non-Qualified Stock option Plan (the "2000 Plan"). The 2000 Plan was not approved by shareholders of the Company. Under the 2000 Plan, non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the company's common stock. Options granted under the 2000 Plan vest and are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant. Stock options outstanding under the 2000 Plan as of December 31, 2002 were 1,642,991.

The Company also has stock option agreements that are outside the 2002 Plan and the Company's 1993 Stock Option Plan. Those agreements are only for the purchase of non-qualified stock options.

The Compensation Committee of our Board of Directors currently administers our stock option plans.

                                 DIVIDEND POLICY

BioSource has never paid cash dividends on its common stock and does not currently anticipate that it will do so in the foreseeable future. The Company plans to retain earnings to finance our operations.











ITEM 6.       SELECTED FINANCIAL DATA

The selected data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of each of the years in the five-year period ended December 31, 2002, are derived from the audited consolidated financial statements of the Company. The following selected data should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as the section included herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                    2002          2001         2000         1999         1998
                                                 -------     ---------    ---------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales                                        $40,055     $  35,175    $  32,210    $  29,257    $  21,859
Cost of sales                                     17,689        15,540       13,600       11,071       13,189
                                                 -------     ---------    ---------    ---------    ---------

Gross profit                                      22,366        19,635       18,610       18,186        8,670
Operating expenses:
  Research and development                         6,187         3,986        3,575        3,315        2,648
  Sales and marketing                              8,339         7,395        5,682        4,737        4,338
  General and administrative                       5,916         6,945        9,071        4,460        4,469
  Purchased in-process technology                     --            --           --           --        4,222
  Amortization of intangibles                        641         1,098        1,093        1,061           95
                                                 -------     ---------    ---------    ---------    ---------

Operating income (loss)                            1,283           211         (811)       4,613       (7,102)
Interest and other income (expense), net             123           460           72       (1,016)         432
                                                 -------     ---------    ---------    ---------    ---------

Income (loss) before income tax expense
  (benefit)                                        1,406           671         (739)       3,597       (6,670)
Income tax expense (benefit)                          11           (70)        (573)          20       (1,534)
                                                 -------     ---------    ---------    ---------    ---------

Income (loss) before redeemable preferred
  stock dividend and beneficial conversion         1,395           741         (166)       3,577       (5,136)
Redeemable preferred stock dividend and
  accretion of beneficial conversion feature          --            --       (3,853)          --           --
                                                 -------     ---------    ---------    ---------    ---------

Income (loss) before cumulative effect of
  accounting change                                1,395           741       (4,019)       3,577       (5,136)

Cumulative effect of accounting change (net
  of applicable income taxes of $1,500)           (2,447)           --           --           --           --
                                                 -------     ---------    ---------    ---------    ---------

Net income (loss) available to common
  shareholders                                   $(1,052)    $     741    $  (4,019)   $   3,577    $  (5,136)
                                                 =======     =========    =========    =========    =========


Net income (loss) per share:
  Basic                                          $ (0.10)    $    0.07    $   (0.47)   $    0.49    $   (0.68)
                                                 =======     =========    =========    =========    =========

  Diluted                                        $ (0.11)    $    0.07    $   (0.47)   $    0.46    $   (0.68)
                                                 =======     =========    =========    =========    =========

Shares used to compute per share amounts:
  Basic                                            9,787        10,398        8,584        7,235        7,509
                                                 =======     =========    =========    =========    =========

  Diluted                                         10,189        10,965        8,584        7,833        7,509
                                                 =======     =========    =========    =========    =========

                                                AS OF DECEMBER 31,
                               -------------------------------------------------
                                  2002      2001       2000       1999      1998
                               -------   -------    -------    -------   -------
                                                 (IN THOUSANDS)

CONSOLIDATED BALANCE SHEET
DATA:
Current assets                 $23,389   $24,963    $26,420    $18,325   $18,278
Total assets                    46,506    49,841     50,364     40,222    41,400
Current liabilities              6,793     5,963      6,318      7,340    10,039
Long term debt, less
  current portion                   --        --         --     11,459    13,666

Total stockholders' equity      39,713    43,878     44,046     21,422    17,696

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

Our company develops, manufactures, markets and distributes products and services that are widely used in biomedical research. Our products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. The Company has a wide variety of products, including immunoassay and ELISA test kits, immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. The Company also manufactures and market custom oligonucleotides, peptides and antibodies to the specifications of our customers. We use recombinant DNA technology to produce cytokines and other proteins. We have registered our analyte specific reagents with the FDA and have received a license to sell these products as Class I Medical Devices. We market these products to in vitro diagnostic manufacturers and clinical reference laboratories as "active ingredients" in the tests they produce to identify various specific diseases or conditions. In order to market these products as medical devices, we are required to be in compliance with the FDA's Current Good Manufacturing Practices and Regulations. We believe we offer a unique combination of technological, production, and research and development skills resulting in a full spectrum of products and services for the worldwide pharmaceutical and biotechnology industries.

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

The Company currently manufactures products for inventory and ships products shortly after receipt of orders and anticipates that it will continue to do so in the future. Accordingly, the Company has not developed a significant backlog of products and does not anticipate it will develop a material backlog of products in the future.

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

The forward-looking information set forth in this annual report on Form 10-K is as of March 24, 2003, and the Company undertakes no duty to update this information. Should events occur subsequent to March 24, 2003 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 26 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Specifically, management must make estimates in the following areas:


         ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company has $6,418,000 in gross trade accounts receivable and $261,000 in allowance for doubtful accounts on the consolidated balance sheet at December 31, 2002. The Company has procedures in place to adequately review the credit worthiness of new customers and also to properly review orders from existing customers to determine if a change in credit terms is warranted. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of December 31, 2002, the Company believes its allowance for doubtful accounts is fairly stated. The Company does have accounts receivable amounts from certain customers as of December 31, 2002 that if their financial condition changed and a significant allowance needed to be created, could have a material adverse effect on the Company's financial results for 2003.


         INVENTORY  ADJUSTMENTS.  The  Company  reviews  the  components  of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The manufacturing process for antibodies has and may continue to produce quantities substantially in excess of forecasted usage, if any, and anticipated antibody sales volumes are highly uncertain and realization of individual product cost may not occur. As a result, the Company reserves its entire manufactured antibody inventory at 100% of its value. As of December 31, 2002, the Company had $4,633,000 of manufactured antibodies in its inventory and a reserve for these antibodies totaling $4,633,000. The Company will continue to monitor its antibody inventory and the continued need for a 100% reserve. Additionally, material inventory write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.


         DEFERRED TAX ASSETS AND DEFERRED INCOME TAXES. The Company has $10,683,000 in deferred income tax assets on its consolidated balance sheet as of December 31, 2002. See note 10 to the consolidated financial statements included in this Form 10-K for a listing of the specific components. As of December 31, 2002, no valuation allowance has been set up to offset any of the deferred tax assets. The ability to realize these deferred tax assets depends entirely on the Company generating taxable income in the future. The Company has used historical information as well as a projected financial outlook to project taxable income amounts. The Company believes it is more likely than not that they will be able to realize these benefits in the future. A material change in our expected realization of these assets would occur if the ability to deduct tax loss carryforwards against future taxable income is altered. If our projections involving tax planning and operating strategies do not materialize or if significant changes in tax laws occur within the various tax jurisdictions in which we operate, we would have to set up a valuation allowance against our deferred tax assets that could materially effect our tax expense and our financial results.


The Company believes the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

         REVENUE RECOGNITION. The Company's revenue is generated from the sale of products primarily manufactured internally. The Company does have a small amount of products that are sold on an outside equipment ("OEM") basis. The Company sells standard and custom products directly to end users and distributors and recognizes revenue upon transfer of title to the customer, which occurs upon shipment. General sales and payment terms to distributors are similar to those granted to end user customers. Certain end user customers prepay for product and request shipment of the product at future dates, primarily sera or media products. The Company records deferred revenue until such time as a product is shipped to a customer. Approximately 22% of the Company's 2002 net sales were to distributors. The Company's distribution agreements do not provide a general right of return. The amount of the Company's inventory held by distributors is not believed to be substantial.

         The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101") provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company believes that its revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. We do not anticipate any changes to our revenue recognition and shipping policies in the future.

         LONG-LIVED ASSETS. In October, 2001 the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. It is our policy, and in accordance with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, the Company has determined that its long-lived assets are not impaired as of December 31, 2002 and 2001.

         GOODWILL. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No.141, "Accounting For Business Combinations," and FAS No. 142, "Accounting For Goodwill and Other Intangible Assets." FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. The amortization of goodwill and intangible assets was approximately $641,000, $1,098,000, and $1,093,000, for fiscal years ended December 31, 2002, 2001, and 2000, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." The Company used the present value method for determining the fair value of its reporting units. In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of all of the goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") and Biofluids in December 1998. In the third quarter of 2002, the Company received cash proceeds of $800,000 in an arbitration settlement related to its 1998 acquisition of QCB. This recovery, shown net of legal fees and applicable income taxes, totals $423,000 and is shown as a cumulative effect of a change in accounting principle for the three months ended September 30, 2002. The net impairment charge for goodwill resulting from the adoption of FAS 142 for the year ended December 31, 2002 is $2,447,000 and is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change.

         The Company reviewed its remaining goodwill for impairment in the third quarter of 2002 and determined that the carrying value was not impaired. Accordingly, the Company continues to carry the goodwill related to its 1996 acquisition of certain assets and assumed liabilities of Medgenix Diagnostics, SA, now BioSource Europe, S.A., a wholly-owned subsidiary of the Company, on its Consolidated Balance Sheets.

CONSOLIDATED RESULTS OF OPERATIONS

The selected data presented below under the caption "Consolidated Statement of Operations Data Presented as a Percentage of Sales" for each of the years ended December 31, 2002, 2001 and 2000 are derived from the audited consolidated financial statements of the Company. The following selected data should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as the data and information included herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSOLIDATED STATEMENT OF OPERATIONS DATA             YEARS ENDED DECEMBER 31,
PRESENTED AS A PERCENTAGE OF SALES                2002         2001         2000
                                                 -----        -----        -----

Net sales                                         100%         100%         100%
Cost of sales                                      44%          44%          42%
                                                 -----        -----        -----
    Gross profit                                   56%          56%          58%

Operating expenses:
    Research and development                       15%          11%          11%
    Sales and marketing                            21%          21%          18%
    General and administrative                     15%          20%          28%
    Amortization of intangibles                     2%           3%           3%
                                                 -----        -----        -----
         Total operating expenses                  53%          55%          61%
                                                 -----        -----        -----
Operating income (loss)                             3%           1%          -3%

Interest income                                     0%           1%           1%
Interest expense                                    0%           0%          -1%
Other income, net                                   0%           0%           0%
                                                 -----        -----        -----
Income (loss) before income tax (benefit)           4%           2%          -3%
Income tax expense (benefit)                        0%           0%          -2%
                                                 -----        -----        -----
       Income (loss) before redeemable
          preferred stock dividend and
          beneficial conversion                     3%           2%          -1%
Redeemable preferred stock dividend and
  accretion of beneficial conversion                0%           0%         -12%
                                                 -----        -----         ----
      Income (loss) before cumulative
          effect of accounting change               3%           0%         -13%
Cumulative effect of accounting change             -6%           0%           0%
                                                 -----        -----        -----
Net income (loss) available to common
  stockholders                                     -3%           2%         -13%
                                                 =====        =====        =====


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

NET SALES. Net sales for the twelve months ended December 31, 2002 were $40,055,000, an increase of $4,880,000, or 14%, (13% after eliminating the $476,000 positive impact of foreign exchange) compared to net sales for the twelve months ended December 31, 2001. North America sales, which represented 61% of consolidated net sales in 2002, grew $2,243,000 or 10% as compared to the twelve months ended December 31, 2001. European sales, which represent 27% of consolidated net sales in 2002, grew $2,090,000 or 24% (18% in local currency), as compared to the comparable prior year period. Sales in Japan and the rest of the world, representing 12% of consolidated net sales, increased 13% compared to 2001. North American sales grew 10% primarily due to an increase in sales of assays, proteins, serum and media and signal transduction antibodies. European sales grew 18% in local currency primarily due to assays, proteins, antibodies and diagnostic products. Sales in Japan and the rest of the world grew 13% primarily due to a full year distributor agreement in place with our Japanese distributor and continued penetration of products into countries outside of Europe and North America.

GROSS PROFIT. Gross profit for the year ended December 31, 2002 was $22,366,000, resulting in a gross margin of 56%, compared to a gross profit of $19,635,000, and a gross margin of 56% for the year ended December 31, 2001. The Company's margins remained constant in part due to the continued investment in production and planning related areas within the Company. The Company's 2002 consolidated margin of 56% was impacted by lower oligonucleotides sales in 2002 compared to 2001. These lower sales resulted in excess fixed costs being charged directly to cost of sales. The Company expects its consolidated margins to begin increasing slightly in 2003.

RESEARCH AND DEVELOPMENT. Research and development expense for the twelve months ended December 31, 2002 and 2001 were $6,187,000 and $3,986,000 and represented 15% and 11% of sales respectively. The increase in research and development expenses for the twelve months ended December 31, 2002 when compared to the comparable prior year period reflects the Company's investment in additional personnel and materials in the cytokine and signal transduction research areas with the goal of producing additional novel and proprietary products. The Company incrementally hired 18 additional research and development personnel during 2002 and more than doubled its core product introduction rate from 2001 to 2002. The company expects its R & D spending in 2003 to represent approximately 16% of sales.

SALES AND MARKETING. Sales and marketing expenses were $8,339,000 for the twelve months ended December 31, 2002 and $7,395,000 for the twelve months ended December 31, 2001, representing 21% of sales for each of the years 2002 and 2001. In the twelve months ended December 31, 2002, the Company's sales and marketing expenses in personnel and marketing programs increased $806,000 from the comparable prior year period. During 2002, the Company incrementally hired 8 additional employees in sales and marketing, including people in our technical service and sales departments.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5,916,000 and $6,945,000 for the years ended December 31, 2002 and 2001, representing 15% and 20% of sales for each of the years 2002 and 2001, respectively. This represents a decrease of $1,029,000, or 15% in 2002 compared to 2001. Excluding $1,406,000 of net general and administrative charges in 2001 that were related to non-recurring employee and legal matters, the Company decreased its general and administrative expenses, as a percentage of sales, from 16% for the year ended December 31, 2001 to 15% for the year ended December 31, 2002. For 2003, we project our general and administrative expenses, as a percentage of sales to be approximately 14%.

AMORTIZATION OF INTANGIBLES. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 142, "Accounting For Goodwill and Other Intangible Assets." The amortization of goodwill and intangible assets was approximately $641,000 and $1,098,000 for the years ended December 31, 2002 and 2001, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 142 "Goodwill and Other Intangible Assets." See discussion in the cumulative effect of accounting change section below.

INTEREST INCOME. Interest income was $113,000 in 2002 compared to $376,000 in 2001. This interest income was derived from the interest income on cash invested in short-term securities. The decrease in interest income was the result of lower cash amounts invested in short-term interest bearing accounts in 2002 compared to 2001 and lower average short-term interest rates in 2002 compared to 2001.

OTHER INCOME, NET. Other income, net was $10,000 in 2002 compared to $86,000 in 2001. The net other income in 2002 and 2001 consisted primarily from gains realized on foreign currency transactions.

INCOME TAX EXPENSE (BENEFIT). The effective tax rate for the twelve months ending December 31, 2002 and 2001 was 1% and (10%) respectively. The Company is benefiting from R & D and other tax credits which when applied to income levels for the periods presented is resulting in effective tax rates lower than the current applicable federal and state statutory rates. In the fourth quarter of 2002, the Company elected to utilize the Extraterritorial Income Exclusion ("EIE") federal tax credit, which, along with other tax credits, reduced its effective tax rate for 2002 to 1%. The Company expects its effective tax rate to increase to approximately 22% to 26% in 2003.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No.141, "Accounting For Business Combinations," and FAS No. 142, "Accounting For Goodwill and Other Intangible Assets." FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. The amortization of goodwill and intangible assets was approximately $641,000, $1,098,000, and $1,093,000, for fiscal years ended December 31, 2002, 2001, and
2000, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of all of the goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") and Biofluids in December 1998. In the third quarter of 2002, the Company received cash proceeds of $800,000 in an arbitration settlement related to its 1998 acquisition of QCB. This recovery, shown net of legal fees and applicable income taxes, totals $423,000 and is shown as a cumulative effect of a change in accounting principle for the three months ended September 30, 2002. The net impairment charge for goodwill resulting from the adoption of FAS 142 for the year ended December 31, 2002 is $2,447,000 and is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change. The Company continues to amortize the goodwill related to its 1996 acquisition of certain assets and assumed liabilities of Medgenix Diagnostics, SA, now BioSource Europe, S.A., a wholly-owned subsidiary of the Company.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 2000

NET SALES. Net sales were $35,175,000 in 2001 compared to $32,210,000 in 2000, an increase of $2,965,000 or 9%. North American sales, which represented 63% of consolidated net sales in 2001, grew $2,734,000 or 14% for the year, while European sales, which represent 25% of consolidated net sales in 2001, increased $662,000 or 8%. Sales from the rest of the world, representing 12% of total consolidated net sales in 2001 decreased $431,000 or 9% over the prior year. North American sales grew due to an increased number of sales personnel and increased spending on marketing programs in 2001 compared to 2000 which resulted in increased sales of oligonucleotides, proteins, peptides and products related to signal transduction. In local currency, European sales in 2001 grew $933,000 or 11% compared to the prior year. European sales grew primarily due to increased sales in assays and signal transduction products. Sales in the rest of the world decreased from 2000 to 2001 due to the transition to a new major distributor in the first quarter of 2001 and to a delayed renegotiation of a distributor agreement in Japan.

GROSS PROFIT. Gross profit for the year ended December 31, 2001 was $19,635,000, resulting in a gross margin of 56%, compared to a gross profit of $18,610,000, and a gross margin of 58% for the year ended December 31, 2000. The decrease in gross margin for the year ended December 31, 2001 was due in part to the Company's relocation of its primary manufacturing and corporate headquarters in May of 2000, moving from a previously owned 29,000 square foot building to a leased 52,000 square foot building causing the 2001 gross margin to be affected by a full year of higher on-going costs in the new facility compared to seven months of higher on-going costs in 2000. Also, our serum and media gross margin, which represented approximately 5% of our 2001 gross margin, was negatively impacted by increased raw material costs due to a lower supply of certain material in 2001 compared to 2000 which contributed to the lower gross margins in 2001 compared to 2000. In addition, the product mix of sales in 2001 compared to 2000 contributed to our gross margin reduction. Oligonucleotides, as a percentage of total sales increased slightly from 2000 to 2001 and traditionally had lower margins than assays, which represented the largest portion of our sales and generated a higher margin. New oligonuceotide products are now being discovered, manufactured and accepted by customers that produce higher margins than traditional oligonuceotides.

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

SALES AND MARKETING. Sales and marketing expense was $7,395,000 for the year ended December 31, 2001 and $5,682,000 for the year ended December 31, 2000, an increase of $1,713,000 or 30%. As a percentage of net sales, this represents 21% and 18% of net sales for each of the years ended December 31, 2001 and 2000, respectively. This increase was primarily attributable to $1,169,000 in increased salary and related sales expenses, including commissions and travel expenses, due to an increased number of salesmen and two new sales and marketing executives hired in November 2000 and $330,000 of increased advertising and promotional expenses.

GENERAL AND ADMINISTRATIVE. General and administrative expense was $6,945,000 and $9,071,000 for the years ended December 31, 2001 and 2000, respectively. This represented a decrease of $2,126,000, or 23% in 2001 compared to 2000. There were $4,256,000 of charges incurred in 2000 that were not incurred in 2001 including (i) a non-cash stock compensation charge of $946,000 related to the hiring of a former Chief Executive Officer and Chief Operating Officer in September 2000; (ii) $1.3 million of severance costs including the retirement of the Company's previous Chief Executive and Chief Operating Officers; (iii) $745,000 of professional fees related to abandoned acquisitions work and legal cost related to an employee termination suit; (iv) $534,000 related to the transition to a new senior management team; (v) $523,000 related to the withdrawal of the Company's follow on stock offering; (vi) $120,000 increase in the reserve for bad debt and allowances and (vii) a reserve of $88,000 for a customer dispute. These charges were offset by charges totaling $2,006,000 incurred in 2001 that were not incurred in 2000 including $1,406,000 in legal expenses related to an employee termination, $600,000 of charges primarily related to an employee termination and relocation and recruiting fees. The $1,406,000 of legal expenses described above includes a $275,000 charge for payment related to the settlement of the litigation in January 2002. SG&A expenses before the $4,256,000 in charges described above occurring in 2000 and the $2,006,000 of charges described above occurring in 2001 were $124,000 higher, or 3% for the twelve months ended December 31, 2001 as compared to 2000.

AMORTIZATION OF INTANGIBLES. Amortization of intangible assets was $1,098,000 in 2001 and $1,093,000 in 2000. These amounts represented amortization of intangible assets acquired primarily in connection with the acquisitions of QCB and Biofluids in December 1998. On January 1, 2002, the company adopted SFAS No. 141 "Accounting for Business Combinations" and SFAS No. 142 "Accounting for Goodwill and Other Intangible Assets." The impairment charge for goodwill or intangible assets deemed to have an indefinite useful life resulting from the adoption of SFAS 142 would be non-operational in nature and reflected as a cumulative effect of an accounting change net of the related tax impact in the period in which SFAS is adopted. The adoption of SFAS 142 will also result in amortization of intangible assets no longer being amortized over a specific period of time, but evaluated on a periodic basis and adjusted for any impairment, when appropriate.

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

INCOME TAX BENEFIT. Income tax benefit was $70,000 in 2001 and $573,000 in 2000. The income tax benefits in 2001 and 2000 were the result of tax benefits from research and experimentation and other permanent tax credits..

REDEEMABLE PREFERRED STOCK DIVIDEND AND ACCRETION OF BENEFICIAL CONVERSION. With the conversion of preferred stock into common stock in September of 2000, the Company incurred a $3,853,000 charge for non-cash preferred stock dividends and accretion related to a beneficial conversion feature for the year ended December 31, 2000. The Company did not incur any similar charge in 2001 and does not expect any similar charges in 2002 or subsequent years.

                                QUARTERLY RESULTS

The following table sets forth various unaudited statement of operations data for the last eight quarters, which has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary to present fairly the information for each of the quarters below.

                                   Dec. 31,   Sept. 30,    June 30,   March 31,    Dec. 31,   Sept. 30,    June 30,  March 31,
                                      2002        2002        2002        2002        2001        2001        2001       2001
                                  --------    --------    --------    --------    --------    --------    --------   --------
                                                                         (in thousands)

Net Sales .....................   $  9,881    $ 10,101    $ 10,292    $  9,781    $  9,171    $  8,587    $  8,760   $  8,657
Cost of goods sold ............      4,580       4,365       4,548       4,196       4,143       3,761       3,678      3,958
                                  --------    --------    --------    --------    --------    --------    --------   --------

Gross profit ..................      5,301       5,736       5,744       5,585       5,028       4,826       5,082      4,699
Research and development ......      1,825       1,557       1,512       1,293       1,056       1,051         925        954
Sales and marketing ...........      2,100       1,961       2,013       2,266       1,843       1,806       1,824      1,922
General and administrative ....      1,590       1,394       1,471       1,460       2,028       1,751       1,360      1,807
Amortization of intangibles ...        160         160         160         160         274         275         275        275
                                  --------    --------    --------    --------    --------    --------    --------   --------

Income (loss) from operations .       (374)        664         588         406        (173)        (57)        699       (258)
Interest income,  net .........         31          21          20          40          45          85         107        137
Other income (expense), net ...         19          (8)        (31)         30          39         (28)         26         49
                                  --------    --------    --------    --------    --------    --------    --------   --------

Income (loss) before income
   taxes (benefit) ............       (324)        677         577         476         (89)       --           832        (72)
Income tax expense (benefit) ..       (370)        149         127         105         (40)       (266)        258        (22)
                                  --------    --------    --------    --------    --------    --------    --------   --------

Income (loss) before cumulative
   effect of accounting change          46         528         450         371         (49)        266         574        (50)

Cumulative effect of change in
   accounting change ..........       --           423        --        (2,870)       --          --          --         --
                                  --------    --------    --------    --------    --------    --------    --------   --------


Net income (loss) available to
   common shareholders ........   $     46    $    951    $    450    $ (2,499)   $    (49)   $    266    $    574   $    (50)
                                  ========    ========    ========    ========    ========    ========    ========   ========


Net income (loss) per diluted
   share ......................   $  (0.00)   $  0.090    $   0.04    $  (0.23)   $  (0.00)   $   0.02    $   0.05   $  (0.00)
                                  ========    ========    ========    ========    ========    ========    ========   ========


Diluted shares used to compute
   per share amounts ..........     10,052      10,029      10,101      10,727      10,931      10,868      10,964     11,374
                                  ========    ========    ========    ========    ========    ========    ========   ========


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2002 of $5,941,000 decreased by $3,530,000, or 37%, from $9,471,000 at December 31, 2001. The decrease in cash was due primarily to $3,749,000 provided by operating activities offset by $3,481,000 and $4,320,000 used in investing and financing activities, respectively.

Net cash of $3,749,000 was provided by operating activities in 2002. Working capital, which is the excess of current assets over current liabilities was $16,596,000 at December 31, 2002 as compared to $19,000,000 at December 31, 2001 representing a decrease of $2,404,000 or 13%. The $3,749,000 of cash provided from operations was derived primarily from $1,395,000 of income before redeemable preferred stock dividend and beneficial conversion and $2,404,000 from the change in working capital from December 31, 2002 and December 31, 2001.

Net cash used in investing activities in 2002 was $3,481,000 and was entirely related to capital expenditures, which were primarily for the purchase of laboratory and manufacturing equipment. The Company anticipates capital spending in 2003 to be at lower levels then incurred in 2002.

Net cash used in financing activities in 2002 was $4,320,000 of which $291,000 was provided from the exercise of employee stock options and $4,611,000 was used in the repurchase of the Company's common stock pursuant to a stock repurchase program effective October 30, 2001. The repurchase program allows for spending up to $5,000,000 on the repurchase of the Company's common stock. In July of 2002, the Board approved an additional $5,000,000 in spending for the repurchase program, bringing the total spending limit to $10,000,000. Through March 7, 2003, the Company had spent a total $5,800,000 and may continue to repurchase its common stock until the $10,000,000 limit is used.

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

In the year ended December 31, 2002, the Company received $291,000 from the issuance of common stock related to the exercise of stock options.

The Company has never paid dividends on common stock and has no plans to do so in fiscal 2003. Our earnings will be retained for reinvestment in the business.

The Company has entered  into  various  leases  involving  facility  properties,
copiers  and   automobiles.   Lease  expense  for  2003  will  be  approximately
$1,340,000.

At December 31, 2002, total future minimum payments under all of the Company's leases are as follows (in thousands):

     2002........................................  $   1,340
     2003........................................      1,260
     2004........................................      1,064
     2005........................................        810
     2006........................................        484
     Thereafter..................................         36
                                                   ---------

                                                   $   4,994
                                                   =========

The Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations. As of March 1, 2003, the Company does not have a line of credit. However, the Company may raise additional capital or secure debt financing from time to time to take advantage of favorable conditions in the market or in connection with our corporate development activities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 does not have a material impact on the financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken to issue a guarantee. This liability would be recorded at the inception of the guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 does not have a material impact on the financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or when the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN No. 46 will not have a material impact on the financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

                                  RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occur, our business, operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.Risks Related to Our Business

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

The Company historically has sought, and will continue to seek, to increase our sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses. Our historical revenue growth is primarily attributable to our acquisitions and new product development and, to a lesser extent, to increased revenues from our existing products. We expect that future acquisitions, if successfully consummated, will create increased working capital requirements, which will likely precede by several months any material contribution of an acquisition to our net income. Our ability to achieve our expansion objectives and to manage our growth effectively and profitably depends upon a variety of factors, including:

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

WE RELY ON RAW MATERIALS AND SPECIALIZED EQUIPMENT FOR OUR MANUFACTURING, WHICH WE MAY NOT ALWAYS BE ABLE TO OBTAIN ON FAVORABLE TERMS.

Our manufacturing process relies on the continued availability of high-quality raw materials and specialized equipment. It is possible that a change in vendors, or in the quality of the raw materials supplied to us, could have an adverse impact on our manufacturing process and, ultimately, on the sale of our finished products. We have from time to time experienced a disruption in the quality or availability of key raw materials, which has created minor delays in our ability to fill orders for specific test kits. This could occur again in the future, resulting in significant delays, and could have a detrimental impact on the sale of our products and our results of operations. In addition, we rely on highly specialized manufacturing equipment that if damaged or disabled could adversely affect our ability to manufacture our products and therefore negatively impact our business. We rely on the timely transport of raw materials. Any disruption in transportation systems could have an adverse impact on our ability to manufacture and supply products.

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

WE RELY ON AIR TRANSPORT TO SHIP PRODUCTS TO OUR CUSTOMERS

Any disruption in standard air transport systems could have an adverse effect on our business.

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

International sales accounted for approximately 41% of our revenues in 2002, 40% of our revenues in 2001, and 42% of our revenues in 2000. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

o    unexpected changes in regulatory requirements and tariffs;

o difficulties and costs associated with in staffing and managing foreign operations, including foreign distributor relationships;

o    longer   accounts   receivable   collection   cycles  in  certain   foreign
     countries;adverse economic or political changes;

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

o    Impairment of the ability to transport goods internationally.

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

In addition, approximately 27% of our sales are made in foreign currencies, primarily Euros and British pounds. A significant portion of the foreign currencies in which we conduct our business is currently denominated in Euros. The Company is not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

o    exchange rate fluctuations; and

o    general economic and political conditions.

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

As of March 1, 2003, 60 of our 296 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

Our competitors have in the past and may in the future compete by lowering prices. Our failure to anticipate and respond to price competition could reduce our revenues and profits, and may damage our market share.

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January

1, 1998 through March 18, 2003 and from $5.83 to $6.95 per share from January 1, 2003 through March 18, 2003. For additional information regarding the price range of our common stock, see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

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

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 34.0% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 10, 2003. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

Our executive officers, directors and principal stockholders beneficially own approximately 34.0% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 10, 2003. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in various foreign currencies, including Euros and British pounds, and are therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are initiated and the dates that they are converted. We are also subject to exchange rate exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. Although a significant portion of the foreign currencies in which we conduct our business is currently, or is anticipated in the future to be, denominated in Euros as a result of the European Monetary Union, we are not certain about the effect of the Euro on our business, financial condition or results of operations. We do not currently hedge either our translation risk or our economic risk associated with the exchange of foreign currencies into U.S. dollars. There can be no assurances that future changes in currency exchange rates will not have a material impact on our future cash collections and operating results.

Our exposure to market risks for changes in interest rates relates primarily to outstanding commercial debt. Due to the recent paydown of our commercial debt, we anticipate no material market risk exposure for changes in interest rates. Accordingly, we have not included quantitative tabular disclosures.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Independent Auditors' Report..............................................  F-2

Consolidated Balance Sheets at December 31, 2002
and December 31, 2001.....................................................  F-3

Consolidated Statements of Operations for the years
ended December 31, 2002, 2001 and 2000....................................  F-4

Consolidated Statements of Stockholders' Equity and
Comprehensive Income (Loss) for the years ended
December 31, 2002, 2001 and 2000..........................................  F-5

Consolidated Statements of Cash Flows for the years
ended December 31, 2002, 2001 and 2000....................................  F-6

Notes to Consolidated Financial Statements as of
December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000 .........................................  F-7

Financial Statement Schedule--Valuation and
Qualifying Account .......................................................  F-24



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to our directors, executive officers and key employees as of March 18, 2003:

NAME                             AGE           POSITION
----                             ---           --------

Leonard M. Hendrickson            55           President and Chief Executive
                                               Officer, Director

Charles C. Best                   43           Chief Financial Officer,
                                               Executive Vice President, Finance

Kevin J. Reagan, Ph.D.            51           Vice President, Immunology

Jozef Vangenechten, Ph.D.         48           General Manager, BioSource
                                               Europe, S.A

Rocco R. Raduazo                  43           Vice President of Sales

Valerie Bressler-Hill             38           Vice President of Marketing

Jean-Pierre L. Conte*             39           Director

David J. Moffa, Ph.D.* **         60           Director

John R. Overturf, Jr.**           42           Director

Robert D. Weist**                 63           Director

Robert J. Weltman                 37           Director

John L. Zabriskie, Ph.D.*         63           Director
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

Rocco R. Raduazo joined BioSource in December 2002 as Vice President of Sales. From 1996 up to his employment at BioSource, Mr. Raduazo served in a number of positions at BD Biosciences Clontech including Vice President of Sales. BD Biosciences Clontech is a company engaged in the manufacture of genomic based products. From 1990 to 1995, Mr. Raduazo worked in various positions at Life Technologies, Inc., a company engaged in the manufacture and sale of biological reagents. Mr. Raduazo holds a Bachelor of Science degree in Biochemsitry from the University of New Hampshire, performed various graduate work at Ohio State University and holds an MBA in Finance from the American University.

Valerie Bressler-Hill, Ph.D. became Vice President, Marketing in January 2000, having served as Director of Marketing since 1999. From 1994 to 1998, Dr. Bressler-Hill served in the Research and Development group of the Company as a scientist and Associate Director. Dr. Bressler-Hill received her Ph.D. degree in Physical Chemistry from University of California at Santa Barbara.

Jean-Pierre L. Conte has served as a director of BioSource since February 2000. Mr. Conte is a Managing Director of Genstar Capital LLC, which is the sole general partner of Genstar Capital Partners II, L.P., a private equity limited partnership and a Managing Director of Genstar Capital, L.P. which is the sole general partner of Genstar Capital Partners III L.P. Prior to joining Genstar in 1995, he was a principal for six years at the NTC Group, Inc., a private equity investment firm. He is a director of several private companies. Mr. Conte earned a Masters of Business Administration from Harvard University Graduate School of Business and a Bachelor of Arts from Colgate University. Mr. Conte has been appointed to the Board of Directors pursuant to an investor rights agreement among Genstar, Stargen and the Company, which is described under "Item 13. Certain Relationships and Related Transactions."

David J. Moffa, Ph.D. has been a director of BioSource since April 1995. Dr. Moffa serves as the Regional Director and as special projects director for Lab Corporation of America, Inc. located in Fairmont, West Virginia, positions he has held since 1982 and 1984, respectively, and as director of LabCorp in Pittsburgh Pennsylvania, a position held since 1985. Dr. Moffa also serves as an advisor and consultant to various diagnostic, scientific and health care facilities, and is an owner and developer of GM Realty and Moffa Properties. Dr. Moffa also serves on a number of committees and boards of directors of various privately held companies and governmental offices, including BB&T, Inc. Dr. Moffa has completed a post doctoral fellowship in Clinical Biochemistry at the West Virginia University National Institutes of Health, holds a Ph.D. in Medical Biochemistry from the West Virginia School of Medicine, a Masters of Science degree in Biochemistry from West Virginia University and a Bachelor of Arts degree in Pre-Medicine from West Virginia University.

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

Robert J. Weltman has served as a director of BioSource since February 2000. He is currently a Managing Director of Genstar Capital, LP, the sole general partner of Genstar Capital Partners II, L.P., a private equity limited partnership. Mr. Weltman joined Genstar in August 1995. Prior to joining Genstar, from July 1993 to July 1995, Mr. Weltman was an Associate with Robertson, Stephens & Company, an investment banking firm. Mr. Weltman holds an AB degree in chemistry from Princeton University. Mr. Weltman has been appointed to the Board of Directors pursuant to an investor rights agreement among Genstar, Stargen and the Company, which is described under "Item 13. Certain Relationships and Related Transactions."

John L. Zabriskie, Ph.D., is Co-founder and has served as Director of Puretech Ventures, a venture creation company since 2001. From 1997 to 2000 Dr. Zabriskie was Chairman and Chief Executive Officer of NEN Life Science Products, Inc., a leading supplier of kits for labeling and detection of DNA. From 1995 to 1997, Dr. Zabriskie was President and Chief Executive Officer of Pharmacia and Upjohn, Inc., a Fortune 500 pharmaceutical company formed by the merger of Pharmacia AB of Sweden and the Upjohn Company of Kalamazoo, Michigan. From 1965 until joining Upjohn in 1994, Dr. Zabriskie was employed by Merck and Co., Inc. He began his career at Merck as a chemist in 1965 and held various positions including President of Merck Sharp & Dohme and Executive Vice President of Merck and Co., Inc. He has served on a number of boards for health care and academic institutions and currently serves on the Board of Directors of Kellogg Co., Cubist Pharmaceutical, Inc., Biomira, Inc., Array BioPharma, and MacroChem Corp. Dr. Zabriskie received his A.B. degree in chemistry from Dartmouth College (N.H.) in 1961 and his Ph.D. in organic chemistry from the University of Rochester (N.Y.) in 1965.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2002, all our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the following; Robert D. Weist filed two late Form 4s, each reporting late one transaction that occurred in November 2002 and December 2002, respectively; and each of John R. Overturf, Jr., David J. Moffa, Jean-Pierre L. Conte, and Robert
J. Weltman filed one late Form 4, each reporting late one transaction that occurred for each in December 2002.

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

                           SUMMARY COMPENSATION TABLE
                                             -------------------------------------    -----------------------
                                                      ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                             -------------------------------------    -----------------------
                                                                          OTHER       NUMBER OF
                                 YEAR ENDED                               ANNUAL      SECURITIES   ALL OTHER
NAME AND                          DECEMBER                                COMPEN-     UNDERLYING    COMPEN-
PRINCIPAL POSITION (1)               31,        SALARY       BONUS        SATION        OPTIONS     SATION
--------------------------------    ----     ----------    ---------     ---------      -------    ---------

Leonard M. Hendrickson..........    2002     $250,000      $99,650       $ 1,548(4)           0
   Chief Executive Officer and      2001       49,000(2)    90,000(3)        173(4)     280,000
   President

David Thrower...................    2002     $124,506(5)   $     0       $14,053(6)           0
   Senior Vice President,           2001      200,000       23,000           324(4)     110,000
   Sales and Marketing              2000       28,750(5)     8,750            27(4)     235,000    $13,224(7)

Charles C. Best.................    2002     $166,400      $59,023           324(4)           0
   Chief Financial Officer          2001      160,000       23,500           325(4)      87,500
   and Executive Vice President     2000      142,200       22,500           489(4)      20,000

----------

(1) For a description of employment agreements between certain executive officers and the Company, see "Employment Agreements with Executive Officers" below.
(2) Mr. Hendrickson joined the Company on October 15, 2001. (3) Mr. Hendrickson received a signing bonus on October 15, 2001 (4) Consists of group life insurance premiums paid by the Company.
(5) Mr. Thrower joined the Company on November 1, 2000 and resigned from the Company on July 26, 2002. (6) Consists of $13,685 of accrued vacation paid by the Company upon termination and $188 for a group life insurance premium paid by the Company.
(7)    Relocation expenses.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 2002 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                            NUMBER OF       PERCENT OF       AVG.
                            SECURITIES    TOTAL OPTIONS    EXERCISE                POTENTIAL REALIZABLE VALUE
                            UNDERLYING      GRANTED TO     OF BASE                 OF ASSUMED ANNUAL RATES OF
                             OPTIONS       EMPLOYEES IN     PRICE     EXPIRATION   STOCK PRICE APPRECIATION
NAME                        GRANTED(1)    FISCAL YEAR(2)  ($/SH.)(3)     DATE        FOR OPTION TERM (1)
------------------------    ----------    --------------  ----------  ----------   -------------------------
                                                                                      5%($)         10%($)
                                                                                      -----         ------

Leonard M. Hendrickson...       0               0%            --          --          $  0          $  0
David Thrower............       0               0%            --          --          $  0          $  0
Charles C. Best..........       0               0%            --          --          $  0          $  0
----------

(1) Options granted in 2002 vest over various periods. The options were granted for a term of 10 years.
(2) Options covering an aggregate of 388,300 shares were granted to employees of the Company and its subsidiary during the year ended December 31, 2002.
(3) The exercise price and the tax withholding obligations related to exercise may be paid by delivery of already owned shares held a minimum of six months, subject to certain conditions.

OPTION EXERCISES AND STOCK OPTIONS HELD AT FISCAL YEAR END

The following table sets forth, for those Named Executive Officers who held stock options at fiscal year end, certain information regarding options exercised in fiscal year 2002, the number of shares of common stock underlying stock options held and the value of options held at fiscal year end based upon the last reported sales price of the common stock on the NASDAQ market on December 31, 2002 ($5.99 per share).

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                           SHARES                 NUMBER OF SECURITIES
                          ACQUIRED               UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                             ON      VALUE             OPTIONS AT            IN-THE-MONEY OPTIONS AT
NAME                      EXERCISE  REALIZED       DECEMBER 31, 2001           DECEMBER 31, 2001
------------------------  --------  --------       -----------------           -----------------
                            (#)       ($)       EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                            ---       ---       -----------  -------------   -----------  -------------
Leonard M. Hendrickson..    --        --         140,666       198,334        $191,163      $198,334
Charles C. Best.........    --        --          62,124        71,786          48,450         7,500
----------

COMPENSATION OF DIRECTORS

Our non-employee corporate directors currently are paid $2,000 for each board meeting attended, and $1,000 per year for service on a board committee. We also pay out of pocket expenses incurred by our directors in connection with their attendance. In addition, non-employee directors, excluding Dr. Zabriskie, have received an annual grant of 4,000 non-statutory stock options, exercisable at the fair market value of our common stock on the date of grant, and which fully vest on the date of grant. Dr. Zabriskie, who was appointed as a board member in July 2002, received a grant of 55,000 stock options on July 17, 2002 of which 20,000 vested immediately and 50% of the remaining 35,000 shares vest annually over the next two year period.

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

Hendrickson a one time signing bonus in the amount of $90,000, upon commencement of his employment. In addition, Mr. Hendrickson is eligible to receive an annual bonus under the Company's management incentive plan. The agreement terminates on December 31, 2004. In the event that Mr. Hendrickson's employment is terminated without cause or due to a "change of control" during the term of the agreement, the Company is obligated to continue to pay Mr. Hendrickson's then-current base salary for a period of 12 months following the effective date of such termination. Also, in certain instances involving a "change of control," all stock options which have been granted to Mr. Hendrickson that are unvested at the time of such change of control become immediately vested and exercisable. According to our agreement with Mr. Hendrickson, a "change of control" includes any event pursuant to which (i) any person or entity (or group of related persons or entities acting in concert) shall acquire shares of capital stock of the Company entitled to exercise 35% or more of the total voting power represented by all shares of capital stock of the Company then outstanding; or
(ii) the Company sells or otherwise transfers all or substantially all of its assets or merges, consolidates or reorganizes with any other corporation or entity, resulting in less than 75% of the total voting power represented by the capital stock or other equity interests of the corporation or entity to which the Company's assets are sold or transferred or surviving such merger, consolidation or reorganization being held by the persons and entities who were holders of common stock of the Company immediately prior to such event; or (iii) the Company issues, otherwise than on a pro rata basis, additional shares of capital stock representing (after giving effect to such issuance) more than 35% of the total voting power of the Company; or (iv) the persons who were the directors of the Company as of October 15, 2001 cease to comprise a majority of the Board of Directors of the Company.

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

Effective May 18, 2001, David Thrower, our Senior Vice President of Sales and Marketing, entered into a separation agreement with us. In the event the Company terminates Mr. Thrower's employment with the Company other than for cause at any time (i) during the later of (A) 12 months from the date of his separation agreement, and (B) Nine months from the appointment of a new Chief Executive Officer by the Board, or (ii) within six months following a "change of control", we are required to pay Mr. Thrower his then-current base salary for a period of 12 months following the effective date of such termination. In addition, if the employment of Mr. Thrower is terminated within six months of a "change of control" all stock options which have been granted to Mr. Thrower that are unvested at the time of such change of control shall become immediately vested and exercisable. According our agreement with Mr. Thrower, a "change of control" is defined as the acquisition by any person or entity unaffiliated with Genstar Capital LLC of capital stock representing at least 40% of the total fully diluted shares of the Company. Mr. Thrower resigned from the company in July 2002 and was not eligible to receive any additional compensation under his employment agreement.

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

As of March 5, 2003, the Board had granted options under the 1993 Plan covering an aggregate of 2,000,000 shares of common stock to certain of our directors, officers and employees, of which options to purchase 677,484 shares were outstanding.

In January 2000, our Board of Directors approved the 2000 BioSource International, Inc. non-qualified stock option plan (the "2000 Plan"). Under the 2000 Plan, non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the company's common stock. Options granted under the 2000 Plan are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant. As of March 5, 2003, the Board had granted options under the 2000 Plan covering an aggregate of 2,000,000 shares of common stock to certain of our directors, officers and employees, of which 1,165,591 options to purchase shares were outstanding.

The Compensation Committee of our Board of Directors currently administers our stock option plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER TRADING PARTICIPATION

Compensation Committee currently consists of Messrs. Zabriskie, Moffa and Conte. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administrating our stock option and executive incentive compensation plans. None of the members of the compensation committee is a current officer or employee of the Company. None of our executive officers or Directors served as a member of the board of directors of any other entity of which an executive officer or Director served on our Board of Directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth as of March 18, 2003 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each person listed is in care of BioSource International, Inc., 542 Flynn Road, Camarillo, California 93012, and the address of Messrs. Conte, Weltman and Genstar Capital LLC is Four Embarcadero Center, Suite 1900, San Francisco, California 94111.

                                              Number of Shares
                                              of Common Stock
                                                Beneficially
             Name and Address                      Owned (1)       Percent (1,2)
             ----------------                 ----------------     -------------

Genstar Capital LLC (3)...................        3,444,856            31.5%
Jean-Pierre L. Conte (3)..................        3,396,189            31.1%
Kennedy Capital Management, Inc. (4)......          759,428             7.9%
Dimensional Funds Advisors Inc. (5).......          595,300             6.2%
Royce & Associates LLC (6)................          580,000             6.0%
Bricoleur Capital Management LLC (7)......          493,510             5.1%
Leonard M. Hendrickson (8)................          221,832             2.3%
John L. Zabriskie, Ph.D. (9)..............           70,000              *
David J. Moffa, Ph.D. (10)................           43,900              *
John R. Overturf, Jr. (11)................           29,600              *
Robert D. Weist (12)......................           44,000              *
Robert J. Weltman (13)....................           15,333              *
Charles C. Best (14)......................           76,446              *
All of the directors  and  executive
   officers as a group (nine persons) (15)        3,825,700            34.4%
----------
* Less than one percent.

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 21, 2000.
(2) Percentage ownership is based on 9,608,005 shares of common stock outstanding as of March 18, 2003. (3) Genstar Capital Partners II, L.P. holds 2,032,809 shares of common stock and 1,262,542 shares of common stock issuable upon exercise of warrants and Stargen II LLC holds 34,380 shares of common stock and 24,458 shares of common stock issuable upon exercise of warrants, all of which are currently convertible or exercisable. Includes 12,000 stock options held by Mr. Conte and 12,000 stock options held by Mr. Weltman. In addition, Mr. Conte holds 30,000 shares of common stock, Richard F. Hoskins holds 16,667 shares of common stock, Mr. Weltman holds 3,333 shares of common stock, and Richard D. Paterson holds 16,667 shares of common stock. Genstar Capital LLC is the general partner of Genstar Capital Partners II, L.P. Mr. Conte, Mr. Hoskins and Mr. Paterson are the managers and managing directors of Genstar Capital LLC and are members of Stargen, and Mr. Paterson is the Administrative Member of Stargen. In such capacities Messrs. Conte, Hoskins and Paterson may be deemed to beneficially own shares of common stock beneficially held by Genstar Capital Partners and Stargen, but disclaim such beneficial ownership, except to the extent of their economic interest in these shares. Messrs. Conte, Hoskins, Paterson, Genstar Capital LLC, Genstar Capital Partners II, L.P. and Stargen II LLC may be deemed to be acting as a group in relation to their respective holdings in BioSource but do not affirm the existence of any such group.
(4) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003 by Kennedy Capital Management, Inc.
(5) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on February 3, 2003 by Dimensional Fund Advisors, Inc.
(6) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on February 3, 2003 by Royce & Associates LLC.
(7) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on February12, 2003 by Bricoleur Capital Management LLC.

(8) Includes (i) 169,832 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 18, 2003; (ii) 40,000 shares of common stock owned; (iii) 4,000 shares of common stock held of record by two of Mr. Hendrickson's minor children; and (iv) 8,000 shares of common stock held in the Microchemics Simplified Employee Pension Plan.
(9)    Includes  (i)55,000  shares of common stock  reserved  for issuance  upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 18, 2003; and (ii) 15,000 shares of common stock owned.
(10) Includes (i) 36,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 18, 2003; (ii) 550 shares of common stock held solely by Dr. Moffa's spouse; (iii) 4,000 shares of common stock held jointly with Dr. Moffa's spouse; and (iv) 2,850 shares of common stock held directly.
(11) Includes (i) 24,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 18, 2003; and (ii) 5,600 shares of common stock owned.
(12) Includes 44,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 18, 2003.
(13) Includes (i) 3,333 shares of common stock held directly; (ii) 12,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 18, 2003. Mr. Weltman is also a Principal of Genstar Capital LP and a member, but not a managing member, of Stargen II LLC. Mr. Weltman does not have power to vote or dispose of, or to direct the voting or disposition of, any securities beneficially owned by Genstar Capital LLC or Stargen II LLC. Mr. Weltman disclaims that he beneficially owns any shares of common stock beneficially owned by Genstar Capital LLC or Stargen II LLC, except to the extent of his economic interest in shares owned by Genstar Capital LLC or Stargen II LLC.
(14) Includes 76,446 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 18, 2003.
(15) Includes (i) 386,778 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 18, 2003; (ii) 1,287,000 shares of common stock reserved for issuance upon the exercise of warrants and
       (iii) includes 2,151,922 shares of common stock owned.

EQUITY PLAN COMPENSATION INFORMATION

The Equity Plan Compensation Information identified in Part II, Item 5 above is incorporated into this Part III, Item 12 by this reference.

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

We entered into a Securities Purchase Agreement, effective as of August 9, 2000, with Genstar Capital Partners II, L.P. Genstar agreed to purchase from us 300,000 shares of our common stock at $15.00 per share. Genstar subsequently assigned its right to purchase 30,000 of these shares to Jean-Pierre L. Conte and 3,333 of the shares to Robert Weltman. Both Mr. Conte and Mr. Weltman currently serve on our Board of Directors. Genstar assigned its right to purchase an additional 33,334 of these shares to certain other individuals affiliated with Genstar. We also entered into a Securities Purchase Agreement, effective as of August 9, 2000, with Russell D. Hays, former President, and Chief Executive Officer of the Company pursuant to which Mr. Hays agreed to purchase 40,000 shares of the our common stock at $15.00 per share. We also entered into a Securities Purchase Agreement, effective as of September 5, 2000, with George Uveges, former Chief Operating Officer of the Company pursuant to which Mr. Uveges agreed to purchase 11,428 shares of the our common stock at $21.875 per share. The closing of each of these transactions occurred on September 28, 2000.

ITEM 14.   CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, members of the Company's management, including the Company's President and Chief Executive Officer, Len Hendrickson, and Chief Financial Officer, Charles Best, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Hendrickson and Mr. Best believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls, known to Mr. Hendrickson or Mr. Best, after the date of the most recent evaluation.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) The financial statements listed below are included as part of this report:

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 2002 and 2001

    Consolidated Statements of Operations for the Years ended December 31, 2002, 2001, and 2000

    Consolidated  Statements of Stockholders'  Equity and  Comprehensive  Income
    (Loss) for the Years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001, and 2000

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

   (b) Reports on Form 8-K:

         Current Report on Form 8-K dated October 21, 2002, reporting Item 5 and filed with the Securities and Exchange Commission on October 22, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BioSource International, Inc

         Date:  March 27, 2003         By:      /s/  Charles C. Best
                                                --------------------------------
                                                Charles C. Best
                                                Chief Financial Officer

         Date:  March 27, 2003         By:      /s/  Leonard M. Hendrickson
                                                --------------------------------
                                                Leonard M. Hendrickson
                                                President and Chief Executive
                                                Officer


                                POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Leonard Hendrickson and Charles Best, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

           SIGNATURE                         TITLE                     DATE
           ---------                         -----                     ----

/S/  LEONARD M. HENDRICKSON       President, Chief Executive      March 27, 2002
------------------------------    Officer and Director
     Leonard M. Hendrickson

/S/  DAVID J. MOFFA, PH.D.        Director                        March 27, 2003
------------------------------
     David J. Moffa, Ph.D.

/S/  JOHN R. OVERTURF, JR.        Director                        March 27, 2003
------------------------------
     John R. Overturf, Jr.

/S/  ROBERT D. WEIST              Director                        March 27, 2003
------------------------------
     Robert D. Weist

/S/  JEAN-PIERRE L. CONTE         Director                        March 27, 2003
------------------------------
     Jean-Pierre L. Conte

/S/  ROBERT J. WELTMAN            Director                        March 27, 2003
------------------------------
     Robert J. Weltman

/S/  JOHN L. ZABRISKIE PH. D.     Director                        March 27, 2003
------------------------------
     John L. Zabriskie Ph.D

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Leonard M. Hendrickson certify that:

         1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                            /s/ Leonard M. Hendrickson
                                                --------------------------
                                                   Leonard M. Hendrickson
                                                   President and
                                                   Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Charles C. Best certify that:

         1. I have reviewed this annual report on Form 10-K for the year ended December 31, 2002;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                            /s/ CHARLES C. BEST
                                                --------------------------------
                                                   Charles C. Best
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX
               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------         --------------------------------------------------------------

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

    4.13 Warrant to Purchase Common Stock of Registrant issued to Stargen II LLC on February 15, 2000 (12)

   10.1           Registrant's 1993 Stock Incentive Plan (4)

   10.2 Licensing Agreement dated May 1, 1990, by and between TAGO, Inc., as licensee, and St. Jude's Children's Hospital, as licenser (1)

   10.3 License Agreement dated February 14, 1991, by and between Registrant and Schering Corporation (1)

   10.4 License Agreement dated October 1, 1993, by and between Registrant, as licensee, and Schering Corporation, as licensor
                  (2)

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, CONTINUED

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------         --------------------------------------------------------------

   10.5 Separation and Consulting Agreement between Registrant and James H. Chamberlain dated September 19, 2000 (15)

   10.6 License Agreement dated February 7, 1994, by and between Registrant, as licensee and Fundacio Clinic (4)

   10.7           Form of Indemnification  Agreement for Directors and Executive
                  Officers (6)

   10.8 List of Indemnities relating to Form of Indemnification Agreement previously filed as Exhibit 10 (16)

   10.9           Registrant's Employee Stock Purchase Plan (7)

   10.10 Securities Purchase Agreement dated January 10, 2000, by and among Registrant, Genstar Capital Partners II, L. P. and Stargen II LLC (15)

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

   10.14 Securities Purchase Agreement, effective as of September 5, 2000, between the Registrant and George Uveges (13)

   10.15 Letter agreement regarding employment, dated August 2, 2000, between Registrant and Russell D. Hays (15)

   10.16          Amendment  to letter  agreement  regarding  employment,  dated
                  September  18, 2000,  between  Registrant  and Russell D. Hays
                  (15)

   10.17 Letter agreement regarding employment, dated August 18, 2000 between Registrant and George Uveges (15)

   10.18 Amendment to letter agreement regarding employment, dated September 18, 2000, between Registrant and George Uveges (15)

   10.19          Registrant's 2000 Non-Qualified Stock Option Plan (14)

   10.20 Lease Agreement for 542 Flynn Road, dated March 7, 2000, between Registrant and Lincoln Ventura Technology Center (15)

   10.21          Executive  Employment Agreement between Registrant and Leonard
                  M. Hendrickson, dated September 24, 2001 (16)

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, CONTINUED

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------         --------------------------------------------------------------

   21             Subsidiaries of the Company:
                                                             STATE/COUNTRY OF
                  NAME                                        INCORPORATION
                  ----                                        -------------

                  Keystone Laboratories, Inc.................California
                  BioSource V.I. FSC., LTD...................U.S. Virgin Islands
                  BioSource Europe S.A.......................Belgium
                  BioSource B.V..............................Holland
                  BioSource GmbH.............................Germany
                  BioSource U.K., Ltd........................U.K.
                  Quality Controlled Biochemicals, Inc.......Massachusetts
                  Javelle, Inc...............................Massachusetts

   23.1           Consent of KPMG LLP, Independent Public Accountants

   99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------

 (1) Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 22, 1992, as amended.
 (2) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1992.
 (3) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1993.
 (4) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1994.
 (5) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1995.
 (6) Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC No. 333-3336) as filed with the Securities and Exchange Commission on May 31, 1996, as amended.
 (7) Incorporated by reference to the Company's Registration Statement on Form S-8 (SEC No. 33-91838) as filed with the Securities and Exchange Commission on May 4, 1995.
 (8) Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 19, 1999.
 (9) Incorporated by reference to the Company's Current Report on Form 8-A filed with the Securities and Exchange Commission on March 1, 1999.
(10) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
(11) Incorporated by reference to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 16, 2000.
(12) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 22, 2000.
(13) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2000, and as amended on October 31, 2000.
(14) Incorporated by reference to the Company's definitive proxy statement as filed with the Securities and Exchange Commission on May 16, 2000.
(15) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.
(16) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2001.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



                                                                           PAGE
                                                                           ----

Independent Auditors' Report.............................................   F-2

Consolidated Balance Sheets at December 31, 2002 and
December 31, 2001........................................................   F-3

Consolidated Statements of Operations for the years
ended December 31, 2002, 2001 and 2000...................................   F-4

Consolidated Statements of Stockholders' Equity and
Comprehensive Income (Loss) for the years ended
December 31, 2002, 2001 and 2000.........................................   F-5

Consolidated Statements of Cash Flows for the years
ended December 31, 2002, 2001 and 2000...................................   F-6

Notes to Consolidated Financial Statements as of
December 31, 2002 and 2001 and for the years
ended December 31, 2002, 2001 and 2000 ..................................   F-7

Financial Statement Schedule--Valuation and Qualifying Accounts..........   F-24

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSource International, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As explained in Note 1 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for the impairment of goodwill and other intangibles.


                                                 /S/ KPMG LLP

Los Angeles, California
February 14, 2003

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except for per share data)

                                                              DECEMBER 31,
                                                           2002          2001
                                                         --------      --------

         ASSETS
Current assets:
   Cash and cash equivalents .......................     $  5,941      $  9,471
   Accounts receivable, less allowance for
     doubtful accounts of $261 at December
     31, 2002 and 2001 .............................        6,157         6,184
   Inventories, net (note 2) .......................        8,880         7,184
   Prepaid expenses and other current assets .......          538           540
   Deferred income taxes (note 9) ..................        1,873         1,584
                                                         --------      --------
         Total current assets ......................       23,389        24,963

Property and equipment, net (note 3) ...............        7,398         5,408
Intangible assets net of accumulated
   amortization of $2,502 at December 31,
   2002 and $1,861 at December 31, 2001
   (notes 1 and 4)..................................        6,076         6,717
Goodwill, net of accumulated amortization of
   $1,517 at December 31, 2001 (notes 1 and 4) .....          307         4,936
Other assets .......................................          526           491
Deferred tax assets  (note 9) ......................        8,810         7,326
                                                         --------      --------
                                                         $ 46,506      $ 49,841
                                                         ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................     $  3,115      $  2,416
   Accrued expenses ................................        2,910         2,707
   Deferred revenue ................................          427           404
   Income tax payable ..............................          341           436
                                                         --------      --------
         Total current liabilities .................        6,793         5,963
Commitments and contingencies (note 12)

Stockholders' equity:
Common stock, $.001 par value. Authorized
   20,000,000 shares: issued and outstanding
   9,676,931 shares at December 30, 2002;
   issued 10,449,817 shares and outstanding
   10,353,817 shares at December 31, 2001 ..........           10            10
Additional paid-in capital .........................       44,500        48,761
Accumulated deficit ................................       (3,382)       (2,330)
Accumulated other comprehensive loss ...............       (1,415)       (2,563)
                                                         --------      --------
         Net stockholders' equity ..................       39,713        43,878
                                                         --------      --------
                                                         $ 46,506      $ 49,841
                                                         ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  (Amounts in thousands, except per share data)


                                               2002         2001         2000
                                             --------     --------     --------

Net sales ...............................    $ 40,055     $ 35,175     $ 32,210
Cost of sales ...........................      17,689       15,540       13,600
                                             --------     --------     --------
   Gross profit .........................      22,366       19,635       18,610

Operating expenses:
   Research and development .............       6,187        3,986        3,575
   Sales and marketing ..................       8,339        7,395        5,682
   General and administrative ...........       5,916        6,945        9,071
   Amortization of intangibles ..........         641        1,098        1,093
                                             --------     --------     --------
     Total operating expenses ...........      21,083       19,424       19,421
                                             --------     --------     --------
Operating income (loss) .................       1,283          211         (811)

Interest income .........................         113          376          266
Interest expense ........................           0           (2)        (302)
Other income, net .......................          10           86          108
                                             --------     --------     --------
Income (loss) before income tax
   expense (benefit) ....................       1,406          671         (739)
Income tax expense (benefit) ............          11          (70)        (573)
                                             --------     --------     --------
     Income (loss) before redeemable
       preferred stock dividend and
       beneficial conversion ............       1,395          741         (166)
Redeemable preferred stock dividend
   and accretion of beneficial
   conversion ...........................        --           --         (3,853)
                                             --------     --------     --------
     Income (loss) before cumulative
       effect of accounting change ......       1,395          741       (4,019)
Cumulative effect of accounting
   change (net of applicable income
   taxes of $1,500) .....................      (2,447)        --           --
                                             --------     --------     --------
Net income (loss) available to
   common stockholders ..................    $ (1,052)         741       (4,019)
                                             ========     ========     ========

Income (loss) per share before
   accounting change:
   Basic ................................    $   0.14         0.07        (0.47)
                                             ========     ========     ========
   Diluted ..............................    $   0.14         0.07        (0.47)
                                             ========     ========     ========

Net income (loss) per share:
   Basic ................................    $  (0.11)        0.07        (0.47)
                                             ========     ========     ========
   Diluted ..............................    $  (0.10)        0.07        (0.47)
                                             ========     ========     ========

Shares used to compute per share
   amounts:
   Basic ................................       9,787       10,398        8,584
                                             ========     ========     ========
   Diluted ..............................      10,189       10,965        8,584
                                             ========     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (Amounts in thousands)

                                                                                   Retained                               Compre-
                                                 Common stock       Additional     earnings    Accumulated     Net        hensive
                                           Number of                  paid-in    (accumulated  comprehen-  stockholders'  income
                                             Shares       Amount      capital      deficit)     sive loss     equity      (loss)
                                           --------------------------------------------------------------------------------------

Balance at December 31, 1999                 7,426        $   7      $22,026      $   948      $ (1,559)    $21,422

Stock compensation                                                       946                                    946
Issuance of common stock                       351           --        5,318           --            --       5,318
Exercise of stock options                      827            1        2,952           --            --       2,953
Exercise of Warrants                           165            0          750           --            --         750
Sale of treasury stock                           1           --            8           --            --           8
Conversion of preferred stock                1,557            2        9,431           --            --       9,433
Issuance of warrants and beneficial
   conversion feature of redeemable
   preferred stock                                                     2,836           --            --       2,836
Accretion of the redeemable preferred
   stock to its redemption value                                                   (3,853)           --      (3,853)
Income tax benefit from exercise of
   stock options                                --           --        5,037           --            --       5,037
Net loss                                        --           --           --         (166)                     (166)      $  (166)
Foreign currency translation adjustments        --           --           --           --          (638)       (638)         (638)
                                                                                                                          -------
Total comprehensive loss                                                                                         --       $  (804)
                                          -------------------------------------------------------------------------       =======
Balance at December 31, 2000                10,327        $  10      $49,304      $(3,071)     $ (2,197)    $44,046
                                          -------------------------------------------------------------------------

Exercise of stock options                      123            0          308           --            --         308
Purchase of treasury stock                     (96)                     (668)          --            --        (668)
Stock option compensation charge                             --         (388)          --            --        (388)
Income tax benefit from exercise of stock
   options                                                   --          205           --            --         205
Net income                                                                            741                       741       $   741
Foreign currency translation adjustments                     --           --           --          (366)       (366)         (366)
                                                                                                                          -------
Total comprehensive income                                                                                       --       $   375
                                          -------------------------------------------------------------------------       =======
Balance at December 31, 2001                10,354        $  10      $48,761      $(2,330)     $ (2,563)    $43,878
                                            -----------------------------------------------------------------------

Exercise of stock options                      105           --          291           --            --         291
Purchase of treasury stock                    (782)          --       (4,608)          --            --      (4,608)
Income tax benefit from exercise of stock                                                                        --
   options                                                   --           56           --            --          56
Net loss                                                                           (1,052)                   (1,052)      $(1,052)
Foreign currency translation adjustments                     --           --           --         1,148       1,148         1,148
                                                                                                                          -------
Total comprehensive income                                                                                       --       $    96
                                          -------------------------------------------------------------------------       =======
Balance at December 31, 2002                 9,677        $  10      $44,500      $(3,382)     $ (1,415)    $39,713
                                          -------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (Amounts in thousands)

                                                    2002       2001       2000
                                                  -------    -------    -------
Cash flows from operating activities:
      Net income (loss) .......................   $(1,052)       741       (166)
      Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
           Depreciation and amortization ......     2,324      2,431      2,156
           Loss on sale of property and
              equipment .......................      --         --           99
           Stock compensation .................      --         (388)       946
           Write-down of inventory ............      --         --          424
           Income tax benefit from the
              exercise of stock options .......        56        205      5,037
           Cumulative effect of accounting
              change ..........................     4,629       --         --
      Changes in assets and liabilities
           Accounts receivable ................       505       (753)      (610)
           Inventories ........................    (1,011)      (654)    (1,145)
           Prepaid expenses and other
              current assets ..................         9        716       (684)
           Deferred income taxes ..............    (1,774)       (31)    (4,813)
           Other assets .......................       (35)       245        340
           Accounts payable ...................       522       (748)     1,229
           Accrued expenses ...................       (63)        12        872
           Deferred income ....................        23         90        (55)
           Income taxes payable ...............      (384)       199       (207)
                                                  -------    -------    -------
             Net cash provided by operating
                activities ....................     3,749      2,065      3,423
                                                  -------    -------    -------
Cash flows from investing activities:
      Purchase of property and equipment ......    (3,481)    (2,559)    (2,152)
      Proceeds from sales of property and
         equipment ............................      --         --        1,926
                                                  -------    -------    -------
           Net cash used in investing
              activities ......................    (3,481)    (2,559)      (226)
                                                  -------    -------    -------
Cash flows from financing activities:
      Proceeds from the exercise of options ...       291        308      2,953
      Proceeds from the exercise of warrants ..      --         --          750
      Proceeds from the issuance of common
         stock ................................      --         --        5,319
      Proceeds from the issuance of redeemable
         preferred stock and warrants .........      --         --        8,415
      Repayments to bank ......................      --         --      (14,364)
      Payments to acquire treasury stock ......    (4,608)      (668)      --
                                                  -------    -------    -------
           Net cash provided from (used in)
              financing activities ............    (4,317)      (360)     3,073
                                                  -------    -------    -------

           Net increase (decrease) in cash
              and cash equivalents ............    (4,049)      (854)     6,270
Effect of exchange rates on cash and cash
   equivalents ................................       519       (308)      (282)

Cash and cash equivalents at beginning of
   year .......................................     9,471     10,633      4,645
                                                  -------    -------    -------

Cash and cash equivalents at end of year ......   $ 5,941      9,471     10,633
                                                  =======    =======    =======

Supplemental disclosure of cash flow
   information: Cash paid during the
   year for:
           Interest ...........................   $    44          2        345
                                                  =======    =======    =======
           Income taxes .......................   $  --         --          439
                                                  =======    =======    =======

Supplemental disclosure of non-cash
   information:
           Preferred stock accretion ..........   $  --         --        3,853
                                                  =======    =======    =======


In 2000, the conversion of redeemable preferred stock to common stock totaled $9,433.

The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001, AND 2000

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

FINANCIAL INSTRUMENTS

The carrying value of financial instruments such as cash and cash equivalents, trade receivables, and payables approximates their fair value at December 31, 2002 and 2001 due to the short-term nature of these instruments.

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

GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No.141, "Accounting For Business Combinations," and FAS No. 142, "Accounting For Goodwill and Other Intangible Assets." FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. The amortization of goodwill and intangible assets was approximately $641,000, $1,098,000, and $1,093,000, for fiscal years ended December 31, 2002, 2001, and 2000, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." The Company used the present value method for determining the fair value of its reporting units. In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001, AND 2000


representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of all of the goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") and Biofluids in December 1998. In the third quarter of 2002, the Company received cash proceeds of $800,000 in an arbitration settlement related to its 1998 acquisition of QCB. This recovery, shown net of legal fees and applicable income taxes, totals $423,000 and is shown as a cumulative effect of a change in accounting principle for the three months ended September 30, 2002. The net impairment charge for goodwill resulting from the adoption of FAS 142 for the year ended December 31, 2002 is $2,447,000 and is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change.

Prior to 2002, the Company accounted for its intangible assets under FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under FAS 121, Long-Lived assets and intangible assets are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviewed for impairment by comparing the carrying amount of the asset to future cash flows expected to be generated by the asset.

The Company reviewed its remaining goodwill for impairment in the third quarter of 2002 using FAS No. 142 and determined that the carrying value was not impaired. Accordingly, the Company continues to carry the goodwill related to its 1996 acquisition of certain assets and assumed liabilities of Medgenix Diagnostics, SA, now BioSource Europe, S.A., a wholly-owned subsidiary of the Company on its Consolidated Balance Sheets.

ADVERTISING, MARKETING AND PROMOTION COSTS

Advertising, marketing and promotion costs are expensed as incurred. These costs charged to operations for the years ended 2002, 2001 and 2000 were $2,922,000, $2,489,000, and $2,261,000, respectively.

LICENSE AGREEMENTS

License agreements primarily for the use of antibodies are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term (generally five to ten years). These costs are included with other assets in the accompanying consolidated balance sheets. Accumulated amortization at December 31, 2002 and 2001 was approximately $396,000 and $325,000, respectively.

REVENUE RECOGNITION

The Company's revenue is generated from the sale of products primarily manufactured internally. The Company does have a small amount of products that are sold on an outside equipment ("OEM") basis. The Company sells standard and custom products directly to end users and distributors and recognizes revenue upon transfer of title to the customer, which occurs upon shipment. General sales and payment terms to distributors are similar to those granted to end user customers. Certain end user customers prepay for product and request shipment of the product at future dates, primarily sera or media products. The Company records deferred revenue until such time as a product is shipped to a customer. Approximately 22% of the Company's 2002 net sales were to distributors. The Company's distribution agreements do not provide a general right of return. The amount of the Company's inventory held by distributors is not believed to be substantial.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000
INCOME TAXES

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

The Company has not provided U.S. federal or foreign withholding taxes on foreign subsidiary undistributed earnings as of December 31, 2002, because such earnings are intended to be permanently invested. It is not practicable to determine the U.S. Federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

LONG-LIVED ASSETS

It is our policy to account for long-lived assets (property, plant, equipment and intangible assets) at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, the Company has determined that its long-lived assets are not impaired as of December 31, 2002 and 2001. Effective January 1, 2002, other long-lived assets are accounted for under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," , which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The adoption of SFAS No. 144 did not have a material impact on the financial position or results from operations.

STOCK COMPENSATION

The Company accounts for stock-based compensation to employees and directors using the intrinsic value method.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


assets and the associated asset retirement costs. The adoption of SFAS No. 143 does not have a material impact on the financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken to issue a guarantee. This liability would be recorded at the inception of the guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 does not have a material impact on the financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or when the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN No. 46 will not have a material impact on the financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and trade accounts receivable. The credit risk associated with trade accounts is mitigated by a credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's foreign subsidiary, whose functional currency is Euros, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income. Foreign currency transaction gains and losses were insignificant to the operating results for each of the years in the three-year period ended December 31, 2002.


2.   INVENTORIES

     Inventories  at  December  31,  2002  and 2001 are  summarized  as  follows
(000's):


                                                     2002             2001
                                                    ------           ------
     Raw materials ......................           $2,703           $2,367
     Work in process ....................              493              304
     Finished goods .....................            5,684            4,513
                                                    ------           ------

                                                    $8,880           $7,184
                                                    ======           ======


3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2002 and 2001 are summarized as follows (000's):


                                                      2002          2001
                                                    --------      --------
     Machinery and equipment ..................     $  9,241      $  6,919
     Office furniture and equipment ...........        3,708         2,604
     Leasehold improvements ...................        1,530           907
                                                    --------      --------
                                                      14,479        10,430
     Less accumulated depreciation and
           amortization .......................       (7,081)       (5,022)
                                                    --------      --------

                                                    $  7,398      $  5,408
                                                    ========      ========


4.   GOODWILL AND INTANGIBLE ASSETS - ADOPTION OF FINANCIAL ACCOUNTING STATEMENT
     142

In  July  2001,  the  FASB  issued  FAS  No.  141,   "Accounting   For  Business
Combinations," and FAS. 142, "Accounting for Goodwill and Other Intangible Assets."

The pro forma effects of implementation of FAS 142 to prior periods would be as follows: (amounts in thousands, except per share data):

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                  For Years Ended December 31,
                                             -----------------------------------
                                                2002         2001        2000
                                             ---------     --------    --------
Reported income (loss) ..................    $  (1,052)         741      (4,019)
Add:
Impairment charge, net of tax ...........        2,477
Goodwill Amortization, net of tax .......         --            283         280
                                             ---------     --------    --------
Adjusted net income (loss) ..............        1,425        1,024      (3,739)
                                             =========     ========    ========

Basic net income (loss) per share:
   Reported income (loss) ...............    $   (0.11)        0.07       (0.47)
   Impairment charge, net of tax ........         0.25         --          --
   Goodwill Amortization, net of tax ....         --           0.03        0.03
                                             ---------     --------    --------
   Adjusted net income (loss) ...........    $    0.15         0.10       (0.44)
                                             =========     ========    ========

Diluted net income (loss) per share:
   Reported income (loss) ...............    $   (0.10)        0.07       (0.47)
   Impairment charge, net of tax ........         0.24          --          --
   Goodwill Amortization, net of tax ....         --           0.03        0.03
                                             ---------     --------    --------
   Adjusted net income (loss) ...........    $    0.14         0.09       (0.44)
                                             =========     ========    ========


Acquired Intangible assets are as follows (in thousands):

As of December 31,                         2002                     2001
------------------                  ------------------      --------------------
                                                Accumu-                  Accumu-
                                    Gross       lated        Gross       lated
                                   Carrying     Amorti-     Carrying     Amorti-
                                    Amount      zation       Amount      zation
                                    ------      ------       ------      ------
Amortized intangible assets
  Developed Technology .......      $7,656      (2,115)      $7,656      (1,574)
  Core technology ............         665        (181)         665        (137)
  Tradename ..................         257        (206)         257        (150)
                                    ------      ------       ------      ------
     Total ...................      $8,578      (2,502)      $8,578      (1,861)
                                    ======      ======       ======      ======


At December 31, 2002, estimated amortization expense was as follows (in thousands):

                            2003 .............. $606
                            2004 .............. $555
                            2005 .............. $555
                            2006 .............. $555
                            2007 .............. $555

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


The changes in the carrying amount of goodwill for the year ended December 31, 2002, is as follows (in thousands):

                                                   United States    European
                                                      Segment       Segment
                                                      -------       -------
     Balance as of December 31, 2001 ...........      $ 4,629           307
     Goodwill acquired during the year .........         --            --
     Impairment losses .........................       (4,629)         --
                                                      -------       -------
     Balance as of December 31, 2002 ...........      $  --             307
                                                      =======       =======


5.   REDEEMABLE PREFERRED STOCK

On February 15, 2000, the Company issued 371,300 shares of $0.001 par value Series B Redeemable Preferred Stock with an initial aggregate liquidation value of $9,000,300. The Series B Redeemable Preferred Stock was initially convertible into 1,485,200 shares of the Company's Common Stock at an effective price of $6.06 per share of Common Stock and entitled to dividends at an 8% annual rate. The holders received detachable warrants exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share. The Company allocated the net proceeds of $8,415,200 based on the relative fair value of the warrants ($1,840,700), the Series B Redeemable Preferred Stock ($5,579,400) and the beneficial conversion ($995,100).

On September 20, 2000, the Series B Redeemable Preferred Stock automatically converted to common stock as the last reported sales price of the Company's common stock had been above $20 for 20 consecutive days. Upon conversion, all of the originally issued redeemable preferred stock and $432,400 of redeemable preferred dividends were converted into 1,556,574 common shares at $6.06 per common share or $9,432,700. Total non-cash preferred stock dividends and effects of beneficial conversion related to the preferred stock totaling $3,853,000 were charged to net loss available to common shareholders.

6. COMMON STOCK AND TREASURY STOCK

In October 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The Board has authorized the Company to repurchase up to $5,000,000 of its common stock. The repurchases are to be made at the discretion of management and can be made at any time, as market conditions warrant. The stock repurchase program will end June 30, 2003. On July 19, 2002, the Company amended the stock repurchase program and increased its repurchase commitment by $5 million to a total of $10 million. As of December 31, 2002, the Company had repurchased 878,000 shares of common stock and incurred a cash outlay totaling $5,276,000.

On September 18, 2000, a total of 351,400 shares of common stock were issued, for cash proceeds of $5,318,700. Two former executives of the Company invested a total of $850,000 in the Company, representing 51,400 shares of common stock and a major stockholder invested an additional $4,468,700, net of expenses, into the Company for 300,000 shares of common stock. The Company recorded stock compensation expense of $557,900 as the 51,400 shares of common stock were issued for less than market value, which is included in general and administrative expense on the accompanying Consolidated Statement of Operations.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


7.   STOCK OPTIONS, PURCHASE PLANS AND WARRANTS

The Company currently has two stock option plans in place - the 1993 Stock Incentive Plan (the "1993 Plan") and the 2000 BSI non-qualified stock option Plan (the "2000 Plan"). The Company also has several stock option agreements with certain officers in effect.

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

The per share weighted average market value of stock options granted during 2002, 2001 and 2000 was $6.20, $6.00, and $20.51, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    2002       2001       2000
                                                    ----       ----       ----

     Expected dividend yield.................        0.00%      0.00%      0.00%
     Risk-free interest rate.................        3.82%      4.50%      4.76%
     Expected volatility.....................      106.42%     89.87%    100.00%
     Expected option life (years)............        5.18       4.81       8.10


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

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


                                             2002          2001         2000
                                         ----------    ---------    ---------
                                                     (in thousands,
                                                except per share data)

Net income (loss) available to common
stockholders:
    As reported ......................   $   (1,052)   $     741    $  (4,019)

        Add/deduct: Total stock-based
        employee compensation expense
        determined under intrinsic
        value based method for all
        awards, net of tax effects ...         --           (233)         233

        Deduct: Total stock-based
        employee compensation expense
        determined under fair value
        based method for all awards,
        net of tax effects ...........       (2,458)      (2,764)      (3,434)
                                         ----------    ---------    ---------

    Pro forma net loss available
        to common stockholders .......   $   (3,510)   $  (2,256)   $  (7,220)
                                         ==========    =========    =========


Net income (loss) per share available
    to common stockholders:
        Basic - as reported ..........   $    (0.11)   $    0.07    $   (0.47)
                                         ==========    =========    =========

        Basic - pro forma ............   $    (0.36)   $   (0.22)   $   (0.84)
                                         ==========    =========    =========

        Diluted - as reported ........   $    (0.10)   $    0.07    $   (0.47)
                                         ==========    =========    =========

        Diluted - pro forma ..........   $    (0.36)   $   (0.22)   $   (0.84)
                                         ==========    =========    =========


Pro  forma  net  income  (loss)  available  to  common   stockholders   reflects
compensation expense related to the vested portion of options granted during the periods October 1997 through December 2002.

To the extent that BioSource derives a tax benefit from options exercised by employees, such benefit is credited to additional paid-in capital. Tax benefits recognized totaling $56,000, $205,000, and $5,037,000 were credited to additional paid-in capital in fiscal 2002, 2001 and 2000, respectively.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


The following summarizes the stock option transactions under the 1993 Plan and the 2000 Plan during the periods presented:
                                                                     WEIGHTED
                                                                     AVERAGE
                                                   SHARES         EXERCISE PRICE
                                                   ------         --------------

Options outstanding at December 31, 1999.....     1,516,425          $   3.54
Options granted..............................     1,338,198             16.19
Options exercised............................      (702,100)             3.55
Options canceled.............................       (87,700)             5.89
                                                -----------          --------

Options outstanding at December 31, 2000.....     2,064,823             12.67
Options granted..............................       904,647              7.84
Options exercised............................       (36,952)             2.50
Options canceled.............................      (885,166)            17.55
                                                -----------          --------

Options outstanding at December 31, 2001.....     2,047,352              8.74

Options granted..............................       388,300              6.20
Options exercised............................       (76,514)             3.10
Options canceled.............................      (516,063)            13.18
                                                -----------          --------

Options outstanding at December 31, 2002.....     1,843,075          $   7.20
                                                ===========          ========


At December 31, 2002, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:


                 Weighted         Weighted       Number of     Number of
                 Average          Average         Options       Options
                 Exercise         Life of       Outstanding    Currently
                  Price           Option                       Exercisable
             -------------------------------------------------------------

              $1.37 - $3.10         4.90           290,246        289,221
              $3.11 - $6.20         7.70           570,841        288,412
              $6.21 - $9.30         8.10           524,144        197,816
              $9.31 - $15.50        8.00           279,958        128,527
             $15.51 - $31.00        7.70           177,886        103,625
                                 ---------      -----------    -----------
Total                               7.50         1,843,075      1,007,601
                                 =========      ===========    ===========

At December 31, 2002, 2001 and 2000, the number of options exercisable was 1,007,601, 777,836, and 621,015, respectively, and the weighted average exercise price of those options was $6.47, $6.41, and $4.06, respectively.

In 2000, under the 2000 Plan, two former officers of the Company received stock options at an exercise price less than fair value. The Company incurred a total stock option compensation expense of $388,000 in 2000. Additionally, in 2000 the Company recorded stock compensation expense of $558,000 for 51,400 shares of common stock issued to two former executives of the Company, for less than fair market value. Upon termination of the former officers in May 2001, the Company recognized a related expense reduction of $388,000 in the second quarter of 2001, as the former officers were terminated prior to their stock options vesting.

The Company has several stock option agreements with certain officers that are outside the 1993 and the 2000 Plan. The outstanding agreements expire from May 2003 through October 2011.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


The following summarizes transactions outside the option plan during the periods presented:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                   SHARES         EXERCISE PRICE
                                                   ------         --------------

Options outstanding at December 31, 1999.....      502,500          $   3.13
Options granted..............................           --                --
Options exercised............................     (145,834)             3.91
Options canceled.............................      (66,666)             2.81
                                               -----------          --------

Options outstanding at December 31, 2000.....      290,000              2.89
Options granted..............................      280,000              5.19
Options exercised............................      (64,000)             2.61
Options canceled.............................           --                --
                                               -----------          --------

Options outstanding at December 31, 2001.....      506,000          $   4.19

Options granted..............................           --                --
Options exercised............................       28,600              2.00
Options canceled.............................           --               --
                                               -----------          -------

Options outstanding at December 31, 2002.....      477,400          $   4.33
                                               ===========          ========


At December 31, 2002, the range of exercise prices and weighted average remaining contractual life of outstanding options under certain agreements were as follows:

                Weighted          Weighted       Number of     Number of
                 Average          Average         Options       Options
                Exercise          Life of       Outstanding    Currently
                 Price            Option                       Exercisable
             -------------------------------------------------------------

             $0.00 - $1.50          2.10            62,800         62,800
             $1.51 - $3.00          0.40            71,600         71,600
             $3.01 - $6.44          7.70           343,000        144,666
                                  --------       ----------    -----------
Total                               5.90           477,400        279,066
                                  ========       ==========    ===========


At December 31, 2002, 2001 and 2000, the number of exercisable options was 279,066, 226,000, and 290,000, respectively, and the weighted average exercise price of those options was $3.72, $2.97, and $2.89, respectively.

During  2002,  2001 and 2000,  105,114,  100,952,  and  847,934  stock  options, respectively were exercised for proceeds totaling $291,000, $308,000, and $2,952,000 of cash received by the company.

During 2000, a total of 218,100 warrants were exercised for $750,000 and converted into 165,400 common shares.

Effective April 7, 1995, the Company adopted an Employee Stock Purchase Plan to provide substantially all full-time employees, excluding officers, an opportunity to purchase shares of its common stock through payroll deductions. In addition, the Company provides a matching contribution equal to 50% of the participant's contribution. All contributions are invested in the Company's common stock, which is purchased on the open

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


market at prevailing market prices. Participants have a fully vested interest in the shares purchased with payroll deductions and become fully vested in the shares purchased with Company matching contributions after two years. The Company's matching expense for the years ended December 31, 2002, 2001 and 2000 was approximately $24,000, $19,000, and $20,000, respectively.

In connection with the issuance of Series B Redeemable Preferred Stock (see Note
6), 1,287,000 detachable stock purchase warrants were granted. The warrants have a term of up to five years from date of issuance and are exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share.

8.   STOCKHOLDER RIGHTS PLAN

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

9.   INCOME TAXES

Income (loss) before income taxes (benefit) for 2002, 2001 and 2000 were from the following sources (000's):

                                2002                  2001                 2000
                         -----------           -----------           ----------

     Domestic            $       723           $    (1,203)          $   (1,994)
     Foreign                     683                 1,874                1,255
                         -----------           -----------           ----------
                         $     1,406           $       671           $     (739)
                         ===========           ===========           ==========

Income tax expense (benefit) is summarized as follows (000's):

                                2002                  2001                 2000
                         -----------           -----------           ----------
Current:
     Federal             $      (440)          $        95            $   3,524
     State and local             401                    42                  780
     Foreign                     552                    71                   55
                         -----------           -----------           ----------
                         $       513                   208                4,359
                         -----------           -----------           ----------
Deferred:
     Federal                     307                   (70)              (3,866)
     State and local            (549)                 (350)              (1,114)
     Foreign                    (260)                  142                   48
                         -----------           -----------           ----------
                                (502)                 (278)              (4,932)
                         -----------           -----------           ----------
                         $        11           $       (70)          $     (573)
                         ===========           ===========           ==========

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


The primary components of temporary differences which give rise to deferred taxes at December 31, 2002 and 2001 are (000's):

                                                          2002             2001
                                                      ---------        ---------

   Deferred tax assets:
     Reserves for inventory.........................  $   1,517        $   1,208
     Purchased in-process technology/goodwill.......      3,046            1,472
     Net operating loss carryforwards...............      4,290            4,746
     Allowance for doubtful accounts................         89               68
     Accrual for severance..........................          0               99
     R & D and AMT credit carryforwards.............      1,570            1,188
     Other..........................................        336              211
                                                      ---------        ---------

   Total deferred tax assets........................     10,848            8,992
   Deferred tax liability
     Depreciation...................................        165               82
                                                      ---------        ---------

         Net deferred tax assets....................  $  10,683        $   8,910
                                                      =========        =========


Management has reviewed the recoverability of deferred income tax assets and has determined that it is more likely than not that the deferred tax assets will be fully realized through future taxable earnings.

Actual income tax expense (benefit) differs from that obtained by applying the Federal income tax rate of 34% to income (loss) before income taxes (benefits) as follows (000's):

                                                     2002       2001       2000
                                                    -----      -----      -----

Computed "expected" tax expense (benefit) .....     $ 478      $ 228      $(251)
Nondeductible items ...........................        24       --         --
State taxes (net of Federal benefit) ..........       (98)        21        (34)
Tax credits ...................................      (213)      (338)      (437)
Extraterritorial Income Exclusion .............      (244)      --         --
Effect of foreign operations ..................        50        (18)        66
Other .........................................        14         37         83
                                                    -----      -----      -----

       Total ..................................     $  11      $ (70)     $(573)
                                                    =====      =====      =====


The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries since the Company intends to reinvest indefinitely its earnings in such subsidiaries. It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

As of December 31, 2002, the Company has a net operating loss (NOL) carryforward of approximately $8,932,000 and $11,714,400 for Federal and State income tax purposes, respectively. The federal NOL's are available to offset future taxable income, if any, through 2020 to 2021. The state NOL's are available to offset future taxable income, if any, through 2006 to 2021.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


10.  401(K) BENEFIT PLAN

The Company has a 401(k) profit sharing plan, which covers substantially all domestic employees of the Company. Plan participants may make voluntary contributions up to 20% of their earnings up to the statutory limitation. The Company's contribution is $0.25 for each $1.00 contributed by employees up to the first $2,000. Company contributions have no vesting period. The Company's contributions were $67,000, $57,000, $55,000 in 2002, 2001 and 2000, respectively.

11.  BUSINESS SEGMENTS

BioSource primarily operates in one industry segment; the licensing, development, manufacture, marketing and distribution of biological reagents and test kits used in biomedical research.. The Company's customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of our sales.

Our accounting policies for the segments below are the same as those described in the summary of significant accounting policies, except that we are only able to track net sales for the geographic "Sales-to" segments. The Company evaluates performance for the "Sales-from" segments on net revenues and profit or loss from operations. The Company's reportable segments are strategic business units that offer geographic product availability. They are managed separately because each business requires different marketing and distribution strategies. Business segment information is summarized as follows (000's):


                                               2002         2001         2000
                                             --------     --------     --------
SALES - FROM SEGMENTS:
Net sales to external customers from:
     United States:
         Domestic .......................    $ 23,574     $ 21,027     $ 18,843
         Export .........................       4,082        4,623        4,303
                                             --------     --------     --------
                Total United States .....      27,656       25,650       23,146
     Europe .............................      12,399        9,525        9,064
                                             --------     --------     --------
                Consolidated ............    $ 40,055     $ 35,175     $ 32,210
                                             ========     ========     ========

Operating income (loss):
     United States ......................    $ (1,250)    $ (1,970)    $ (2,204)
     Europe .............................       2,533        2,181        1,393
                                             --------     --------     --------
                Consolidated ............    $  1,283     $    211     $   (811)
                                             ========     ========     ========

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


                                              2002         2001         2000
                                             --------     --------     --------
SALES - TO SEGMENTS:
Net sales to external customers in:
     United States ......................    $ 23,574     $ 21,027     $ 18,843
     Europe .............................      10,940        8,846        8,180
     Japan ..............................       3,319        3,085        3,203
     Other ..............................       2,222        2,217        1,984
                                             --------     --------     --------
                Consolidated ............    $ 40,055     $ 35,175     $ 32,210
                                             ========     ========     ========

SALES - BY PRODUCT GROUP
Net sales by product group:
     Biological reagents ................    $ 20,944     $ 19,360     $ 17,169
     Test kits ..........................      19,111       15,815       15,041
                                             --------     --------     --------
                                             $ 40,055     $ 35,175     $ 32,210
                                             ========     ========     ========

IDENTIFIABLE ASSETS AT END OF YEAR:
     United States ......................    $ 36,263     $ 42,420
     Europe .............................      10,243        7,421
                                             --------     --------
                Consolidated ............    $ 46,506     $ 49,841
                                             ========     ========

NET INTEREST EXPENSE (INCOME):
     United States ......................    $    (92)    $   (363)    $     58
     Europe .............................         (21)         (11)         (22)
                                             --------     --------     --------
                Consolidated ............    $   (113)    $   (374)    $     36
                                             ========     ========     ========

DEPRECIATION AND AMORTIZATION:
     United States ......................    $  2,028     $  2,145     $  1,785
     Europe .............................         296          286          371
                                             --------     --------     --------
                Consolidated ............    $  2,324     $  2,431     $  2,156
                                             ========     ========     ========

CAPITAL EXPENDITURES:
     United States ......................    $  3,132     $  2,106     $  1,913
     Europe .............................         349          453          239
                                             --------     --------     --------
                Consolidated ............    $  3,481     $  2,559     $  2,152
                                             ========     ========     ========


12.  COMMITMENTS AND CONTINGENCIES

At December 31, 2002, future minimum payments under the Company's non-cancelable leases are as follows (in thousands):

     2003........................................  $   1,440
     2004........................................      1,340
     2005........................................      1,048
     2006........................................        579
     2007........................................         53
     Thereafter..................................         --
                                                   ---------

                                                   $   4,460
                                                   =========

Rent expense for 2002 totaled $1,412,000.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


On June 14, 2000, one of our former employees, Jordan Fishman, Ph.D., filed a legal action against us in the United States Central District Court of California alleging breach of Dr. Fishman's Employment Agreement and a number of other causes of action. BioSource filed a counter claim against Dr. Fishman, and a number of pre-trial motions, the result of which was that only the breach of contract claim and BioSource's counter claim remained for trial. On January 14, 2002, shortly before the scheduled trial date, plaintiff agreed to settle the case and the DiSorbo Lawsuit discussed below for $275,000, which was expensed in 2001.

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

In June 2000, the former shareholders of QCB commenced a AAA arbitration proceeding against the Company seeking the recovery of escrowed funds from the purchase of QCB that were withheld from the purchase price paid by the Company as security for claims that might be discovered after closing. The Company filed a counterclaim against the former shareholders of QCB, including Dr. Fishman, in the arbitration to recover damages. Management believes we suffered in connection with inaccuracies in, and/or breaches of the representations and warranties contained in, the original Stock Purchase Agreement for QCB executed on December 9, 1998. In our counterclaim, we sought to recover $1,347,000 of escrowed funds. On July 2, 2002, we settled the arbitration and all related claims against the former shareholders of QCB and Dr. Fishman in consideration of the payment to us of $800,000 from the escrowed funds. The remaining funds held in escrow were released to the former shareholders of QCB. This settlement is considered to be a reduction of the goodwill originally recorded in the acquisition of QCB. That goodwill was written off as a cumulative effect of accounting change in the adoption of FASB Statement No. 142 during the first quarter of 2002. The settlement was accounted for as an adjustment to the cumulative effect of accounting change during the third quarter of 2002.

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

The reconciliation of basic to diluted weighted average shares is as follows:

                                                     Year ended December 31,
                                                  2002        2001       2000
                                                --------    --------   --------

Net income (loss) available to common
     stockholders used for basic and
     diluted income (loss) per share ........   $ (1,052)   $    741   $ (4,019)
                                                ========    ========   ========

Weighted average shares used in basic
     computation ............................      9,787      10,398      8,584
Dilutive stock options and warrants .........        402         567       --
                                                --------    --------   --------

Weighted average shares used for diluted
     computation ............................     10,189      10,965      8,584
                                                ========    ========   ========

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2002, 2001 AND 2000


Options to purchase 1,040,125, 793,332, and 90,003 shares of common stock at prices ranging from $6.08 to $31.00, $8.00 to $31.00, and $17.13 to $27.38 were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,190,469 shares of common stock at prices ranging from of $1.37 to $12.18 per share were outstanding during 2000 but were not included in the computation of diluted loss per share because the options were antidilutive, as the Company incurred a net loss for that year.

Warrants to purchase 1,287,000 shares at an exercise price of $7.77 per share were outstanding as of December 31, 2002 and 2000 but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000




                            Balance at     Provision    Deductions    Balance at
                             Beginning      Charged      Accounts       End of
                              of Year      to Income   Written Off       Year
                              -------      ---------   -----------       ----
                                                   (000's)
2000-allowance for
   doubtful accounts........  $  328          139          324            143

2001-allowance for
   doubtful accounts........  $  143          125            7            261

2002-allowance for
   doubtful accounts........  $  261          140          140            261




See accompanying independent auditors' report.

                                 EXHIBIT INDEX
               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------         --------------------------------------------------------------

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

    4.13 Warrant to Purchase Common Stock of Registrant issued to Stargen II LLC on February 15, 2000 (12)

   10.1           Registrant's 1993 Stock Incentive Plan (4)

   10.2 Licensing Agreement dated May 1, 1990, by and between TAGO, Inc., as licensee, and St. Jude's Children's Hospital, as licenser (1)

   10.3 License Agreement dated February 14, 1991, by and between Registrant and Schering Corporation (1)

   10.4 License Agreement dated October 1, 1993, by and between Registrant, as licensee, and Schering Corporation, as licensor
                  (2)

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, CONTINUED

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------         --------------------------------------------------------------

   10.5 Separation and Consulting Agreement between Registrant and James H. Chamberlain dated September 19, 2000 (15)

   10.6 License Agreement dated February 7, 1994, by and between Registrant, as licensee and Fundacio Clinic (4)

   10.7           Form of Indemnification  Agreement for Directors and Executive
                  Officers (6)

   10.8 List of Indemnities relating to Form of Indemnification Agreement previously filed as Exhibit 10 (16)

   10.9           Registrant's Employee Stock Purchase Plan (7)

   10.10 Securities Purchase Agreement dated January 10, 2000, by and among Registrant, Genstar Capital Partners II, L. P. and Stargen II LLC (15)

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

   10.14 Securities Purchase Agreement, effective as of September 5, 2000, between the Registrant and George Uveges (13)

   10.15 Letter agreement regarding employment, dated August 2, 2000, between Registrant and Russell D. Hays (15)

   10.16          Amendment  to letter  agreement  regarding  employment,  dated
                  September  18, 2000,  between  Registrant  and Russell D. Hays
                  (15)

   10.17 Letter agreement regarding employment, dated August 18, 2000 between Registrant and George Uveges (15)

   10.18 Amendment to letter agreement regarding employment, dated September 18, 2000, between Registrant and George Uveges (15)

   10.19          Registrant's 2000 Non-Qualified Stock Option Plan (14)

   10.20 Lease Agreement for 542 Flynn Road, dated March 7, 2000, between Registrant and Lincoln Ventura Technology Center (15)

   10.21          Executive  Employment Agreement between Registrant and Leonard
                  M. Hendrickson, dated September 24, 2001 (16)

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, CONTINUED

  EXHIBIT
  NUMBER                                   DESCRIPTION
  -------         --------------------------------------------------------------

   21             Subsidiaries of the Company:
                                                             STATE/COUNTRY OF
                  NAME                                        INCORPORATION
                  ----                                        -------------

                  Keystone Laboratories, Inc.................California
                  BioSource V.I. FSC., LTD...................U.S. Virgin Islands
                  BioSource Europe S.A.......................Belgium
                  BioSource B.V..............................Holland
                  BioSource GmbH.............................Germany
                  BioSource U.K., Ltd........................U.K.
                  Quality Controlled Biochemicals, Inc.......Massachusetts
                  Javelle, Inc...............................Massachusetts

   23.1           Consent of KPMG LLP, Independent Public Accountants

   99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------

 (1) Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 22, 1992, as amended.
 (2) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1992.
 (3) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1993.
 (4) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1994.
 (5) Incorporated by reference to the Company's Form 10KSB for the year ended December 31, 1995.
 (6) Incorporated by reference to the Company's Registration Statement on Form SB-2 (SEC No. 333-3336) as filed with the Securities and Exchange Commission on May 31, 1996, as amended.
 (7) Incorporated by reference to the Company's Registration Statement on Form S-8 (SEC No. 33-91838) as filed with the Securities and Exchange Commission on May 4, 1995.
 (8) Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 19, 1999.
 (9) Incorporated by reference to the Company's Current Report on Form 8-A filed with the Securities and Exchange Commission on March 1, 1999.
(10) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998.
(11) Incorporated by reference to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 16, 2000.
(12) Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 22, 2000.
(13) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2000, and as amended on October 31, 2000.
(14) Incorporated by reference to the Company's definitive proxy statement as filed with the Securities and Exchange Commission on May 16, 2000.
(15) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2000.
(16) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2001.