Form 10-Q
period 2003-03-31
BIOSOURCE INTERNATIONAL INC
filed 2003-05-12
CIK 860451

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of May 9, 2003 was 9,553,705.


--------------------------------------------------------------------------------

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2003

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of
            March 31, 2003 and December 31, 2002                             3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 2003 and 2002               4

            Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 2003 and 2002               5

            Notes to Condensed Consolidated Financial Statements             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK                                                               25

ITEM 4.  CONTROLS AND PROCEDURES                                            25


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  27

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                27

ITEM 5.  OTHER INFORMATION                                                  27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   27

SIGNATURES                                                                  28

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)


                                                        MARCH 31,   DECEMBER 31,
                                                          2003           2002
                                                        --------       --------

            ASSETS
Current assets:
   Cash and cash equivalents .....................      $  3,840          5,941
   Accounts receivable, less allowance
     for doubtful accounts of $264 at
     March 31, 2003 and $261 at
     December 31, 2002 ...........................         7,129          6,157
   Inventories, net (note 3) .....................         9,483          8,880
   Prepaid expenses and other current
     assets ......................................           862            538
   Deferred income taxes .........................         1,873          1,873
                                                        --------       --------
            Total current assets .................        23,187         23,389

Property and equipment, net (note 4) .............         7,186          7,398
Intangible assets net of accumulated
   amortization of $2,646 at March 31,
   2003 and $2,502 at December 31, 2002
   (note 5) ......................................         5,931          6,076
Goodwill .........................................           307            307
Other assets .....................................           537            526
Deferred tax assets ..............................         8,810          8,810
                                                        --------       --------
                                                        $ 45,958         46,506
                                                        ========       ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................      $  2,639          3,115
   Accrued expenses ..............................         2,792          2,910
   Deferred revenue ..............................           378            427
   Income tax payable ............................           664            341
                                                        --------       --------
            Total current liabilities ............         6,473          6,793
                                                        --------       --------
Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value
     Authorized 20,000,000 shares:
     issued and outstanding 9,610,305
     shares at March 31, 2003 and
     9,676,931 at December 31, 2002 ..............            10             10
  Additional paid-in capital .....................        43,929         44,500
  Accumulated deficit ............................        (3,279)        (3,382)
  Accumulated other comprehensive loss ...........        (1,175)        (1,415)
                                                        --------       --------
            Net stockholders' equity .............        39,485         39,713
                                                        --------       --------
                                                        $ 45,958         46,506
                                                        ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                 (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                         2003            2002
                                                       --------        --------

Net sales ......................................       $ 10,899           9,781
Cost of sales ..................................          4,690           4,196
                                                       --------        --------
    Gross profit ...............................          6,209           5,585
                                                       --------        --------

Operating expenses:
    Research and development ...................          1,979           1,293
    Sales and marketing ........................          2,388           2,266
    General and administrative .................          1,576           1,460
    Amortization of intangibles ................            145             160
                                                       --------        --------
         Total operating expenses ..............          6,088           5,179
                                                       --------        --------
Operating income ...............................            121             406

Interest income ................................             11              40
Other income (expense), net ....................            (18)             30
                                                       --------        --------
Income before income taxes .....................            114             476
Income tax expense .............................             11             105
                                                       --------        --------
         Income before cumulative effect
           of accounting change ................            103             371

Cumulative effect of accounting change
    (net of applicable income taxes $1,759) ....           --            (2,870)
                                                       --------        --------

Net income (loss) ..............................       $    103          (2,499)
                                                       ========        ========

Net income per share before accounting
change:
    Basic ......................................       $   0.01            0.04
                                                       ========        ========
    Diluted ....................................       $   0.01            0.03
                                                       ========        ========

Net income (loss) per share:
    Basic ......................................       $   0.01           (0.25)
                                                       ========        ========
    Diluted ....................................       $   0.01           (0.23)
                                                       ========        ========

Shares used to compute per share amounts:
    Basic ......................................          9,635          10,190
                                                       ========        ========
    Diluted ....................................         10,026          10,757
                                                       ========        ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (Amounts in thousands)
                                   (Unaudited)


                                                          2003            2002
                                                        -------         -------

Cash flows from operating activities:
    Net income (loss) ..........................        $   103          (2,499)
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
         Depreciation and amortization .........            653             496
         Cumulative effect of accounting
           change ..............................           --             4,629
         Income tax benefit from the
           exercise of stock options ...........           --                95
    Changes in assets and liabilities:
         Accounts receivable ...................           (864)           (379)
         Inventories ...........................           (350)           (162)
         Prepaid expenses and other
           current assets ......................           (324)             16
         Deferred income taxes .................           --            (1,759)
         Other assets ..........................            (11)            (69)
         Accounts payable ......................           (525)            436
         Accrued expenses ......................           (173)           (306)
         Deferred revenue ......................            (49)            (33)
         Income taxes payable ..................            313               9
                                                        -------         -------
    Net cash provided from (used in)
      operating activities .....................         (1,227)            569
                                                        -------         -------
Cash flows from investing activities:
    Purchase of property and equipment .........           (238)           (623)
                                                        -------         -------
         Net cash used in investing
           activities ..........................           (238)           (623)
                                                        -------         -------
Cash flows from financing activities:
    Proceeds from the exercise of options ......             95              40
    Payments to acquire treasury stock .........           (666)         (3,080)
                                                        -------         -------
    Net cash used in financing activities ......           (571)         (3,040)
                                                        -------         -------
         Net decrease in cash and cash
           equivalents .........................         (2,036)         (3,189)
Effect of exchange rates on cash and cash
  equivalents ..................................            (65)             58

Cash and cash equivalents at beginning
  of period ....................................          5,941           9,471
                                                        -------         -------
Cash and cash equivalents at end of period .....        $ 3,840           6,340
                                                        =======         =======

Supplemental  disclosure of cash flow
  information:
Cash paid during the period for:
         Interest ..............................        $  --                 1
                                                        =======         =======
         Income taxes ..........................        $  --              --
                                                        =======         =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of BioSource International, Inc. (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for a fair presentation. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results to be expected for the full fiscal year.

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

In the quarter ended March 31, 2003, the Company capitalized its annual catalog production costs. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the catalog, the Company put substantial effort into increasing the number of customers in its customer database and in conjunction with that, its dependence on its catalog to attract more customers. As a result, the Company believes that their 2003 catalog is a direct response advertisement whose primary purpose is to elicit sales to customers who respond specifically to the catalog resulting in probable future economic benefit.
Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. In the first quarter of 2002, the Company expensed approximately $359,000 of catalog costs compared to $113,000 for the first quarter of 2003. The Company does not anticipate its annual catalog costs to be materially different from 2002 to 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No.141, "Accounting For Business Combinations," and FAS No. 142, "Accounting For Goodwill and Other Intangible Assets." FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2002. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of goodwill related to the acquisitions of Quality Controlled Biochemicals ("QCB") and Biofluids in December 1998. The Company continues to carry certain identifiable intangible  assets  with  definite  useful  lives  on  its  balance  sheet.  The
amortization   associated  with  these   identifiable   intangible   assets  was
approximately $145,000 and $160,000 for the quarters ended March 31, 2003 and 2002, respectively.

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

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken to issue a guarantee. This liability would be recorded at the inception of the guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority voting interest. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or when the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of FIN No. 46 will not have a material impact on its financial position or results of operations.

3.       INVENTORIES (AMOUNTS IN THOUSANDS):

                                                  MARCH 31,         DEC. 31,
                                                    2003              2002
                                                   ------            ------

     Raw materials ....................            $2,812             2,703
     Work in process ..................               622               493
     Finished goods ...................             6,049             5,684
                                                   ------            ------
                                                   $9,483             8,880
                                                   ======            ======

4.       PROPERTY AND EQUIPMENT (AMOUNTS IN THOUSANDS):

                                                  MARCH 31,       DEC. 31,
                                                    2003            2002
                                                  --------        --------

     Machinery and equipment ..............       $  9,207           9,241
     Office furniture and equipment .......          3,857           3,708
     Leasehold improvements ...............          1,657           1,530
                                                  --------        --------
                                                    14,721          14,479
     Less accumulated depreciation and
        amortization ......................         (7,535)         (7,081)
                                                  --------        --------
                                                  $  7,186           7,398
                                                  ========        ========

5.   GOODWILL AND INTANGIBLE ASSETS - ADOPTION OF FINANCIAL ACCOUNTING STATEMENT
     142

The Company implemented Financial Accounting standard ("FAS") 141 and 142 in January 2002. In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of all of the goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") and Biofluids in December 1998. The Company continues to carry certain identifiable intangible assets with definite useful lives on its balance sheet. The amortization associated with these identifiable intangible assets was approximately $145,000 and $160,000 for the quarters ended March 31, 2003 and 2002, respectively.

6.   STOCK OPTIONS, PURCHASE PLANS AND WARRANTS

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

The Company applies APB Opinion No. 25 in accounting for its stock option grants to employees and directors, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements as the market value of the Company's common stock at the date of grant was equal to its exercise price on such date. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

                                                    Three Months Ended March 31,
                                                         2003             2002
                                                     -----------     ----------
                                           (in thousands, except per share data)
NET INCOME (LOSS):
     As reported ..............................      $       103         (2,499)
        Add/deduct: Total stock-based employee
        compensation expense determined under
        intrinsic value based method for all
        awards, net of tax effects ............             --             --
        Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of tax effects ....................             (278)          (542)
                                                     -----------     ----------

     Pro forma net loss available to common
        shareholders ..........................      $      (175)        (3,041)
                                                     ===========     ==========

Net income (loss) per share:
     Basic - as reported ......................      $      0.01          (0.25)
                                                     ===========     ==========

     Basic - pro forma ........................      $     (0.02)         (0.30)
                                                     ===========     ==========

     Diluted - as reported ....................      $      0.01          (0.23)
                                                     ===========     ==========

     Diluted - pro forma ......................      $     (0.02)         (0.30)
                                                     ===========     ==========

7.   EARNINGS PER SHARE

The reconciliation of basic to diluted weighted average shares is as follows (amounts in thousands):

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            2003           2002
                                                           ------         ------

Weighted average shares used in basic
   computation ...................................          9,635         10,190

Dilutive stock options and warrants ..............            391            567
                                                           ------         ------

Weighted average shares used for diluted
   computation ...................................         10,026         10,757
                                                           ======         ======


Options to purchase 1,036,962 and 1,241,848 shares were not included in the computation of diluted net income per share for the three month periods ended March 31, 2003 and 2002, respectively because their effect would be anti-dilutive.

Warrants to purchase 1,287,000 shares at a weighted average exercise price of $7.77 per share were outstanding as of March 31, 2003 and 2002 but were not included in the computation of diluted net income per share for the three months ended March 31, 2003 and 2002 because their effect would be anti-dilutive.

8.   STOCKHOLDERS' EQUITY

Comprehensive income (loss) is determined as follows (amounts in thousands):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2003           2002
                                                     ---------       --------

Net income (loss) .............................      $     103         (2,449)
Foreign currency translation adjustments ......            240             (3)
                                                     ---------       --------
Total comprehensive income (loss) .............      $     343         (2,502)
                                                     =========       ========

9.   BUSINESS SEGMENTS

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

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  2003              2002
                                               -----------      ----------
SALES - FROM SEGMENTS (IN THOUSANDS):
Net sales to external customers from:
     United States:
         Domestic                              $     6,027      $    5,895
         Export                                      1,116           1,106
                                               -----------      ----------
                Total United States                  7,143           7,001
     Europe                                          3,756           2,780
                                               -----------      ----------
                Consolidated                   $    10,899      $    9,781
                                               ===========      ==========

Operating income (loss):
     United States                             $      (737)     $     (233)
     Europe                                            858             639
                                               -----------      ----------
                Consolidated                   $       121      $      406
                                               ===========      ==========

SALES - TO SEGMENTS (IN THOUSANDS):
Net sales to external customers in:
     United States                             $     6,027      $    5,895
     Europe                                          3,286           2,451
     Japan                                             906             932
     Other                                             680             503
                                               -----------      ----------
                Consolidated                   $    10,899      $    9,781
                                               ===========      ==========

SALES - BY PRODUCT GROUP
Net sales by product group:
     Cytokine                                  $     4,877      $    4,566
     Signaling                                       2,430           1,495
     Custom                                          3,592           3,720
                                               -----------      ----------
                Consolidated                   $    10,899      $    9,781
                                               ===========      ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in our 10-K for the fiscal year ended December 31, 2002, and all other recent filings we have made with the Securities and Exchange Commission.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS.

     The Company has $7,393,000 in gross trade accounts receivable and $264,000 in allowance for doubtful accounts on the consolidated balance sheet at March 31, 2003. The Company has procedures in place to adequately review the credit worthiness of new customers and also to properly review orders from existing customers to determine if a change in credit terms is warranted. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. As of March 31, 2003 the Company believes its allowance for doubtful accounts is fairly stated. The Company does have accounts receivable amounts from certain customers as of March 31, 2003 that if their financial condition changed and a significant allowance needed to be created, could have a material adverse effect on the Company's financial results for 2003.

     INVENTORY ADJUSTMENTS.

     The Company reviews the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The manufacturing process for antibodies has and may continue to produce quantities substantially in excess of forecasted usage, if any, and anticipated antibody sales volumes are highly uncertain and realization of individual product cost may not occur. As a result, the Company reserves its entire manufactured antibody inventory at 100% of its value. As of March 31, 2003, the Company had $4,663,000 of manufactured antibodies in its inventory and a reserve for these antibodies totaling $4,663,000. The Company will continue to monitor its antibody inventory and the continued need for a 100% reserve. Additionally, material inventory write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.

     DEFERRED TAX ASSETS AND DEFERRED INCOME TAXES.

     The Company has $10,683,000 in deferred income tax assets on its consolidated balance sheet as of March 31, 2003. As of March 31, 2003, no valuation allowance has been set up to offset any of the deferred tax assets. The ability to realize these deferred tax assets depends entirely on the Company generating taxable income in the future. The Company has used historical information as well as a projected financial outlook to project taxable income amounts. The Company believes it is more likely than not that they will be able to realize these benefits in the future. A material change in our expected realization of these assets would occur if the ability to deduct tax loss carryforwards against future taxable income is altered. If our projections involving tax planning and operating strategies do not materialize or if significant changes in tax laws occur within the various tax jurisdictions in which we operate, we would have to set up a valuation allowance against our deferred tax assets that could materially effect our tax expense and our financial results.

     The Company believes the following critical accounting policies affect our more significant judgements and estimates used in preparation of our consolidated financial statements.

     REVENUE RECOGNITION. The Company's revenue is generated from the sale of products primarily manufactured internally. The Company does have a small amount of products that are sold on an outside equipment ("OEM") basis. The Company sells standard and custom products directly to end users and distributors and recognizes revenue upon transfer of title to the customer, which occurs upon shipment. General sales and payment terms to distributors are similar to those granted to end user customers. Certain end user customers prepay for product and request shipment of the product at future dates, primarily sera or media products. The Company records deferred revenue until such time as a product is shipped to a customer. Approximately 25% of the Company's net sales for the three months ended March 31, 2003 were to distributors compared to 23% for the three months ended March 31, 2002. The Company's distribution agreements do not provide a general right of return. The amount of the Company's inventory held by distributors is not believed to be substantial.

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

     LONG-LIVED ASSETS. It is our policy, and in accordance with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, the Company has determined that its long-lived assets are not impaired as of March 31, 2003.

     GOODWILL. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." The Company used the present value method for determining the fair value of its reporting units. In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of all of the goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") and Biofluids in December 1998. The Company continues to carry certain identifiable intangible assets with definite useful lives on its balance sheet. The amortization associated with these identifiable intangible assets was approximately $145,000 and $160,000 for the quarters ended March 31, 2003 and 2002, respectively.

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

     ADVERTISING COSTS. In the quarter ended March 31, 2003, the Company capitalized its annual catalog production costs. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the catalog, the Company put substantial effort into increasing the number of customers in its customer database and in conjunction with that, its dependence on its catalog to attract more customers. As a result, the Company believes that their 2003 catalog is a direct response advertisement whose primary purpose is to elicit sales to customers who respond specifically to the catalog resulting in probable future economic benefit.

     Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. In the first quarter of 2002, the Company expensed approximately $359,000 of catalog costs compared to $113,000 for the first quarter of 2003. The Company does not anticipate its annual catalog costs to be materially different from 2002 to 2003.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

REVENUES: Net sales for the quarter ended March 31, 2003 were $10.9 million, an increase of $1.1 million, or 11% (5% after eliminating the $551,000 positive impact of foreign exchange), compared to net sales for the quarter ended March 31, 2002. The Company's increased sales and marketing expenditures, including increased catalog distribution, and its continued investment in research and development activities resulting in new products for sale, have been primary drivers for sales growth in North America and Europe.

To better drive sales and profitability growth and focus on key market opportunities the Company has divided its business into three core areas: The Strategic Business Units ("SBU's") of Signal Transduction Products, Cytokine Products, and Custom Products. Signal Transduction Products consist of the proteins, antibodies, assays and other reagents used to study internal cellular processes. Our phosphospecific antibodies and phosphoELISA(TM)s are included in this SBU. Cytokine Products include the proteins, anitbodies, assays and other reagents that are used to study the processes by which cells communicate. Interleukin, growth factor and other biological response modifier products are included in this group. Custom Products includes oligonucleotides, custom peptides and antibodies, cell culture and diagnostics and other reagents not specifically categorized.

For the three months ended March 31, 2003, the Company's Signal Transduction Products, grew 62% compared to the comparable prior year quarter, from $1,495,000 to $2,430,000. Signal Transduction Products represent approximately 22% of our total sales for the three months ended March 31, 2003 and 15% of sales for the three months ended March 31, 2002. The Company believes the signal transduction market is growing and has opportunities for continued significant sales growth in this market. The Company's sales growth in its Cytokine Products for the quarter ending March 31, 2003 was 7%, increasing from $4,566,000 to $4,877,000, compared to the three months ended March 31, 2002. The cytokine product line represents approximately 45% of our total sales for the quarter ended March 31, 2003 compared to 47% for the quarter ended March 31, 2002. The Cytokine market is a mature market which the Company believes continues to have opportunities for solid sales growth. The Company's Custom Product lines, which represents approximately 33% of our total sales, decreased 3% compared to the comparable prior year quarter, from $3,720,000 to $3,592,000. The custom product line represents approximately 38% of our total sales for the quarter ended March 31, 2002. The custom product line was impacted by declining sales in oligonucleotides, which was offset by increasing sales in diagnostic products.

For the three months ended March 31, 2003, the Company achieved net sales growth in North America of 2% as compared to the three months ended March 31, 2002. European sales for the three months ended March 31, 2003 increased 34% (13% in local currency), as compared to the comparable prior year period. Sales in Japan and the rest of the world increased 11%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002

GROSS PROFIT: Gross profit margin was 57% for both the three months ended March 31, 2003 and 2002. The Company's margins remained constant in part due to the continued investment in production and planning related areas within the Company. The Company's margins in its cytokine and signaling core product lines continue to be strong. The margins in our custom product lines have limited our overall gross margin improvement.

RESEARCH AND DEVELOPMENT: Research and development expense for the three months ended March 31, 2003 and 2002 were $1,979,000 and $1,293,000 and represented 18% and 13% of sales, respectively. The increase in research and development expenses for the three months ended March 31, 2003 when compared to the comparable prior year period reflects the Company's incremental investment in additional personnel and materials in the cytokine and signal transduction research areas. The Company has made a significant investments in its R & D capabilities over the past 15 months. The result of this investment has been the release of significantly more and higher quality and novel products, and resulted in increased sales in both the cytokine and signaling product lines.

Quarterly expenditures in R&D for the remainder of 2003 are expected to be slightly less than those in the first quarter of 2003.

SALES AND MARKETING: Selling and marketing expenses were $2.4 million for the three months ended March 31, 2003 and $2.3 million for the three months ended March 31, 2002, representing 22% and 23% of sales, respectively. The increase is due to additional investment in personnel and marketing programs.

In the quarter ended March 31, 2003, the Company capitalized its annual catalog production costs. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the catalog, the Company put substantial effort into increasing the number of customers in its customer database and in conjunction with that, its dependence on its catalog to attract more customers. As a result, the Company believes that their 2003 catalog is a direct response advertisement whose primary purpose is to elicit sales to customers who respond specifically to the catalog resulting in probable future economic benefit.
Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. In the first quarter of 2002, the Company expensed approximately $359,000 of catalog costs compared to $113,000 for the first quarter of 2003. The Company does not anticipate its annual catalog costs to be materially different from 2002 to 2003.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $1.6 million for the three months ended March 31, 2003, and $1.5 million for the three months ended March 31, 2002, a increase of approximately $100,000. As a percentage of sales, general and administrative expenses represented 14% and 15% for the three months ended March 31, 2003 and 2002, respectively.

AMORTIZATION OF INTANGIBLE ASSETS L: Amortization of intangible assets for each of the three months ended March 31, 2003 and 2002 amounted to $145,000 and $160,000, respectively and is related primarily to the amortization of the identifiable intangible assets from the QCB and Biofluids acquisitions transacted in 1998.

INTEREST INCOME: Interest income for the three months ended March 31, 2003 and 2002, was $11,000 and $40,000, respectively, which was related to interest income on cash invested in short-term securities during each of the respective quarters.

INCOME TAX EXPENSE: The effective tax rate for the three months ending March 31, 2003 was 10%. The Company is benefiting from R & D and other tax credits which when applied to income levels for the periods presented is resulting in effective tax rates lower than the current applicable federal and state statutory rates. The Company has elected to utilize the Extraterritorial Income Exclusion ("EIE") federal tax credit, which, along with other tax credits, has reduced its effective tax rate for 2003 to 10%. The Company's effective tax rate is reviewed and evaluated quarterly and may change depending on certain factors, including, among other things, the income level of the Company.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents as of March 31, 2003, of $3,840,000 decreased by $2,101,000 from $5,941,000 at December 31, 2002. The decrease in cash was partially due from a cash outlay of $662,000 for the repurchase of 110,000 shares of the Company's common stock through its stock repurchase program initiated in October 2001. Net cash used in operating activities of $1,227,000 was augmented by capital expenditures of $238,000 and net cash used in financing activities of $571,000. Working capital, which is the excess of current assets over current liabilities, was $16,714,000 at March 31, 2003, as compared to $16,596,000 at December 31, 2002, representing an increase of $118,000.

In the three months ended March 31, 2003, the Company received $95,000 from the issuance of common stock related to the exercise of stock options. The Company spent $238,000 on capital expenditures, primarily used for the purchase of laboratory and manufacturing equipment.

In October of 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The Board originally authorized the Company to repurchase up to $5 million of its common stock and have the program expire on June 30, 2003. The repurchases are to be made at the discretion of management and can be made at any time, as market conditions warrant. On July 19, 2002, the Company amended the stock repurchase program and increased its repurchase commitment by $5 million to a total of $10 million. On April 22, 2003, the Company again amended the stock repurchase program extending the expiration date of the Company's current program from June 2003 until June 2004. In addition, the Board approved adding $5 million to its current $10 million dollar allowable repurchase commitment, bringing the total limit to $15 million. In the first quarter of 2003, the Company spent $666,000 repurchasing 110,000 shares of its common stock under its stock repurchase program, bringing the total number of shares repurchased since October 2001 to 989,000 and total cash outlays to $5.9 million. All 989,000 shares have been retired. This has contributed to the reduction in weighted average diluted shares outstanding for the three months ended March 31, 2003 to 10,026,000 compared to the 10,757,000 diluted shares for the three months ended March 31, 2002. Since inception, the company has repurchased 9% of its outstanding common stock. The Company continues to believe its common stock is undervalued and feels it is important to have the availability to repurchase outstanding shares of its common stock at any time.

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

WE RELY ON AIR TRANSPORT TO SHIP PRODUCTS TO OUR CUSTOMERS.

Any disruption in standard air transport systems could have an adverse effect on our business.

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

International sales accounted for approximately 45% and 40% of our revenues in the first three months of 2003 and 2002, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

o    potentially adverse tax consequences of overlapping tax structure; and

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

In addition, approximately 34% of our sales in the three months ended March 31, 2003, were made in foreign currencies, primarily the Euro. A significant portion of the foreign currencies in which we conduct our business is currently, or may in the future be, denominated in Euros. We are not certain about the future effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

OUR OPERATING RESULTS MAY FLUCTUATE.

Our operating results may vary significantly from quarter to quarter and from year to year as a result of a variety of factors. These factors include:

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

As of March 31, 2003, 61 of our 291 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998, through March 31, 2003, and from $5.83 to $6.95 per share from January 1, 2003, through March 31, 2003.

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

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 34.5% of our outstanding common stock, based upon the beneficial ownership of our common stock as of May 15, 2003. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

Our executive officers, directors and principal stockholders beneficially own approximately 34.5% of our outstanding common stock, based upon the beneficial ownership of our common stock as of May 15, 2003. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls known to Mr. Hendrickson or to Mr. Best after the date of the most recent evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
                Exhibit 99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on February 21, 2003, reporting the issuance of a press release announcing the Company's financial results for the fiscal quarter and year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           BIOSOURCE INTERNATIONAL, INC.
                                                         (Registrant)




Date:  May 12, 2003                          /s/ LEONARD M. HENDRICKSON
                                             --------------------------
                                                Leonard M. Hendrickson
                                                President and
                                                Chief Executive Officer




Date:  May 12, 2003                          /s/ CHARLES C. BEST
                                             -------------------
                                                Charles C. Best
                                                Executive Vice President and
                                                Chief Financial Officer

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Leonard M. Hendrickson certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2003;

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

Date: May 12, 2003
                                           /s/LEONARD M. HENDRICKSON
                                           -------------------------------------
                                           Leonard M. Hendrickson
                                           President and Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002


I, Charles C. Best certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2003;

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

Date: May 12, 2003
                                           /s/ CHARLES C. BEST
                                           -------------------------------------
                                           Charles C. Best
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

99.1 Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.