Form 10-Q
period 2003-06-30
BIOSOURCE INTERNATIONAL INC
filed 2003-08-14
CIK 860451

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of August 11, 2003 was 9,165,512.

--------------------------------------------------------------------------------

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2003

                                      INDEX



                                                                        PAGE NO.
                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
         June 30, 2003 and December 31, 2002                                   3

         Condensed Consolidated Statements of Operations
         for the three and six months ended June 30, 2003
         and 2002                                                              4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2003 and 2002                       5

         Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                          26

ITEM 4.  CONTROLS AND PROCEDURES                                              26


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    28

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            28

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  28

ITEM 5.  OTHER INFORMATION                                                    28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     28

SIGNATURES                                                                    29

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)


                                                         JUNE 30,   DECEMBER 31,
                                                           2003           2002
                                                         --------      --------

                ASSETS
Current assets:
   Cash and cash equivalents .......................     $  1,682         5,941
   Accounts receivable, less allowance for doubtful
     accounts of $285 at June 30, 2003 and $261 at
     December 31, 2002 .............................        7,472         6,157
   Inventories, net ................................       10,091         8,880
   Prepaid expenses and other current assets .......        1,252           538
   Deferred income taxes ...........................        1,873         1,873
                                                         --------      --------
            Total current assets ...................       22,370        23,389

Property and equipment, net ........................        7,010         7,398
Intangible assets net of accumulated amortization
 of $2,945 at June 30, 2003 and $2,655 at December
 31, 2002 ..........................................        5,785         6,076
Goodwill ...........................................          307           307
Other assets .......................................          556           526
Deferred tax assets ................................        8,810         8,810
                                                         --------      --------
                                                         $ 44,838        46,506
                                                         ========      ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................     $  3,257         3,115
   Accrued expenses ................................        2,955         2,910
   Deferred revenue ................................          310           427
   Income tax payable ..............................          781           341
                                                         --------      --------
            Total current liabilities ..............        7,303         6,793
                                                         --------      --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value. Authorized
            20,000,000 shares: issued and
            outstanding 9,122,913 shares at
            June 30, 2003 and 9,676,931 at
            December 31, 2002  .....................            9            10
  Additional paid-in capital .......................       41,297        44,500
  Accumulated deficit ..............................       (2,955)       (3,382)
  Accumulated other comprehensive loss .............         (816)       (1,415)
                                                         --------      --------
            Net stockholders' equity ...............       37,535        39,713
                                                         --------      --------
                                                         $ 44,838        46,506
                                                         ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2003 and 2002
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                   --------------------    --------------------
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------

Net sales .......................  $ 11,734      10,292      22,633      20,073
Cost of sales ...................     5,391       4,548      10,081       8,744
                                   --------    --------    --------    --------
    Gross profit ................     6,343       5,744      12,552      11,329
                                   --------    --------    --------    --------

Operating expenses:
    Research and development ....     1,863       1,512       3,842       2,805
    Sales and marketing .........     2,488       2,013       4,876       4,278
    General and administrative ..     1,359       1,471       2,935       2,932
    Amortization of intangibles .       145         160         290         321
                                   --------    --------    --------    --------
         Total operating expenses     5,855       5,156      11,943      10,336
                                   --------    --------    --------    --------
Operating income ................       488         588         609         993

Interest income, net ............        16          20          27          61
Other expense, net ..............       (63)        (31)        (81)         (1)
                                   --------    --------    --------    --------
Income before income taxes ......       441         577         555       1,053
Income tax expense ..............       116         128         128         232
                                   --------    --------    --------    --------
        Income before cumulative
          effect of accounting
          change ................       325         449         427         821
Cumulative effect of accounting
  change (net of applicable
  income taxes $1,759) ..........      --          --          --        (2,870)
                                   --------    --------    --------    --------

Net income (loss) ...............  $    325         449         427      (2,049)
                                   ========    ========    ========    ========

Net income per share before
  accounting change:
    Basic .......................  $   0.03        0.05        0.05        0.08
                                   ========    ========    ========    ========
    Diluted .....................  $   0.03        0.04        0.04        0.08
                                   ========    ========    ========    ========

Net income (loss) per share:
    Basic .......................  $   0.03        0.05        0.05       (0.21)
                                   ========    ========    ========    ========
    Diluted .....................  $   0.03        0.04        0.05       (0.20)
                                   ========    ========    ========    ========

Shares used to compute per share
  amounts:
    Basic .......................     9,538       9,654       9,441       9,922
                                   ========    ========    ========    ========
    Diluted .....................     9,885      10,101       9,773      10,401
                                   ========    ========    ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2003 and 2002
                             (Amounts in thousands)
                                   (Unaudited)


                                                            2003          2002
                                                          -------       -------

Cash flows from operating activities:
      Net income (loss) ............................      $   427        (2,049)
      Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
           Depreciation and amortization ...........        1,308         1,064
           Cumulative effect of accounting
             change ................................         --           4,629
      Changes in assets and liabilities:
           Accounts receivable .....................       (1,029)         (668)
           Inventories .............................         (742)         (243)
           Prepaid expenses and other
             current assets ........................         (707)         (377)
           Deferred income taxes ...................         --          (1,759)
           Other assets ............................          (30)          (28)
           Accounts payable ........................           82           508
           Accrued expenses ........................          (38)         (169)
           Deferred revenue ........................         (116)          100
           Income taxes payable ....................          413           211
                                                          -------       -------
      Net cash provided from (used in)
        operating activities .......................         (432)        1,219
                                                          -------       -------

Cash flows from investing activities:
      Purchase of property and equipment ...........         (603)       (1,927)
                                                          -------       -------
           Net cash used in investing
             activities ............................         (603)       (1,927)
                                                          -------       -------

Cash flows from financing activities:
      Proceeds from the exercise of options ........          277           152
      Payments to acquire treasury stock ...........       (3,455)       (4,313)
                                                          -------       -------
      Net cash used in financing activities ........       (3,178)       (4,161)
                                                          -------       -------

           Net decrease in cash and cash
             equivalents ...........................       (4,213)       (4,869)
Effect of exchange rates on cash and cash
  equivalents ......................................          (46)          121

Cash and cash equivalents at beginning of
  period ...........................................        5,941         9,471
                                                          -------       -------

Cash and cash equivalents at end of period .........      $ 1,682         4,723
                                                          =======       =======

Supplemental disclosure of cash flow
  information:
  Cash paid during the period for:
           Interest ................................      $  --               1
                                                          =======       =======
           Income taxes ............................      $    14            24
                                                          =======       =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of BioSource International, Inc. (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of results to be expected for the full fiscal year.

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

Through the first six months ended June 30, 2003, the Company capitalized its annual catalog production costs. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the 2002 catalog, the Company put substantial effort into increasing the number of customers in its customer database and in conjunction with that, increased its dependence on its catalog to attract more customers. As a result, the Company believes that its 2003 catalog is a direct response advertisement whose primary purpose is to elicit sales to customers that respond specifically to the catalog resulting in probable future economic benefit. Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. In the first six months of 2002, the Company expensed approximately $434,000 of catalog costs compared to $322,000 for the first six months of 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

3.       INVENTORIES (AMOUNTS IN THOUSANDS):

                                               JUNE 30,             DEC. 31,
                                                 2003                 2002
                                               -------              -------
     Raw materials ..............              $ 3,042                2,703
     Work in process ............                  663                  493
     Finished goods .............                6,386                5,684
                                               -------              -------
                                               $10,091                8,880
                                               =======              =======

4.       PROPERTY AND EQUIPMENT (AMOUNTS IN THOUSANDS):

                                               JUNE 30,             DEC. 31,
                                                 2003                 2002
                                               -------              -------
     Machinery and equipment ........          $  9,219              9,241
     Office furniture and equipment .             3,988              3,708
     Leasehold improvements .........             1,756              1,530
                                               --------           --------
                                                 14,963             14,479
     Less accumulated depreciation
       and amortization .............            (7,953)            (7,081)
                                               --------           --------
                                               $  7,010              7,398
                                               ========           ========

5.       GOODWILL  AND  INTANGIBLE  ASSETS - ADOPTION  OF  FINANCIAL  ACCOUNTING
         STATEMENT 142

The Company implemented Financial Accounting standard ("FAS") 141 and 142 in January 2002. In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of all of the goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") and Biofluids in December 1998. The Company continues to carry certain identifiable intangible assets with definite useful lives on its balance sheet. The amortization associated with these identifiable intangible assets was approximately $145,000 and $160,000 for the quarters ended June 30, 2003 and 2002, respectively and $290,000 and $321,000 for the six months ended June 30, 2003 and 2002, respectively.

6.       STOCK OPTIONS, PURCHASE PLANS AND WARRANTS

The Company currently has two stock option plans in place - the 1993 Stock Incentive Plan (the "1993 Plan") and the 2000 BSI non-qualified stock option Plan (the "2000 Plan"). The Company is also a party to several stock option agreements with several of its executive officers.

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

                                                       SIX MONTHS ENDED JUNE 30,
                                                          2003           2002
                                                       ----------      --------
                                                       (in thousands, except per
                                                              share data)
NET INCOME (LOSS):
         As reported ............................      $      427        (2,049)

              Deduct: Total stock-based
              employee compensation expense
              determined under fair value
              based method for all awards,
              net of tax effects ................            (609)       (1,224)
                                                       ----------      --------
         Pro forma net loss available to
           common shareholders ..................      $     (182)       (3,273)
                                                       ==========      ========

NET INCOME (LOSS) PER SHARE:
         Basic - as reported ....................      $     0.05         (0.21)
                                                       ==========      ========

         Basic - pro forma ......................      $    (0.02)        (0.34)
                                                       ==========      ========

         Diluted - as reported ..................      $     0.04         (0.20)
                                                       ==========      ========

         Diluted - pro forma ....................      $    (0.02)        (0.34)
                                                       ==========      ========



7.       EARNINGS PER SHARE
The reconciliation of basic to diluted weighted average shares is as follows (amounts in thousands):

                                                 THREE MONTHS      SIX MONTHS
                                                    ENDED             ENDED
                                                   JUNE 30,          JUNE 30,
                                               ---------------   ---------------
                                                2003     2002     2003     2002
                                               ------   ------   ------   ------

Weighted average shares used in
     basic computation .....................    9,538    9,654    9,441    9,922

Dilutive stock options and warrants ........      347      447      332      479
                                               ------   ------   ------   ------

Weighted average shares used for
     diluted computation ...................    9,885   10,101    9,773   10,401
                                               ======   ======   ======   ======

Options to purchase 1,081,311 and 1,347,068 shares were not included in the computation of diluted net income per share for the three month periods ended June 30, 2003 and 2002, respectively because their effect would be anti-dilutive.

Options to purchase 1,071,666 and 1,276,658 shares were not included in the computation of diluted net income per share for the six month periods ended June 30, 2003 and 2002, respectively because their effect would be anti-dilutive.

Warrants to purchase 1,287,000 shares at a weighted average exercise price of $7.77 per share were outstanding as of June 30, 2003 and 2002 but were not included in the computation of diluted net income per share for the three and six months ended June 30, 2003 and 2002 because their effect would be anti-dilutive.

8.       STOCKHOLDERS' EQUITY

Comprehensive income (loss) is determined as follows (amounts in thousands):

                                             THREE MONTHS          SIX MONTHS
                                                ENDED                ENDED
                                               JUNE 30,             JUNE 30,
                                           ----------------    ----------------
                                            2003      2002      2003      2002
                                           ------    ------    ------    ------

Net income (loss) .....................    $  325       449       427    (2,049)

Foreign currency translation
  adjustments, net of tax .............       359       704       600       700
                                           ------    ------    ------    ------

Total comprehensive income (loss) .....    $  684     1,153     1,027    (1,349)
                                           ======    ======    ======    ======




9.       BUSINESS SEGMENTS

The Company is engaged in a single industry, the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oligonucleotides used in biomedical research and human diagnostics. Our customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of our sales.

Management of the Company has determined its reportable segments are strategic business units that offer both sales to external customers from geographic company facilities and sales to external customers in certain geographic regions. These Strategic Business Units ("SBU's") are Signal Transduction Products, Cytokine Products, and Custom Products. Significant reportable business segments are the United States and European facilities, and sales to external customers are summarized as those located in the United States, Europe, Japan and other. We evaluate performance for the "Sales-from" segments on net revenue and profit and loss from operations. Our SBU's are managed separately because each business requires different marketing and distribution strategies. Business information is summarized as follows:

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                           --------------------    --------------------
                                             2003        2002        2003        2002
                                           --------    --------    --------    --------
SALES - FROM SEGMENTS (IN THOUSANDS):
Net sales to external customers from:
     United States:
         Domestic ......................   $  6,334       6,085      12,361      12,000
         Export ........................      1,225       1,023       2,341       2,110
                                           --------    --------    --------    --------
                Total United States ....      7,559       7,108      14,702      14,110
     Europe ............................      4,175       3,184       7,931       5,963
                                           --------    --------    --------    --------
                Consolidated ...........   $ 11,734      10,292      22,633      20,073
                                           ========    ========    ========    ========

Operating income (loss):
     United States .....................   $   (170)        (87)       (907)       (321)
     Europe ............................        658         675       1,516       1,314
                                           --------    --------    --------    --------
                Consolidated ...........   $    488         588         609         993
                                           ========    ========    ========    ========

SALES - TO SEGMENTS (IN THOUSANDS):
Net sales to external customers in:
     United States .....................   $  6,334       6,085      12,361      12,000
     Europe ............................      3,502       2,827       6,776       5,256
     Japan .............................        920         828       1,815       1,759
     Other .............................        978         552       1,681       1,058
                                           --------    --------    --------    --------
                Consolidated ...........   $ 11,734      10,292      22,633      20,073
                                           ========    ========    ========    ========

SALES - BY PRODUCT GROUP (IN THOUSANDS):
Net sales by product group:
     Cytokine ..........................   $  5,413       4,653      10,325       9,241
     Signaling .........................      2,383       1,795       4,780       3,264
     Custom ............................      3,938       3,844       7,528       7,568
                                           --------    --------    --------    --------
                Consolidated ...........   $ 11,734      10,292      22,633      20,073
                                           ========    ========    ========    ========


10.      LINE OF CREDIT

In June 2003, the Company established a one-year revolving loan with a commercial bank that allows the Company to withdraw from time to time amounts that in the aggregate are not to exceed $2,500,000. The loan was established for working capital and stock repurchase needs, when and as necessary. The principal terms of the revolving loan include an interest rate of 2.75% on borrowed funds and a quarterly unused balance fee of .375%. The principal covenants include maintaining quarterly profitability, a maximum liability to tangible net worth ratio of 1.0 to 1.0, and a minimum cash balance of $750,000 as of the end of each fiscal quarter. As of June 30, 2003 and from July 1, 2003 through August 11, 2003, the Company had no borrowings under the revolving loan. The Company currently anticipates maintaining the revolving loan until such time that management or the Board believes that working capital and stock repurchase needs no longer require its availability.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and all other filings we made with the Securities and Exchange Commission from time to time.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS.

                  The Company has $7,757,000 in gross trade accounts receivable and $285,000 in allowance for doubtful accounts on the consolidated balance sheet at June 30, 2003. The Company has procedures in place to adequately review the credit worthiness of new customers and also to properly review orders from existing customers to determine if a change in credit terms is warranted. The Company determines its allowance for doubtful accounts by looking at its entire outstanding invoices and, based on certain criteria including past payment history and current credit worthiness, determines specific customers and invoices that need a specific allowance. This review of our allowance for doubtful accounts is done timely and consistently throughout the year. The Company does have accounts receivable amounts from certain customers as of June 30, 2003 that if their financial condition changed and a significant allowance needed to be created, could have a material adverse effect on the Company's financial results for 2003.

         INVENTORY ADJUSTMENTS TO LOWER OF COST OR MARKET.

         The Company reviews the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The manufacturing process for antibodies has and may continue to produce quantities substantially in excess of forecasted usage, if any, and anticipated antibody sales volumes are highly uncertain and realization of individual product cost may not occur. As a result, the Company reserves its entire manufactured antibody inventory at 100% of its value. As of June 30, 2003, the Company had $4,845,000 of manufactured antibodies in its inventory and a reserve for these antibodies totaling $4,845,000. The Company will continue to monitor its antibody inventory and the continued need for a 100% reserve. Additionally, material inventory write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.

         DEFERRED TAX ASSETS AND DEFERRED INCOME TAXES.

         The Company has $10,683,000 in deferred income tax assets on its consolidated balance sheet as of June 30, 2003. As of June 30, 2003, no valuation allowance has been set up to offset any of the deferred tax assets. The ability to realize these deferred tax assets depends entirely on the Company generating taxable income in the future. The Company has used historical information as well as a projected financial outlook to project taxable income amounts. The Company believes it is more likely than not that it will be able to realize these benefits in the future. A material change in our expected realization of these assets would occur if the ability to deduct tax loss carryforwards against future taxable income is altered. If our projections involving tax planning and operating strategies do not materialize or if significant changes in tax laws occur within the various tax jurisdictions in which we operate, we would have to set up a valuation allowance against our deferred tax assets that could materially affect our tax expense and our financial results.

         The Company believes the following critical accounting policies affect our more significant judgements and estimates used in preparation of our consolidated financial statements.

         REVENUE RECOGNITION. The Company's revenue is generated from the sale of products primarily manufactured internally. The Company does have a small amount of products that are sold on an original equipment ("OEM") basis. The Company sells standard and custom products directly to end users and distributors and recognizes revenue upon transfer of title to the customer, which occurs upon shipment. General sales and payment terms to distributors are similar to those granted to end user customers. Certain end user customers prepay for product and request shipment of the product at future dates, primarily sera or media products. The Company records deferred revenue until such time as a product is shipped to a customer. Approximately 31% of the Company's net sales for the six months ended June 30, 2003 were to distributors compared to 28% for the six months ended June 30, 2002. The Company's distribution agreements do not provide a general right of return. The amount of the Company's inventory held by distributors is not believed to be substantial.

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

         LONG-LIVED ASSETS. It is our policy, and in accordance with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, the Company has determined that its long-lived assets are not impaired as of June 30, 2003.

         GOODWILL. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." The Company used the present value method for determining the fair value of its reporting units. In the first quarter of 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,870,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of all of the goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") and Biofluids in December 1998. The Company continues to carry certain identifiable intangible assets with definite useful lives on its balance sheet. The amortization associated with these identifiable intangible assets was approximately $290,000 and $321,000 for the six months ended June 30, 2003 and 2002, respectively.

         The Company reviewed its remaining goodwill for impairment in the third quarter of 2002 and determined that the carrying value was not impaired. Accordingly, the Company continues to carry the goodwill related to its 1996 acquisition of certain assets and assumed liabilities of Medgenix Diagnostics, SA, now BioSource Europe, S.A., a wholly owned subsidiary of the Company, on its Consolidated Balance Sheets.

         ADVERTISING COSTS. For the six months ended June 30, 2003, the Company capitalized its annual catalog production costs. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the 2002 catalog, the Company put substantial effort into increasing the number of customers in its customer database and in conjunction with that, increased its dependence on its catalog to attract more customers. As a result, the Company believes that their 2003 catalog is a direct response advertisement whose primary purpose is to elicit sales to customers who respond specifically to the catalog resulting in probable future economic benefit. Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. In the first six months of 2002, the Company expensed approximately $434,000 of catalog costs compared to $322,000 for the first six months of 2003.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

REVENUES: Net sales for the quarter ended June 30, 2003 were $11.7 million, an increase of $1.4 million, or 14% (8% after eliminating the $631,000 positive impact of foreign exchange), compared to net sales for the quarter ended June 30, 2002. The Company's increased sales and marketing expenditures, including increased catalog distribution, and its continued investment in research and development activities resulting in new products for sale, have been primary drivers for its sales growth.

To better drive sales and profitability growth and focus on key market opportunities the Company has divided its business into three core areas: The Strategic Business Units ("SBU's") of Signal Transduction Products, Cytokine Products, and Custom Products. Signal Transduction Products consist of the proteins, antibodies, assays and other reagents used to study internal cellular processes. Our phosphospecific antibodies and phosphoELISA(TM)s are included in this SBU. Cytokine Products include the proteins, antibodies, assays and other reagents that are used to study the processes by which cells communicate. Interleukin, growth factor and other biological response modifier products are included in this group. Custom Products includes oligonucleotides, custom peptides and antibodies, cell culture and diagnostics and other reagents not specifically categorized.

For the three months ended June 30, 2003, sales of the Company's Signal Transduction Products, grew 33% compared to the comparable prior year quarter, from $1,795,000 to $2,383,000. Signal Transduction Products represent approximately 20% of our total sales for the three months ended June 30, 2003 and 17% of sales for the three months ended June 30, 2002. The Company believes its volume of transactions in the signal transduction market is growing and has opportunities for continued significant growth in this market. The Company's sales growth in its Cytokine Products for the quarter ending June 30, 2003 was 16%, increasing from $4,653,000 to $5,413,000, compared to the three months ended June 30, 2002. The Cytokine Products represent approximately 46% of our total sales for the three months ended June 30, 2003 and 45% of sales for the three months ended June 30, 2002. The Cytokine market is a mature market which the Company believes continues to have opportunities for solid sales growth through focused sales and marketing efforts and through targeted research and development activities. The Company's Custom Product lines, which represent approximately 34% and 37% of our total sales for the three months ended June 30, 2003 and 2002 respectively, increased 3% compared to the comparable prior year quarter, from $3,844,000 to $3,939,000. Increased diagnostic, sera and media and custom antibody sales were offset by a decrease in oligonucleotide and custom peptide sales.

For the three months ended June 30, 2003, the Company achieved net sales growth in North America of 6% as compared to the three months ended June 30, 2002. European sales for the three months ended June 30, 2003 increased 25% (11% excluding the favorable effects of currency fluctuations), as compared to the comparable prior year period. Sales in Japan and the rest of the world increased 28%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase in sales in Japan and the rest of the world is partially attributable to increased sales of diagnostic products through our non-European distribution networks and through increased assay sales in Japan.

GROSS PROFIT: Gross profit margin was 54% for the three months ended June 30, 2003 and 56% for the three months ended June 30, 2002. Lower margins in our diagnostic product line in Europe and our custom peptide and antibody product lines in the United States accounted for a significant portion of the margin decrease

RESEARCH AND DEVELOPMENT: Research and development expense for the three months ended June 30, 2003 and 2002 were $1,863,000 and $1,512,000 and represented 16%
and 15% of sales, respectively. The increase of $351,000 in research and development expenses for the three months ended June 30, 2003 when compared to the comparable prior year period reflects the Company's incremental investment in additional personnel and materials primarily in the Cytokine and Signal Transduction research areas. This total investment in the Company's research capabilities has resulted in the increased release of higher quality and novel products, which has produced increased sales in both the Cytokine and Signaling product lines. Quarterly expenditures in research and development for the remainder of 2003 are expected to be slightly less than those occurring in the second quarter of 2003 due to one time start up costs for products introduced in the first half of 2003 and expected efficiencies in R & D processing.

SALES AND MARKETING: Selling and marketing expenses were $2.5 million for the three months ended June 30, 2003 and $2.0 million for the three months ended June 30, 2002, representing 21% and 20% of sales, respectively. The increase in sales and marketing is due to additional investment in personnel and marketing programs.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $1.4 million for the three months ended June 30, 2003, and $1.5 million for the three months ended June 30, 2002, a decrease of approximately $100,000. This decrease was attributable to decreases in payroll and related expenses and legal fees offset by increases in office expenses. As a percentage of sales, general and administrative expenses represented 12% and 14% for the three months ended June 30, 2003 and 2002, respectively.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets for each of the three months ended June 30, 2003 and 2002 amounted to $145,000 and $160,000, respectively and is related primarily to the amortization of the identifiable intangible assets from the QCB and Biofluids acquisitions transacted in 1998.

INTEREST INCOME: Interest income for the three months ended June 30, 2003 and 2002, was $16,000 and $20,000, respectively, which was related to interest income on cash invested in short-term securities during each of the respective quarters.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

REVENUES: Net sales for the six months ended June 30, 2003 were $22.6 million, an increase of $2.6 million, or 13% (7% after eliminating the $1,182,000 positive impact of foreign exchange), compared to net sales for the six months ended June 30, 2002. The Company's increased sales and marketing expenditures, including increased catalog distribution, and its continued investment in research and development activities resulting in new products for sale, have been primary drivers for sales growth in North America and Europe.

For the six months ended June 30, 2003, sales of the Company's Signal Transduction Products, grew 46% compared to the comparable prior year period, from $3,264,000 to $4,780,000. Signal Transduction Products represent approximately 21% of our total sales for the six months ended June 30, 2003 and 16% of sales for the six months ended June 30, 2002. The Company believes its volume of transactions in the signal transduction market is growing and has opportunities for continued significant growth in this market. The Company's sales growth in its Cytokine Products for the six months ending June 30, 2003 was 12%, increasing from $9,241,000 to $10,325,000, compared to the six months ended June 30, 2002. The Cytokine product line represents approximately 46% of our total sales for each of the six month periods ended June 30, 2003 and 2002. The Cytokine market is a mature market which the Company believes continues to have opportunities for solid sales growth through focused sales and marketing efforts and through targeted research and development activities. The Company's Custom Product lines, which represent approximately 33% of our total sales, decreased 1% compared to the comparable prior year period, from $7,568,000 to $7,528,000. The Custom Product line represents approximately 38% of our total sales for the six months ended March 31, 2002.

For the six months ended June 30, 2003, the Company achieved net sales growth in North America of 4% as compared to the six months ended June 30, 2002. European sales for the six months ended June 30, 2003 increased 29% (13% excluding the favorable effects of currency fluctuations), as compared to the comparable prior year period. Sales in Japan and the rest of the world increased 20% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Increases in diagnostic sales through our non-European distributors and assay sales in Japan are major contributors to this growth.

GROSS PROFIT: Gross profit margin was 55% for the six months ended June 30, 2003 and 56% for the six months ended June 30, 2002. The Company's margin decreased 1% in part due to the continued investment in production and planning related areas within the Company and incremental increases in its scrap and obsolescence during the first six months of 2003. Lower margins from our European operations, particularly our diagnostic product line, also contributed to this gross profit margin reduction.

RESEARCH AND DEVELOPMENT: Research and development expenses for the six months ended June 30, 2003 and 2002 were $3,842,000 and $2,805,000 and represented 17%
and 14% of sales, respectively. The increase in research and development expenses for the six months ended June 30, 2003, when compared to the comparable prior year period reflects the Company's incremental investment in additional personnel and materials in the Cytokine and Signal Transduction research areas. The Company has made significant investments in its R & D capabilities over the past 18 months. The result of this investment has been the release of significantly more and higher quality novel products, and resulted in increased sales in both the Cytokine and Signaling product lines. Expenditures in R&D for the remainder of 2003 are expected to be less than those in the first six months of 2003 due to one time start up costs for products introduced in the first half of 2003 and expected efficiencies in R & D processing.

SALES AND MARKETING: Selling and marketing expenses were $4.9 million for the six months ended June 30, 2003 and $4.3 million for the six months ended June 30, 2002, representing 22% and 21% of sales, respectively. The increase is due to additional investment in personnel and marketing programs. The Company expects its sales and marketing expenses to decline in the last six months of 2003 from spending levels incurred in the first six months of 2003 as a result of specific branding efforts occurring during the first six months of 2003 that are not anticipated to continue in the last six months of 2003.

For the six months ended June 30, 2003, the Company capitalized its annual catalog production costs. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the 2002 catalog, the Company put substantial effort into increasing the number of customers in its customer database and in conjunction with that, increased its dependence on its catalog to attract more customers. As a result, the Company believes that its 2003 catalog is a direct response advertisement whose primary purpose is to elicit sales to customers that respond specifically to the catalog resulting in probable future economic benefit. Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. In the first six months of 2002, the Company expensed approximately $434,000 of catalog costs compared to $322,000 for the first six months of 2003.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $2.9 million for each of the six-month periods ended June 30, 2003 and 2002. As a percentage of sales, general and administrative expenses represented 13% and 15% for the six months ended June 30, 2003 and 2002, respectively.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets for each of the six months ended June 30, 2003 and 2002 amounted to $290,000 and $321,000, respectively and is related primarily to the amortization of the identifiable intangible assets from the QCB and Biofluids acquisitions transacted in 1998.

INTEREST INCOME: Interest income for the six months ended June 30, 2003 and 2002, was $27,000 and $61,000, respectively, which was related to interest income on cash invested in short-term securities during each of the respective six month periods.

INCOME TAX EXPENSE: The effective tax rate for the six months ending June 30, 2003 is 23% compared to 22% for the six months ended June 30, 2002. The Company used an effective tax rate of 10% for the three months ended March

31, 2003. The effective tax rate increased due primarily to an updated forecast of the Company's financial performance for the year ended December 31, 2003, which is an integral part of the effective tax rate calculation. The Company continues to benefit from R & D and other tax credits which when applied to income levels for the periods presented is resulting in effective tax rates lower than the current applicable federal and state statutory rates. The Company has elected to utilize the Extraterritorial Income Exclusion ("EIE") federal tax credit, which, along with other tax credits, has reduced its effective tax rate for 2003 to 25%.


LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents as of June 30, 2003, of $1,682,000 decreased by $4,259,000 from $5,941,000 at December 31, 2002. The decrease in cash for the six months ended June 30, 2003 was partially due from a cash outlay of $3,455,000 for the repurchase of 658,000 shares of the Company's common stock through its stock repurchase program initiated in October 2001. For the six months ended June 30, 2003, the Company received $277,000 from the issuance of common stock related to the exercise of stock options and spent $603,000 on capital expenditures, primarily used for the purchase of laboratory and manufacturing equipment. Net cash used in operating activities for the six months ended June 30, 2003 was $432,000 compared to net cash provided from operations of $1,219,000 for the six months ended June 30, 2002. The net cash provided for operating activities in 2002 was positively affected by a $4,629,000 benefit related to the cumulative effect of accounting change related to the implementation of FAS No. 142. Working capital, which is the excess of current assets over current liabilities, was $15,067,000 at June 30, 2003, as compared to $16,596,000 at December 31, 2002, representing a decrease of $1,529,000.

In October of 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The Board originally authorized the Company to repurchase up to $5 million of its common stock and have the program expire on June 30, 2003. The repurchases are to be made at the discretion of management and can be made at any time, as market conditions warrant. On July 19, 2002, the Company amended the stock repurchase program and increased its repurchase commitment by $5 million to a total of $10 million. On April 22, 2003, the Company again amended the stock repurchase program extending the expiration date of the Company's current program from June 2003 until June 2004. In addition, the Board approved adding $5 million to its current $10 million dollar allowable repurchase commitment, bringing the total limit to $15 million. During the first six months of 2003, the Company spent $3,455,000 repurchasing 658,000 shares of its common stock under its stock repurchase program, bringing the total number of shares repurchased since October 2001 to 1,536,000 and total cash outlays to $8,700,000. All repurchased shares have been retired. This has contributed to the reduction in weighted average diluted shares outstanding for the six months ended June 30, 2003 to 9,773,000 compared to the 10,401,000 diluted shares for the six months ended June 30, 2002. Since inception, the company has repurchased 15% of its outstanding common stock.

In June 2003, the Company established a one-year revolving loan with a commercial bank that allows the Company to withdraw from time to time amounts that in the aggregate are not to exceed $2,500,000. The loan was established for working capital and stock repurchase needs, when and as necessary. The principal terms of the revolving loan include an interest rate of 2.75% on borrowed funds and a quarterly unused balance fee of .375%. The principal covenants include maintaining quarterly profitability, a maximum liability to tangible net worth ratio of 1.0 to 1.0, and a minimum cash balance of $750,000 as of the end of each fiscal quarter. As of June 30, 2003 and from July 1, 2003 through August 11, 2003, the Company had no borrowings under the revolving loan. The Company currently anticipates maintaining the revolving loan until such time that management or the Board believes that working capital and stock repurchase needs no longer require its availability.

The Company has never paid dividends on common stock and has no plans to do so in fiscal 2003. Our earnings will be retained for reinvestment in the business.

The Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations, if any. However, we may raise additional capital or utilize our revolving loan from time to time to take advantage of favorable conditions in the market or in connection with our corporate development activities.

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

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

International sales accounted for approximately 40% and 37% of our revenues in the first six months of 2003 and 2002, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

In addition, approximately 30% of our sales in the six months ended June 30, 2003, were made in foreign currencies, primarily the Euro. A significant portion of the foreign currencies in which we conduct our business is currently, or may in the future be, denominated in Euros. We are not certain about the future effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

As of July 31, 2003, 64 of our 283 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998, through June 30, 2003, and from $5.00 to $6.95 per share from January 1, 2003, through June 30, 2003.

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

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 36% of our outstanding common stock, based upon the beneficial ownership of our common stock as of June 30, 2003. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

Our executive officers, directors and principal stockholders beneficially own approximately 36% of our outstanding common stock, based upon the beneficial ownership of our common stock as of June 30, 2003. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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


ITEM 4. CONTROLS AND PROCEDURES


EVALUATION OF CONTROLS AND PROCEDURES

As of June 30, 2003, the end of the period covered by this report, members of the Company's management, including the Company's President and Chief Executive Officer, Len Hendrickson, and Chief Financial Officer, Charles Best, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Hendrickson and Mr. Best believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in causing materials to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its Securities and Exchange Commission disclosure obligations.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Certificate of Leonard M. Hendrickson, Chief Executive Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

                  31.2 Certificate of Charles C. Best, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

                  32.1 Certificate of Leonard M. Hendrickson and Charles C. Best, Chief Executive Officer and Chief Financial Officer, respectively, of BioSource International, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

         (b)      Reports on Form 8-K

                  The Company filed a current report on Form 8-K dated April 29, 2003, reporting the issuance of a press release announcing the Company's financial results for the fiscal quarter ended March 31, 2003.

                  The Company filed a current report on Form 8-K dated April 30, 2003, reporting the issuance of a press release announcing the resignation of a member of the Company's board of directors and the adjustment of the board's composition from seven members to six.

                  The Company filed a current report on Form 8-K dated June 3, 2003, reporting the repurchase of 490,000 shares of the Company's common stock for $2,450,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           BIOSOURCE INTERNATIONAL, INC.
                                                   (Registrant)




Date:  August 14, 2003                     /s/ LEONARD M. HENDRICKSON
                                           --------------------------
                                              Leonard M. Hendrickson
                                              President and
                                              Chief Executive Officer




Date:  August 14, 2003                     /s/ CHARLES C. BEST
                                           -------------------
                                              Charles C. Best
                                              Executive Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

31.1 Certificate of Leonard M. Hendrickson, Chief Executive Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Charles C. Best, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Leonard M. Hendrickson and Charles C. Best, Chief Executive Officer and Chief Financial Officer, respectively, of BioSource International, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.