Form 10-Q
period 2003-09-30
BIOSOURCE INTERNATIONAL INC
filed 2003-11-14
CIK 860451

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of November 12, 2003 was 9,367,915.

================================================================================

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2003

                                      INDEX



                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as
             of September 30, 2003 and December 31, 2002 ..................    3

             Condensed Consolidated Statements of
             Operations for the Three and Nine months
             ended September 30, 2003 and 2002 ............................    4

             Condensed Consolidated Statements of Cash
             Flows for the Nine months ended September
             30, 2003 and 2002 ............................................    5

             Notes to Condensed Consolidated Financial
             Statements ...................................................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................   10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK ......................................................   26

ITEM 4.  CONTROLS AND PROCEDURES ..........................................   26


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................   28

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ........................   28

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..................................   28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   28

ITEM 5.  OTHER INFORMATION ................................................   28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................   28

SIGNATURES ................................................................   30

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)


                                                      SEPTEMBER 30, DECEMBER 31,
                                                          2003           2002
                                                        --------       --------

            ASSETS
Current assets:
   Cash and cash equivalents .....................      $  1,544          5,941
   Accounts receivable, less allowance
     for doubtful accounts of $221 at
     September 30, 2003 and $261 at
     December 31, 2002 ...........................         7,199          6,157
   Inventories, net ..............................        10,485          8,880
   Prepaid expenses and other current
     assets ......................................         1,106            538
   Deferred income taxes .........................         2,245          1,873
                                                        --------       --------
             Total current assets ................        22,579         23,389

Property and equipment, net ......................         6,675          7,398
Intangible assets net of accumulated
 amortization of $3,090 at September 30,
 2003 and $2,655 at December 31, 2002 ............         5,641          6,076
Goodwill .........................................           307            307
Other assets .....................................           569            526
Deferred tax assets ..............................         8,810          8,810
                                                        --------       --------
                                                        $ 44,581         46,506
                                                        ========       ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................      $  2,547          3,115
   Accrued expenses ..............................         3,085          2,910
   Deferred revenue ..............................           291            427
   Income tax payable ............................           403            341
                                                        --------       --------
             Total current liabilities ...........         6,326          6,793
                                                        --------       --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value
   Authorized 20,000,000 shares:
   issued and outstanding 9,260,020
   shares at September 30, 2003 and
   9,676,931 at December 31, 2002  ...............             9             10
  Additional paid-in capital .....................        41,975         44,500
  Accumulated deficit ............................        (3,036)        (3,382)
  Accumulated other comprehensive loss ...........          (693)        (1,415)
                                                        --------       --------
             Net stockholders' equity ............        38,255         39,713
                                                        --------       --------
                                                        $ 44,581         46,506
                                                        ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREEAND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                 (Amounts in thousands, except per share data)
                                   (Unaudited)


                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                              2003        2002        2003        2002
                                            --------    --------    --------    --------
Net sales ...............................   $ 10,744      10,101      33,377      30,175
Cost of sales ...........................      5,079       4,365      15,160      13,109
                                            --------    --------    --------    --------
    Gross profit ........................      5,665       5,736      18,217      17,066
                                            --------    --------    --------    --------

Operating expenses:
    Research and development ............      1,687       1,557       5,530       4,362
    Sales and marketing .................      2,188       1,961       7,064       6,239
    General and administrative ..........      1,729       1,394       4,664       4,325
    Amortization of intangibles .........        145         160         435         481
                                            --------    --------    --------    --------
         Total operating expenses .......      5,749       5,072      17,693      15,407
                                            --------    --------    --------    --------
Operating income (loss) .................        (84)        664         524       1,659

Interest income (expense), net ..........         (2)         21          26          82
Other expense, net ......................        (19)         (8)       (101)        (10)
                                            --------    --------    --------    --------
Income (loss) before income taxes .......       (105)        677         449       1,731
Income tax expense (benefit) ............        (24)        149         103         381
                                            --------    --------    --------    --------
        Income (loss) before cumulative
          effect of accounting change ...        (81)        528         346       1,350
Cumulative effect of accounting change
  (net of applicable income taxes $1,759)       --           423        --        (2,447)
                                            --------    --------    --------    --------

Net income (loss) .......................   $    (81)        951         346      (1,097)
                                            ========    ========    ========    ========

Net income (loss) per share before
  accounting change:
    Basic ...............................   $  (0.01)       0.05        0.04        0.14
                                            ========    ========    ========    ========
    Diluted .............................   $  (0.01)       0.05        0.04        0.13
                                            ========    ========    ========    ========

Net income (loss) per share:
    Basic ...............................   $  (0.01)       0.10        0.04       (0.11)
                                            ========    ========    ========    ========
    Diluted .............................   $  (0.01)       0.05        0.04       (0.11)
                                            ========    ========    ========    ========

Shares used to compute per share
  amounts:
    Basic ...............................      9,181       9,651       9,418       9,830
                                            ========    ========    ========    ========
    Diluted .............................      9,181      10,029       9,729      10,289
                                            ========    ========    ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (Amounts in thousands)
                                   (Unaudited)


                                                                    2003       2002
                                                                  -------    -------
Cash flows from operating activities:
      Net income (loss) .......................................   $   346     (1,097)
      Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
           Depreciation and amortization ......................     1,966      1,686
           Cumulative effect of accounting change .............      --        4,629
      Changes in assets and liabilities:
           Accounts receivable ................................      (706)       (33)
           Inventories ........................................    (1,051)      (516)
           Prepaid expenses and other current assets ..........      (562)      (192)
           Deferred income taxes ..............................      (372)    (1,500)
           Other assets .......................................       (43)       (31)
           Accounts payable ...................................      (697)        13
           Accrued expenses ...................................        30       (173)
           Deferred revenue ...................................      (135)        35
           Income taxes payable ...............................       563        375
                                                                  -------    -------
      Net cash provided from (used in) operating activities ...      (663)     3,196
                                                                  -------    -------

Cash flows from investing activities:
      Purchase of property and equipment ......................      (752)    (2,632)
                                                                  -------    -------
           Net cash used in investing activities ..............      (752)    (2,632)
                                                                  -------    -------

Cash flows from financing activities:
      Proceeds from the exercise of options ...................       580        224
      Payments to acquire treasury stock ......................    (3,478)    (4,611)
                                                                  -------    -------
Net cash used in financing activities .........................    (2,898)    (4,387)
                                                                  -------    -------

           Net decrease in cash and cash equivalents ..........    (4,313)    (3,823)
Effect of exchange rates on cash and cash equivalents .........       (84)       150

Cash and cash equivalents at beginning of period ..............     5,941      9,471
                                                                  -------    -------

Cash and cash equivalents at end of period ....................   $ 1,544      5,798
                                                                  =======    =======

Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
           Interest ...........................................   $     2          1
                                                                  =======    =======
           Income taxes .......................................   $   700         24
                                                                  =======    =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of BioSource International, Inc. (the "Company," "we," "us," or "our") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of results to be expected for the full fiscal year.

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

Through the first nine months ended September 30, 2003, the Company capitalized its annual catalog production costs. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the 2002 catalog, the Company put substantial effort into increasing the number of customers in its customer database and in conjunction with that, increased its dependence on its catalog to attract more customers. As a result, the Company believes that its 2003 catalog is a direct response advertisement whose primary purpose is to elicit sales to customers that respond specifically to the catalog resulting in probable future economic benefit. Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. In the first nine months of 2002, the Company expensed approximately $490,000 of catalog costs compared to $442,000 for the first nine months of 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the EITF reached a consensus on Issue No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES." EITF 00-21 addresses the accounting for contractual arrangements in which revenue-generating activities are performed. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence for fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 is effective for interim periods beginning after June 30, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's financial statements.

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

3.       INVENTORIES (AMOUNTS IN THOUSANDS):

                                               SEPT. 30,        DEC. 31,
                                                 2003             2002
                                                -------         -------

         Raw materials ................         $ 3,054           2,703
         Work in process ..............             755             493
         Finished goods ...............           6,676           5,684
                                                -------         -------
                                                $10,485           8,880
                                                =======         =======

4.       PROPERTY AND EQUIPMENT (AMOUNTS IN THOUSANDS):
                                                          SEPT. 30,    DEC. 31,
                                                            2003        2002
                                                          --------    --------

         Machinery and equipment ......................   $  9,443       9,241
         Office furniture and equipment ...............      4,072       3,708
         Leasehold improvements .......................      1,794       1,530
                                                          --------    --------
                                                            15,309      14,479
         Less accumulated depreciation and amortization     (8,634)     (7,081)
                                                          --------    --------
                                                          $  6,675       7,398
                                                          ========    ========

5.       GOODWILL  AND  INTANGIBLE  ASSETS - ADOPTION  OF  FINANCIAL  ACCOUNTING
         STATEMENT 142

The Company implemented Financial Accounting Standard ("FAS") 141 and 142 in January 2002. Through the first nine months of 2002, the Company recognized a charge, net of applicable income taxes, of $2,447,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of all of the goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") and Biofluids in December 1998. The Company continues to carry certain identifiable intangible assets with definite useful lives on its balance sheet. The amortization associated with these identifiable intangible assets was approximately $145,000 and $160,000 for the quarters ended September 30, 2003 and 2002, respectively and $435,000 and $481,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                        2003          2002
                                                      --------      --------
                                           (in thousands, except per share data)
NET INCOME (LOSS):
         As reported ............................     $    346        (1,097)

              Deduct: Total stock-based
              employee compensation expense
              determined under fair value
              based method for all awards,
              net of tax effects ................         (915)       (1,697)
                                                      --------      --------

         Pro forma net loss available to
              common shareholders ...............     $   (569)       (2,794)
                                                      ========      ========

NET INCOME (LOSS) PER SHARE:
         Basic - as reported ....................     $   0.04         (0.11)
                                                      ========      ========

         Basic - pro forma ......................     $  (0.06)        (0.28)
                                                      ========      ========

         Diluted - as reported ..................     $   0.04         (0.11)
                                                      ========      ========

         Diluted - pro forma ....................     $  (0.06)        (0.28)
                                                      ========      ========

7.       EARNINGS PER SHARE

The reconciliation of basic to diluted weighted average shares is as follows (amounts in thousands):

                                                THREE MONTHS       NINE MONTHS
                                                   ENDED              ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                2003     2002     2003     2002
                                               ------   ------   ------   ------

Weighted average shares used in
     basic computation .....................    9,181    9,651    9,418    9,830

Dilutive stock options and warrants ........        0      378      311      459
                                               ------   ------   ------   ------

Weighted average shares used for
     diluted computation ...................    9,181   10,029    9,729   10,289
                                               ======   ======   ======   ======

Options to purchase 2,048,205 and 1,212,904 shares were not included in the computation of diluted net income per share for the three month periods ended September 30, 2003 and 2002, respectively because their effect would be anti-dilutive.

Options to purchase 911,822 and 1,122,276 shares were not included in the computation of diluted net income per share for the nine month periods ended September 30, 2003 and 2002, respectively because their effect would be anti-dilutive.

Warrants to purchase 1,287,000 shares at a weighted average exercise price of $7.77 per share were outstanding as of September 30, 2003 and 2002 but were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2003 and 2002 because their effect would be anti-dilutive.

8.       STOCKHOLDERS' EQUITY

Comprehensive income (loss) is determined as follows (amounts in thousands):

                                               THREE MONTHS       NINE MONTHS
                                                   ENDED              ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                              2003      2002     2003     2002
                                             ------    ------   ------   ------

Net income (loss) ........................   $  (81)      951      346   (1,097)

Foreign currency translation
   adjustments, net of tax ...............      123        30      723      730
                                             ------    ------   ------   ------

Total comprehensive income (loss) ........   $   42       981    1,069     (367)
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


                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                           --------------------    --------------------
                                             2003        2002        2003        2002
                                           --------    --------    --------    --------
SALES - FROM SEGMENTS (IN THOUSANDS):
Net sales to external customers from:
     United States:
         Domestic ......................   $  5,917       5,951      18,325      17,952
         Export ........................      1,106       1,055       3,400       3,164
                                           --------    --------    --------    --------
                Total United States ....      7,023       7,006      21,725      21,116
     Europe ............................      3,721       3,095      11,652       9,059
                                           --------    --------    --------    --------
                Consolidated ...........   $ 10,744      10,101      33,377      30,175
                                           ========    ========    ========    ========

Operating income (loss):
     United States .....................   $   (665)        (20)     (1,573)       (340)
     Europe ............................        581         684       2,097       1,999
                                           --------    --------    --------    --------
                Consolidated ...........   $    (84)        664         524       1,659
                                           ========    ========    ========    ========

SALES - TO SEGMENTS (IN THOUSANDS):
Net sales to external customers in:
     United States .....................   $  5,917       5,951      18,329      17,952
     Europe ............................      3,162       2,725       9,957       7,984
     Japan .............................        867         842       2,693       2,601
     Other .............................        798         583       2,398       1,638
                                           --------    --------    --------    --------
                Consolidated ...........   $ 10,744      10,101      33,377      30,175
                                           ========    ========    ========    ========

SALES - BY PRODUCT GROUP (IN THOUSANDS):
Net sales by product group:
     Cytokine ..........................   $  4,862       4,627      15,222      13,872
     Signaling .........................      2,308       2,013       7,049       5,273
     Custom ............................      3,574       3,461      11,106      11,030
                                           --------    --------    --------    --------
                Consolidated ...........   $ 10,744      10,101      33,377      30,175
                                           ========    ========    ========    ========

10.      LINE OF CREDIT

In June 2003, the Company established a one-year revolving loan with a commercial bank that allows the Company to withdraw from time to time amounts that in the aggregate are not to exceed $2,500,000. The loan was established for working capital and stock repurchase needs, when and as necessary. The principal terms of the revolving loan include an interest rate of 2.75% on borrowed funds and a quarterly unused balance fee of .375%. The principal covenants include maintaining quarterly profitability, a maximum liability to tangible net worth ratio of 1.0 to 1.0, and a minimum cash balance of $750,000 as of the end of each fiscal quarter. The Company received a waiver from its commercial bank for the three months ended September 30, 2003 with respect to the profitability covenant it maintains on this one-year revolving loan. As of September 30, 2003 and from October 1, 2003 through November 12, 2003, the Company had no borrowings under the revolving loan. The Company currently anticipates maintaining the revolving loan until such time that management or the Board believes that working capital and stock repurchase needs no longer require its availability.


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

OVERVIEW

Our Company develops, manufactures, markets and distributes products and services that are widely used in biomedical research. Our products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, and AIDS and certain other infectious diseases. We have a wide variety of products, including immunoassay and ELISA test kits; immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. We also manufacture and market custom oligonucleotides, peptides and antibodies to the specifications of our customers. We use recombinant DNA technology to produce cytokines and other proteins. We have registered our analyte specific reagents with the FDA and have received a license to sell these products as Class I Medical Devices. We market these products to IN VITRO diagnostic manufacturers and clinical reference laboratories as "active ingredients" in the tests they produce to identify various specific diseases or conditions. In order to market these products as medical devices, we are required to be in compliance with the FDA's Current Good Manufacturing Practices and Regulations.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS.

         The Company had $7,420,000 in gross trade accounts receivable and $221,000 in allowance for doubtful accounts on the consolidated balance sheet at September 30, 2003. The Company has procedures in place to adequately review the credit worthiness of new customers and also to properly review orders from existing customers to determine if a change in credit terms is warranted. The Company determines its allowance for doubtful accounts by looking at its entire outstanding invoices and, based on certain criteria including past payment history and current credit worthiness, determines specific customers and invoices that need a specific allowance. This review of our allowance for doubtful accounts is done timely and consistently throughout the year. The Company has accounts receivable amounts from certain customers as of September 30, 2003 whereby, if their financial condition changed and a significant allowance needed to be created, could have a material adverse effect on the Company's financial results for 2003.

         INVENTORY ADJUSTMENTS TO LOWER OF COST OR MARKET.

         The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The manufacturing process for antibodies has and may continue to produce quantities substantially in excess of forecasted usage and anticipated antibody sales volumes are highly uncertain and realization of individual product cost may not occur. As a result, the Company reserves its entire manufactured antibody inventory at 100% of its value. As of September 30, 2003, the Company had $5,052,000 of manufactured antibodies in its inventory and a reserve for these antibodies totaling $5,052,000. The Company will continue to monitor its antibody inventory and the continued need for a 100% reserve. Additionally, material inventory write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.

         DEFERRED TAX ASSETS AND DEFERRED INCOME TAXES.

         The Company has $11,055,000 in deferred income tax assets on its consolidated balance sheet as of September 30, 2003. As of September 30, 2003, no valuation allowance has been set up to offset any of the deferred tax assets. The ability to realize these deferred tax assets depends entirely on the Company generating taxable income in the future. The Company has used historical information as well as a projected financial outlook to project taxable income amounts. The Company believes it is more likely than not that it will be able to realize these benefits in the future. A material change in our expected realization of these assets would occur if the ability to deduct tax loss carryforwards against future taxable income is altered. If our projections involving tax planning and operating strategies do not materialize or if significant changes in tax laws occur within the various tax jurisdictions in which we operate, we would have to set up a valuation allowance against our deferred tax assets that could materially affect our tax expense and our financial results.

         The Company believes the following critical accounting policies affect our more significant judgements and estimates used in preparation of our consolidated financial statements.

         REVENUE RECOGNITION. The Company's revenue is generated from the sale of products primarily manufactured internally. The Company does have a small amount of products that are sold on an original equipment ("OEM") basis. The Company sells standard and custom products directly to end users and distributors and recognizes revenue upon transfer of title to the customer, which occurs upon shipment. General sales and payment terms to distributors are similar to those granted to end user customers. Certain end user customers prepay for product and request shipment of the product at future dates, primarily sera or media products. The Company records deferred revenue until such time as a product is shipped to a customer. Approximately 32% of the Company's net sales for the nine months ended September 30, 2003 were to distributors compared to 28% for the nine months ended September 30, 2002. The Company's distribution agreements do not provide a general right of return. The amount of the Company's inventory held by distributors is not believed to be substantial.

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

         LONG-LIVED ASSETS. It is our policy, and in accordance with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, the Company has determined that its long-lived assets are not impaired as of September 30, 2003.

         GOODWILL. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." The Company used the present value method for determining the fair value of its reporting units. Through the first nine months of 2002, the Company recognized a charge, net of applicable income taxes, of $2,447,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. The charge included the write off of all of the goodwill related to the acquisition of Quality Controlled Biochemicals ("QCB") and Biofluids in December 1998. The Company continues to carry certain identifiable intangible assets with definite useful lives on its balance sheet. The amortization associated with these identifiable intangible assets was approximately $435,000 and $481,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

         ADVERTISING COSTS. For the nine months ended September 30, 2003, the Company capitalized its annual catalog production costs. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the 2002 catalog, the Company put substantial effort into increasing the number of customers in its customer database and in conjunction with that, increased its dependence on its catalog to attract more customers. As a result, the Company believes that its 2003 catalog is a direct response advertisement whose primary purpose is to elicit sales to customers who respond specifically to the catalog resulting in probable future economic benefit. Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. In the first nine months of 2002, the Company expensed approximately $490,000 of catalog costs compared to $442,000 for the first nine months of 2003.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES: Net sales for the quarter ended September 30, 2003 were $10.7 million, an increase of $600,000, or 6%, (3% after eliminating the $358,000 positive impact of foreign exchange), compared to net sales for the quarter ended September 30, 2002. The Company's increased sales and marketing expenditures, including increased catalog distribution, and its continued investment in research and development activities resulting in new products for sale, have been primary drivers for its sales growth.

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

For the three months ended September 30, 2003, sales of the Company's Signal Transduction Products, grew 15% compared to the comparable prior year quarter, from $2,013,000 to $2,308,000. Signal Transduction Products represented approximately 21% of our total sales for the three months ended September 30, 2003 and 20% of sales for the three months ended September 30, 2002. The Company believes its volume of transactions in the signal transduction market is growing and has opportunities for continued significant growth in this market. The Company's sales growth in its Cytokine Products for the quarter ending September 30, 2003 was 5%, increasing from $4,627,000 to $4,862,000, compared to the three months ended September 30, 2002. The Cytokine Products represent approximately 46% of our total sales for the three months ended September 30, 2003 and 2002, respectively. The Cytokine market is a mature market which the Company believes continues to have opportunities for solid sales growth through focused sales and marketing efforts and through targeted research and development activities. The Company's Custom Product lines, which represented approximately 33% and 34% of our total sales for the three months ended September 30, 2003 and 2002 respectively, increased 3% compared to the comparable prior year quarter, from $3,461,000 to $3,574,000. Increased diagnostic, sera and media and custom antibody sales were offset by a decrease in oligonucleotide and custom peptide sales.

For the three months ended September 30, 2003, the Company's North American net sales were flat as compared to the three months ended September 30, 2002. European sales for the three months ended September 30, 2003 increased 15% (9% excluding the favorable effects of currency fluctuations), as compared to the comparable prior year period. Sales in Japan and the rest of the world increased 18%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The increase in sales in Japan and the rest of the world is primarily attributable to increased sales of diagnostic products through our non-European distribution networks.

GROSS PROFIT: Gross profit margin was 53% for the three months ended September 30, 2003 and 57% for the three months ended September 30, 2002. Lower margins in our Custom Product lines, an increase in our royalty expense and an increase in our scrap and obsolescence accounted for a significant portion of the margin decrease

RESEARCH AND DEVELOPMENT: Research and development expense for the three months ended September 30, 2003 and 2002 was $1.7 million and $1.6 million and represented 16% and 15% of sales, respectively. The increase of approximately $100,000 in research and development expenses for the three months ended September 30, 2003 when compared to the comparable prior year period reflects the Company's incremental investment in additional personnel and materials primarily in the Cytokine and Signal Transduction research areas. This total investment in the Company's research capabilities has resulted in the increased release of higher quality and novel products, which has produced increased sales in both the Cytokine and Signaling product lines. Quarterly expenditures in research and development for the remainder of 2003 are expected to be slightly less than those occurring in the third quarter of 2003 due to one time start up costs for products introduced in the first three quarters of 2003 and expected efficiencies in R & D processing.

SALES AND MARKETING: Selling and marketing expenses were $2.2 million for the three months ended September 30, 2003 and $2.0 million for the three months ended September 30, 2002, representing 20% and 19% of sales, respectively. The increase in sales and marketing is due to additional personnel costs and marketing programs.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $1.7 million for the three months ended September 30, 2003, and $1.4 million for the three months ended September 30, 2002, an increase of approximately $300,000. This increase was due primarily to a charge of $235,000 related to costs incurred in connection with the indefinite leave of absence and resignation of Leonard Hendrickson, the Company's former President and Chief Executive Officer, which occurred in September of 2003. As a percentage of sales, general and administrative expenses represented 16% and 14% for the three months ended September 30, 2003 and 2002, respectively.

Excluding the $235,000 charge for costs incurred with the leave of absence and resignation of Mr. Hendrickson, G&A expenses as a percentage of sales would have been 14%.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets for each of the three months ended September 30, 2003 and 2002 amounted to $145,000 and
$160,000, respectively, and was related primarily to the amortization of the identifiable intangible assets from the QCB and Biofluids acquisitions transacted in 1998.

INTEREST INCOME (EXPENSE), NET: Net interest expense for the three months ended September 30, 2003 was $2,000 which resulted from interest expense from borrowings on the revolving loan offset by interest income derived from cash investments. Interest income for the three months ended September 30, 2002 was $21,000, which was related to interest income on cash invested in short-term securities.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES: Net sales for the nine months ended September 30, 2003 were $33.4 million, an increase of $3.2 million, or 11% (6% after eliminating the $1,529,000 positive impact of foreign exchange), compared to net sales for the nine months ended September 30, 2002. The Company's increased sales and marketing expenditures, including increased catalog distribution, and its continued investment in research and development activities resulting in new products for sale, have been primary drivers for sales growth in North America and Europe.

For the nine months ended September 30, 2003, sales of the Company's Signal Transduction Products, grew 34% compared to the comparable prior year period, from $5,273,000 to $7,049,000. Signal Transduction Products represent approximately 21% of our total sales for the nine months ended September 30, 2003 and 17% of sales for the nine months ended September 30, 2002. The Company believes its volume of transactions in the signal transduction market is growing and has opportunities for continued significant growth in this market. The Company's sales growth in its Cytokine Products for the nine months ending September 30, 2003 was 10%, increasing from $13,871,000 to $15,222,000 compared to the nine months ended September 30, 2002. The Cytokine product line represents approximately 46% of our total sales for each of the nine-month periods ended September 30, 2003 and 2002. The Cytokine market is a mature market which the Company believes continues to have opportunities for solid sales growth through focused sales and marketing efforts and through targeted research and development activities. Sales from the Company's Custom Product lines increased 1% compared to the comparable prior year period, from $11,030,000 to $11,107,000. The Custom Product line represents approximately 33% of our total sales for the nine months ended September 30, 2003 as compared to 37% for the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, the Company achieved net sales growth in North America of 3% as compared to the nine months ended September 30, 2002. European sales for the nine months ended September 30, 2003 increased 24% (12% excluding the favorable effects of currency fluctuations), as compared to the comparable prior year period. Sales in Japan and the rest of the world increased 19% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Increases in diagnostic sales through our non-European distributors were major contributors to this growth.

GROSS PROFIT: Gross profit margin was 55% for the nine months ended September 30, 2003 and 57% for the nine months ended September 30, 2002. The Company's margin decreased 2% in part due to increases in its scrap and obsolescence and lower margins in its custom product lines during the first nine months of 2003. Lower margins from our European operations also contributed to this margin reduction

RESEARCH AND DEVELOPMENT: Research and development expenses for the nine months ended September 30, 2003 and 2002 were $5.5 million and $4.4 million and represented 17% and 14% of sales, respectively. The increase in research and development expenses for the nine months ended September 30, 2003, when compared to the comparable prior year period reflects the Company's incremental investment in additional personnel and materials in the Cytokine and Signal Transduction research areas. The Company has made significant investments in its R & D capabilities over the past 18 months. The result of this investment has been the release of significantly more and higher quality novel products, and resulted in increased sales in both the Cytokine and Signaling product lines. Quarterly expenditures in R&D for the remainder of 2003 are expected to be less than those in the first three quarters of 2003 due to one time start up costs for products introduced in the first three quarters of 2003 and expected efficiencies in R & D processing.

SALES AND MARKETING: Selling and marketing expenses were $7.1 million for the nine months ended September 30, 2003 and $6.2 million for the nine months ended September 30, 2002, representing 21% and 21% of sales, respectively. The increase is due to additional investment in personnel and marketing programs. The Company expects its quarterly sales and marketing expenses to decline in the fourth quarter of 2003 from spending levels incurred in the first three quarters of 2003 as a result of specific branding efforts occurring during the first nine months of 2003 that are not anticipated to continue in the last quarter of 2003.

For the nine months ended September 30, 2003, the Company capitalized its annual catalog production costs. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the 2002 catalog, the Company put substantial effort into increasing the number of customers in its customer database and in conjunction with that, increased its dependence on its catalog to attract more customers. As a result, the Company believes that its 2003 catalog is a direct response advertisement whose primary purpose is to elicit sales to customers that respond specifically to the catalog resulting in probable future economic benefit. Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. In the first nine months of 2002, the Company expensed approximately $490,000 of catalog costs compared to $442,000 for the first nine months of 2003.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $4.7 million and $4.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively. As a percentage of sales, general and administrative expenses represented 14% for both the nine months ended September 30, 2003 and 2002, respectively. Excluding a $235,000 charge for costs incurred with the indefinite leave of absence and resignation of Mr. Hendrickson, the Company's former CEO, G&A expenses as a percentage of sales would have been 13%.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets for each of the nine months ended September 30, 2003 and 2002 amounted to $435,000 and $481,000, respectively and is related primarily to the amortization of the identifiable intangible assets from the QCB and Biofluids acquisitions transacted in 1998.

INTEREST INCOME, NET: Net interest income for the nine months ended September 30, 2003 was $26,000 and $82,000 for the nine months ended September 30, 2002. These amounts were primarily related to interest income on cash invested in short-term securities during each of the respective nine-month periods.

INCOME TAX EXPENSE: The effective tax rate for the nine months ending September 30, 2003 is 23% compared to 22% for the nine months ended September 30, 2002. The Company continues to benefit from R & D and other tax credits which when applied to income levels for the periods presented is resulting in effective tax rates lower than the current applicable federal and state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents equal to $1,544,000 as of September 30, 2003, decreased by $4,397,000 from $5,941,000 at December 31, 2002. The decrease in cash for the nine months ended September 30, 2003 was partially due to a cash outlay of $3.5 million for the repurchase of 658,000 shares of the Company's common stock through its stock repurchase program initiated in October 2001. For the nine months ended September 30, 2003, the Company received $580,000 from the issuance of common stock related to the exercise of stock options and spent $752,000 on capital expenditures, primarily used for the purchase of laboratory and manufacturing equipment. Net cash used in operating activities for the nine months ended September 30, 2003 was $663,000 compared to net cash provided from operations of $3,196,000 for the nine months ended September 30, 2002. The net cash provided for operating activities in 2002 was positively affected by net income before cumulative effect of accounting change of $1,350,000. Working capital, which is the excess of current assets over current liabilities, was $16,253,000 at September 30, 2003, as compared to $16,596,000 at December 31, 2002, representing a decrease of $343,000.

In October of 2001, the Company announced that its Board of Directors had approved a stock repurchase program. The Board originally authorized the Company to repurchase up to $5 million of its common stock and have the program expire on June 30, 2003. The repurchases are to be made at the discretion of management and could be made at any time, as market conditions warrant. On July 19, 2002, the Company amended the stock repurchase program and increased its repurchase commitment by $5 million to a total of $10 million. On April 22, 2003, the Company again amended the stock repurchase program extending the expiration date of the Company's current program from June 2003 until June 2004. In addition, the Board approved adding $5 million to its current $10 million dollar allowable repurchase commitment, bringing the total limit to $15 million. During the first nine months of 2003, the Company spent $3.5 million repurchasing 658,000 shares of its common stock under its stock repurchase program, bringing the total number of shares repurchased since October 2001 to 1,536,000 and total cash outlays to $8,700,000. All repurchased shares have been retired. This has contributed to the reduction in weighted average basic shares outstanding for the nine months ended September 30, 2003 to 9,418,000 compared to the 9,830,000 diluted shares for the nine months ended September 30, 2002. Since inception of the current stock repurchase program, the Company has repurchased 15% of its outstanding common stock.

In June 2003, the Company established a one-year revolving loan with a commercial bank that allows the Company to withdraw from time to time amounts that in the aggregate are not to exceed $2,500,000. The loan was established for working capital and stock repurchase needs, when and as necessary. The principal terms of the revolving loan include an interest rate of 2.75% on borrowed funds and a quarterly unused balance fee of .375%. The principal covenants include maintaining quarterly profitability, a maximum liability to tangible net worth ratio of 1.0 to 1.0, and a minimum cash balance of $750,000 as of the end of each fiscal quarter. The Company received a waiver from its commercial bank for the three months ended September 30, 2003 with respect to its profitability covenant it maintains on this one-year revolving loan. As of September 30, 2003 and from October 1, 2003 through November 12, 2003, the Company had no borrowings under the revolving loan. The Company currently anticipates maintaining the revolving loan until such time that management or the Board believes that working capital and stock repurchase needs no longer require its availability.

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

COMPLIANCE WITH NEW RULES AND REGULATIONS CONCERNING CORPORATE GOVERNANCE MAY BE COSTLY AND COULD HARM OUR BUSINESS.

The Sarbanes-Oxley Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

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

Our success also will continue to depend to a significant extent on the members of our management team. We do not maintain any "key man" insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of any of our key management or employees, could have a material adverse effect upon our business.

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

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

International sales accounted for approximately 45% and 41% of our revenues in the first nine months of 2003 and 2002, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

In addition, approximately 32% of our sales in the nine months ended September 30, 2003, were made in foreign currencies, primarily the Euro. A significant portion of the foreign currencies in which we conduct our business is currently, or may in the future be, denominated in Euros. We are not certain about the future effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

As of October 31, 2003, 63 of our 262 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $2.41 to $32.00 per share from January 1, 1998, through September 30, 2003, and from $5.00 to $7.97 per share from January 1, 2003, through September 30, 2003.

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

These provisions, as well as other provisions in our certificate of incorporation and bylaws and under the Delaware General Corporations Law, may make it more difficult for a third party to acquire our company, even if the acquisition attempt was at a premium over the market value of our common stock at that time.
Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 34% of our outstanding common stock, based upon the beneficial ownership of our common stock as of September 30, 2003. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

Our executive officers, directors and principal stockholders beneficially own approximately 34% of our outstanding common stock, based upon the beneficial ownership of our common stock as of September 30, 2003. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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

Members of the Company's management, including the Company's President and Chief Executive Officer, Terrance J. Bieker, and Chief Financial Officer, Charles Best, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, the end of the period covered by this report. Based upon that evaluation, Mr. Bieker and Mr. Best believe that, as of September 30, 2003, the Company's disclosure controls and procedures were effective in causing materials to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its Securities and Exchange Commission disclosure obligations.


As of September 30, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls known to Mr. Bieker or to Mr. Best.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On July 18, 2003, the Company held its Annual Meeting of Stockholders. At the annual meeting, there were 9,614,055 shares entitled to vote and 8,436,179 shares were represented at the meeting in person or by proxy. The following sets forth the identity of directors elected for one year and until their respective successors have been elected. In addition, the results of the voting on the ratification of appointment of the Company's auditors are included:

         1.  Election of directors
                                                                        BROKER
                                         FOR      AGAINST   ABSTAIN    NON-VOTES
                                      ------------------------------------------

             Jean-Pierre L. Conte     8,343,782      0        92,397       0
             Leonard M. Hendrickson   8,054,895      0       381,284       0
             David J. Moffa           8,346,662      0        89,517       0
             John R. Overturf, Jr.    8,357,743      0        78,436       0
             Robert J. Weltman        8,387,823      0        48,356       0


         2.  Ratification of Auditors

                                                                        BROKER
                                         FOR      AGAINST   ABSTAIN    NON-VOTES
                                      ------------------------------------------

                                      8,386,748    39,120    10,311        0

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Certificate of Terrance J. Bieker, Chief Executive Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

                  31.2 Certificate of Charles C. Best, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

                  32.1 Certificate of Terrance J. Bieker and Charles C. Best, Chief Executive Officer and Chief Financial Officer, respectively, of BioSource International, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

         (b)      Reports on Form 8-K

                  The Company filed a current report on Form 8-K dated July 22, 2003, reporting the issuance of a press release announcing the Company's financial results for the fiscal quarter ended June 30, 2003.

                  The Company filed a current report on Form 8-K dated September 15, 2003, reporting the issuance of a press release announcing the commencement of an indefinite medical leave of absence of its then President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BIOSOURCE INTERNATIONAL, INC.
                                                 (Registrant)




Date:  November 13, 2003                /S/ TERRANCE J. BIEKER
                                        ----------------------------------------
                                           Terrance J. Bieker
                                           President and Chief Executive Officer




Date:  November 13, 2003                /S/ CHARLES C. BEST
                                        ----------------------------------------
                                           Charles C. Best
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

31.1 Certificate of Terrance J. Bieker, Chief Executive Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Charles C. Best, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Terrance J. Bieker and Charles C. Best, Chief Executive Officer and Chief Financial Officer, respectively, of BioSource International, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.