Form 10-K
period 2003-12-31
BIOSOURCE INTERNATIONAL INC
filed 2004-03-29
CIK 860451

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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


       The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) held by non-affiliates of the registrant as of June 30, 2003 was $63,130,558

       The number of shares of the Registrant's common stock outstanding as of March 15, 2004 was 9,402,618.

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

The forward-looking information set forth in this annual report on Form 10-K is as of March 15, 2004, and we undertake no duty to update this information. Should events occur subsequent to March 15, 2004 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 26 of this Form 10-K.

OVERVIEW

The Company manufactures markets and distributes products used worldwide in biomedical research that are instrumental in the development of new drug therapies and medical diagnostic methods. Our products enable scientists and biomedical researchers to better understand the biochemistry, immunology and cell biology of the human body, as well as disease processes. The Company offers over 3,600 products that are grouped into the following product lines: Assays; Biologicals (Antibodies, Bioactive Proteins and Peptides and Oligonucleotides) and Serum & Media. We believe we offer a unique combination of skills resulting in a focused range of products and services for the worldwide academic and government research, pharmaceutical and biotechnology industries.

The Company believes it has a strong scientific research staff, a broad product line and an established trade name, giving it a solid presence in the biomedical research market. We intend to continue our focus on new product development, particularly assay kits, as the driver of growth for the Company. We may also seek to acquire businesses, products and technologies complementary to our current business through acquisitions, licensing or joint ventures.

The Company was originally incorporated as a California corporation in October 1989, and was reincorporated as a Delaware corporation in May 1993. The Company's executive offices are located at 542 Flynn Road, Camarillo, California 93012, and its telephone number is (805) 987-0086. The Company's common stock is traded on the NASDAQ National Market under the ticker symbol "BIOI." Information on the Company's website, www.biosource.com, does not constitute part of this annual report.

INDUSTRY OVERVIEW

The biomedical research industry has seen significant advances in the understanding of physiological processes at the cellular and molecular level. The sequencing of the human genome has accelerated the need for methods and products to research and identify thousands of previously unknown proteins that potentially play key roles in cell function, normal and diseased. These proteins are of significant interest to the pharmaceutical industry, since they can be used as the basis of new therapeutic discovery and development. The core competencies the company has developed in molecular and cellular biology, immunology and custom biological services address this need. Biomedical researchers around the world are constantly in search of specialty research products and services, which are necessary to conduct both basic and clinical research. This research is conducted in settings that range from university and medical school laboratories to pharmaceutical and biotechnology research and development groups. The success of this type of research depends upon the availability of high quality biological reagents and custom services, including the serum & media, assay kits and the related biologicals that the Company develops, manufactures and sells.

STRATEGY

The Company's basic strategy is to increase its organic growth rate through focused research and development and sales and marketing investments in cellular communication pathway markets with high growth potential. Cellular communication pathway markets include both extracellular signaling products (such as cytokines) and intracellular signaling products (such as signal transduction). BioSource will exploit unique corporate and product capabilities to drive product growth in these select markets with particular emphasis on developing and selling assay kits. In addition, strong emphasis is placed on developing the network and systems to provide uncompromising customer support. As a complement to the core organic growth strategy, we may also seek to acquire businesses, products and technologies complementary to our current business through acquisitions, licensing or joint ventures. In order to facilitate the core strategy, the Company is:

o Applying a focused investment strategy in research and development. In 2003 the Company spent 16% of net sales on research and development. In previous years, internal research and development spending was directed towards creating a high volume of new products with emphasis on building a broad range or menu of key biologicals for the study of cellular pathways. Now that the broad menu has been developed, research and development spending in 2004 is being focused upon the development of new, high volume and greater profit assay kits and their directly related biologicals. As a result, the Company is not necessarily focused on a high number of new products as a goal, but on the specific type of new product, and their complementary biologicals that provide greater sales potential in the marketplace. Research and Development spending for the next few years is projected to stay in the range of 14-16% of sales. We expect this more focused investment to result in a higher rate of return on our research and development spending.

o Continuing to invest in a customer support infrastructure. The Company has made significant investments in its sales and marketing activities over the past few years and believes it must continue to do so in the future. This investment is necessary to access and to support the large, $1.5B cellular communication pathway research market. The company has its own sales force and sells direct in the United States and certain major markets in Europe. The remainder of the world is serviced through a network of local distributors comprising approximately 25% of the Company's 2003 revenues. A key strategy of the Company is to differentiate itself by providing personalized, uncompromising logistical and scientific support. Consequently, continued strong investments in sales and marketing are anticipated.

o Accelerating critical external business development efforts to support the Company's more focused assay kit strategy. We anticipate this focus will result in additional relationships in the areas of licensing, strategic partnerships, OEM relationships and, possibly, acquisitions as a complementary strategy to enable our assay development and manufacturing expertise to be more readily exploited in novel platforms and technologies. The Company feels that this business development strategy will complement its existing core competencies and further strengthen its position in the proteomics markets of cellular communication pathways.

PRODUCTS

BioSource currently offers over 3,600 products. Our strategy is to place a more focused effort on selling assays and their directly related biological and cell growth product lines. Assay kits are typically sold in higher volume and at a higher gross margin than our other product lines. In 2003, assay kits made up approximately 50% of our total sales. Our goal is to continue to increase this percentage in 2004 and beyond. We group our products into three categories:
Assays or Assay Kits, Biologicals and Serum & Media.

ASSAYS

"Assays" or "Assay Kits" are a collection of reagents, buffers, calibrators and active biologicals that are standardized, validated and assembled into a ready to use package of products. Researchers use these assay kits to measure specific responses in animal disease models or humans. There are numerous hardware and software systems (not marketed by BioSource) used by a researcher to perform these tests. The majority of these test systems are "open platforms" in that they allow the use of third party providers of assay kits. BioSource has targeted the open platform market. Below is described some of the more common BioSource assay technologies.

ENZYME-LINKED IMMUNOSORBENT ASSAY ("ELISA") TEST KITS. In a typical ELISA test kit, an antibody is immobilized or "bound" on a microtiter well of the kit's test plate. A sample containing the antigen that is to be measured is added by the researcher and allowed to react with the bound antibody. After the well is washed, a second antibody with a specific enzymatic tag is added and allowed to react with the bound antigen. After washing away any remaining free antibody, the researcher adds a substrate that produces a colored reaction. The amount of color is proportional and thereby indicates the amount of antigen present, which can be measured even in minute concentrations, using common laboratory instruments. This method of quantitation of these antigens has become an integral tool both in research and diagnostic applications as it provides a relatively inexpensive, accurate and rapid method for the evaluation of immune status.

BioSource ELISA test kits are a combination of cytokines, their antibodies and other chemical reagents, and are used to measure the presence or quantity of a particular bioactive protein in serum, plasma or other biological sample. The quantitation of these cytokines and chemokines has been shown to be an excellent way for scientists to determine the functional status of the immune system. Since many of the current targets of pharmaceutical intervention are designed to modulate the immune system, quantitation of these markers as a means for gauging the effectiveness of treatment is becoming increasingly necessary.

Our ELISA tests produce results in a few hours, compared to days or even weeks with bioassays. We offer kits for human, mouse, rat, monkey and swine proteins. The diversity of species is important to allow investigators to establish numerous measurements in pre-clinical animal model systems. We offer over 350 types of ELISA kits and we believe we are the leader in sales of rat, monkey and swine cytokine ELISA kits. Detection of fluctuations in cytokine levels by ELISA tests; whether in an invitro cell culture experiment of a new drug or in a patient's serum, provide researchers and scientists with valuable information in understanding disease progression, therapy and diagnosis.

An alternative method to our ELISA test kits are our Muliplex Antibody kits for use in instrument systems manufactured by Luminex Corporation, a third party, which allow measurement of several proteins simultaneously in a single sample, saving time and effort as well as the precious sample. Our menu for Luminex assays has rapidly expanded to include kits for the measurement of human, mouse and rat cytokines, chemokines, growth factors and cell biology markers. The multiplex kits allow for investigators to establish screens for drug targets and inhibitors in cell culture samples or to determine the diagnostic value of a panel of proteins in human patient serum or plasma samples.

Of the more than 350 assay kits we offer, the following table illustrates a few of the more common applications of our ELISA test kits:


  TEST KIT                            CHARACTERISTICS/APPLICATION
------------      --------------------------------------------------------------

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

RADIOIMMUNO-ASSAYS ("RIA"). We produce and market RIAs, which are used internationally in large volume clinical laboratories for the measurement of hormones and proteins important in growth, reproductive and thyroid disease. These assays utilize radioisotopically labeled molecules to compete with non-isotopically labeled molecules for sites on known antibody concentrations. RIA is a mature technology used primarily in European and other foreign countries and is no longer widely used in the United States.

OTHER ASSAYS. We have combined our oligonucleotide and ELISA technologies to develop a portfolio of other assay kits that measure the quantity of messenger RNA, the type of RNA that serves as a template for protein synthesis of various cytokines in blood, cultured cells or tissues. Our molecular analysis kit product line permits detection of the individual genes and quantitates the amount of the gene that encodes for a specific protein. We also have developed kits that allow researchers to measure multiple genes at the same time from a single sample.

BIOLOGICALS: We define a "biological" as a naturally occurring or synthetically produced animal or human based nucleic acid or protein. Nucleic acids are the basic building blocks of the genetic structure of all living things. The genetic structure directs the synthesis of proteins. Proteins control the structure and function of all living organisms.

Biologicals are the essential active components to our assay kits. These may include monoclonal or polyclonal antibodies, bioactive recombinant proteins, synthetic peptides or synthetic oligonecliotides. In addition to use in assay test kits, these biologicals are sold individually as either a catalog or as a custom produced product. The Company's expertise in selecting, creating and purifying these biologicals is a differentiating core competency that provides the high level of sensitivity and specificity to its cellular pathway research products.

ANTIBODIES

Antibodies are used in the Company's assay kits as detector systems in the research of normal and abnormal proteins. Antibodies are proteins generated by immune cells in response to foreign substances, which are called antigens. Antibodies have specific amino acid sequences, which cause them to interact only with the antigen that induced their creation. Antibodies circulate in the blood and assist the body's immune system by searching out and neutralizing or eliminating antigens. Antibodies are used by researchers in a variety of applications, including neutralization studies in bioassay systems, as capture and detection molecules for protein quantitation and for cellular differentiation. Antibodies used in research are generally produced by injecting an antigen into animals, which cause the animals' immune system to produce an antibody specific to that antigen.

In addition to use in the Company's assay kits, this broad biological product line provides researchers and biotechnology companies with an array of high quality reagents used to develop analytical signals in various assays. In addition, other companies use our secondary antibodies as a component of their test kits.

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

We offer over 1,640 antibody products. The following table illustrates some of the uses for the antibodies we offer:

      USES                                      DESCRIPTION
----------------           -----------------------------------------------------

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

We offer over 390 protein products. The following table shows examples of different cytokines, growth factors and kinases we produce and use:

 PROTEIN                                 RESEARCH USES
---------         --------------------------------------------------------------

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

   c-Src Rous Sarcoma Virus kinase is one of the most extensively studied kinase oncogenes in academia and industry for its role in human cancer and leukemia.

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

The following table illustrates some of the uses for the DNA oligonucleotide services we offer:

  USES                                  APPLICATIONS
-------       ------------------------------------------------------------------

Primers       Oligonucleotides are used in the initiation of the PCR process.
Probes        DNA oligonucleotides  are used in hybridization  reactions for the
              Real Time PCR quantitation. Probes are duel labeled fluorescent probes used in real time PCR quantitation and molecular diagnostic analysis. We offer three different styles of FRET probes for our customers.
Arrays        Oligonucleotides  are  used  on a solid  matrix  to  profile  gene expression or to identify single nucleotide polymorphisms, or SNP's.

SERUM, BUFFERS AND MEDIA

Much of the disease research our customers pursue is performed in a laboratory on human or animal cells. These cells function as the disease model. Serum and media support the growth, maintenance and experimental manipulation of these cell-based disease models. The Company's broad serum and media product line of over 200 products is manufactured in Maryland under rigorous quality standards to provide the researcher with a highly consistent, viable and reproducible disease model. We manufacture and offer in our catalog over 245 serum, media and buffer products. We also offer custom formulation services for unique applications.

CUSTOMERS

BioSource has over 6,000 customers worldwide. No single customer accounted for more than 10% of our total revenue during any of the last three years and our top 20 customers made up approximately 30% of our consolidated sales in 2003. Our customers include:


    PHARMACEUTICAL            BIOTECHNOLOGY                UNIVERSITIES
    --------------            -------------                ------------

     Astra Zeneca                 Amgen            Brigham and Women's Hospital
Aventis Pharmaceuticals           Biogen            Baylor College of Medicine
 Bristol Myers Squibb            Exelixis               Columbia University
       Eli Lilly                Genentech             John Hopkins University
   Glaxo SmithKline       Human Genome Sciences                UCLA
    Merck & Company               Nuvelo                 UC San Francisco
        Pfizer                  Millennium          University of Pennsylvania
    Schering-Plough          Pharmaceuticals           University of Texas
     Wyeth-Ayerst         Rigel Pharmaceuticals         MD Anderson Cancer
                                 Tularik                 Research Center
                               Zymogenetics          University of Washington
                                                          at St. Louis


           GOVERNMENT
           ----------

   Centers for Disease Control
  Food and Drug Administration
    National Cancer Institute
  National Institutes of Health
       VA Medical Centers
  U.S. Army Research Institute


RESEARCH AND DEVELOPMENT

As a life sciences company with significant internal R&D and manufacturing capability, BioSource strives to produce uniquely capable test kits and related biologicals for cellular communication pathway research in the government, academic and bio/pharma communities. BioSource has been predominantly known for its products for extra cellular signaling research, in this respect, for its work in cytokines, chemokines and growth factors. These proteins act as chemical communicators especially in the immune system and are critical to the maturation and function of normal cells. These proteins continue to play an important role as indicators of the health of the immune system and are thus indicators of some critical disease processes. We will continue to leverage this immunological expertise to appropriately expand our product offerings in this area. We have also achieved success in extending our product lines into intracellular signaling, more commonly known as signal transduction. Signal transduction is a market that is growing in importance as researchers begin to understand its central role in disease and its significance as targets for drug therapy. In 2001, BioSource introduced the first in its line of phosphoELISA(TM) kits that has allowed the quantitative measurement of sequence specific phosphorylation events on proteins. We have expanded this line to now include over 50 kits and will continue to expand and dominate this field of study. To expand the application of this technology, we have invested in developing assays for use in high content instrument platforms that exploit the increasing demand for quantitatively profiling various proteins. These platforms, such as microarrays and Luminex bead assays enable pharmaceutical and biotechnology companies to fully realize the opportunities represented by the sequencing of the human genome.

Our current research and development activities are focused in the following areas:

o Selective addition of new cytokine, chemokine and growth factors to our existing product offerings.

o Development of new signal transduction reagents, assays and platforms for measuring signal transduction proteins.

o Development of reagents for new detection technologies and assay platforms for the growing high-content screening markets.

As of March 1, 2003, we employed 49 research scientists, 14 of whom hold Ph.D.'s. Among these professionals are experts in peptide chemistry, molecular biology, immunology and signal transduction. In particular, their knowledge is fundamental to the development of peptides, oligonucleotides, proteins, antibodies and assay kits. Our research laboratories are located in Camarillo, California; Hopkinton, Massachusetts; and Nivelles, Belgium. In the year ended December 31, 2003, we introduced over 200 new products. In addition, as of February 4, 2004, we had approximately 150 products under development. We spent approximately $7,007,000

$6,187,000,  and $3,986,000 on research and development in 2003, 2002, and 2001, respectively. Research and development spending represented approximately 16%, 15% and 11% of net sales in 2003, 2002, and 2001 respectively. In 2004, our research and development spending is projected to be similar dollar levels to those incurred in 2003, or approximately 14% of sales. The spending will be focused on programs that accentuate our investment in high value assays and supporting reagents.

MANUFACTURING

Our largest production facility is located in our corporate headquarters in Camarillo, California. Here we manufacture the majority of our assay kits. We manufacture our custom and catalog oligonucleotides at our facilities in Foster City, California. Our custom peptides and antibodies and other antibodies are manufactured at our facilities in Hopkinton, Massachusetts. Our serum and media are manufactured at our facilities in Rockville, Maryland. We also manufacture antibodies and assay kits at our European facility in Nivelles, Belgium. We currently manufacture products for inventory and ship products shortly after receipt of orders and anticipate that we will continue to do so in the future. Accordingly, we have not developed a significant backlog of products and do not anticipate we will develop a material backlog of products in the future.

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

SALES AND MARKETING

BioSource employs 65 sales and marketing professionals worldwide. The principal markets for our products are in the United States, Western Europe and Japan. We have a direct sales force strategically located in major metropolitan areas in the United States. We advertise in various scientific trade journals and distribute our own product catalog to all current and selected potential customers. We sell to our international markets directly through our European subsidiary that employs 19 of our 65 sales and marketing personnel. We also use international distributors that specifically target selected foreign life science markets.

Our sales people hold a minimum of a biological sciences undergraduate degree and undergo training in the nature and application of our products and proven selling techniques. We believe that by investing in the scientific training of our sales force we are better able to satisfy the needs of researchers and scientists in the biomedical community. Our sales force is also used to provide valuable feedback for product development. Each representative is responsible for the maintenance of existing accounts as well as the generation of new business. Representatives are paid a base salary and commissions. The commissions are based upon sales growth over previous years' sales levels.

In addition to the United States, we sell directly into Germany, Belgium, Holland, Denmark, Sweden, Norway, Finland and the United Kingdom. We also use a network of international distributors covering over 40 other countries. We utilize a network of both exclusive and non-exclusive international distributors, but we generally grant exclusive distribution rights only where the distributor maintains direct field representatives proportionate to the potential for sales of our products in a defined geographical area. In order to serve as our distributor, the distributor must agree to and meet acceptable annual sales goals. We offer all of our distributors' annual training to enhance their knowledge of our products. In 2003, 25% of the Company's revenues were through distributors.

SEGMENT INFORMATION

The Company operates primarily in one industry segment, the licensing, development, manufacture, marketing and distribution of biological reagents and assays used in life sciences. For information regarding the revenues and assets associated with the Company's geographic segments, see Note 10 of the Notes to the Company's Consolidated Financial Statements included elsewhere in this filing.

COMPETITION

We are engaged in a segment of the life sciences products industry that is highly competitive. Our primary competitors include companies such as Techne Corporation, BD BioSciences, Cell Signaling Technologies, BioRad Laboratories and Invitrogen. Many of our competitors have been involved in the life sciences industry significantly longer than we have and benefit from greater name recognition. In addition, many of our competitors have greater resources to devote to research and development, sales and marketing and occasionally engage in price cutting measures to achieve leadership in their field. However, we believe that by offering a focused cellular pathway assay menu complemented with associated key custom biologicals and serum & media, we gain a competitive advantage.

PATENTS AND TRADEMARKS

We are currently seeking and intend to seek patent protection on certain proprietary technologies. Although our intent is to protect our interests in select technologies, there is no guarantee that these patents will be granted, or if granted, be effective in fully protecting the use of these technologies. We also seek to protect our interests by treating certain technologies and know-how as trade secrets and by requiring all employees and contractors to execute invention and assignment agreements with us, which include confidentiality provisions.

"PhosphoELISA," "BGB," "Messagescreen," "TAGOImmunologicals," "Cytoscreen," "Primescreen," "Cytosets" and "Cartesian" are unregistered product trademarks used for some of our products, but are only of limited importance to our business. "Biofluids" is also a registered trademark we acquired as part of our acquisition of Biofluids in December 1998.

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

Our European subsidiary's clinical products are produced in facilities that have achieved ISO 9001 certification, and are eligible to be used in Europe for clinical diagnostics. In all of the markets in which we sell through distributors, our distributors are contractually responsible for compliance with the applicable governmental regulations.

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

EMPLOYEES

As of March 1, 2004, we employed 271 individuals, 267 of whom were full-time employees. Twenty-one of our employees at that date had doctoral degrees.

None of our employees in the United States are represented by a labor union. As of March 1, 2004, 61 of our 271 employees worked for our Europeon subsidiary in Belgium. As is customary under Belgian labor law, employees of our Belgian subsidiary, BioSource Europe S.A., are represented by two national unions who represent employee interests to the national chemistry industry employer organization. We believe we are in compliance with these Belgium legal restrictions. We consider our current Belgium subsidiary employee and labor relations to be good.

Pursuant to Belgian law, we have in the past been subject to heightened restrictions related to union representation for work and safety councils applicable to companies with more than 50 employees. Because we employed less than 50 employees at our Nivelles, Belgian facility in 2000, these heightened restrictions terminated in April 2000. Since we currently employ over 50 employees at our Belgian facility, and since the next election for work and safety councils is in 2004, the heightened restrictions for certain employees are again applicable to us.

ITEM 2.  PROPERTIES

In March 2000, the Company entered into a lease for a new facility at 542 Flynn Road in Camarillo, California, and relocated its previous offices and laboratories to this new location in July 2000. The new building contains approximately 51,821 square feet and is situated in an industrial park approximately two blocks from the previous corporate headquarters. The lease commenced on May 1, 2000 and runs through June 30, 2005, with the option to continue the lease for two additional five-year terms. Monthly lease payments in 2004 are approximately $31,000. The new facility has several laboratory areas, including molecular biology facilities, a protein purification facility, an oligonucleotide facility, and an assay development and manufacturing facility, as well as ELISA development and manufacturing space and cold storage rooms sufficient to accommodate our current and anticipated future needs.

For our oligonucleotide laboratory, we lease a 6600 square feet facility in Foster City, California, approximately 20 miles south of San Francisco. This lease expires in May 2006. Monthly lease payments in 2004 are approximately $15,000.

We lease two facilities in Hopkinton, Massachusetts, approximately 25 miles west of Boston. Our first facility consists of 11,500 square feet, of which approximately 7,000 square feet is laboratory space. In February 2001, the Company amended its lease to this facility, extending the term of the lease for five additional years, through May 2006. Monthly lease payments in 2004 are approximately $11,000. In January 2002, the Company leased an additional facility in Hopkinton, Massachusetts, which consists of 10,500 square feet, of which approximately 7,000 is laboratory space, under a lease that expires in January, 2007. Monthly lease payments in 2004 are approximately $16,000.

We lease a facility in Rockville, Maryland, which consists of approximately 11,500 square feet of warehouse, manufacturing, and office space, under a lease that expires in May 2004. Monthly lease payments through May 2004 are approximately $14,000.

Our European subsidiary leases facilities in Nivelles, Belgium, which consist of approximately 45,500 square feet of manufacturing, laboratory and office space, under a lease that expires in March 2007. Monthly lease payments in 2004 are approximately $22,000.

Additional satellite sales offices are located in Germany and Holland.

We believe that all of our facilities are in good condition, are adequately covered by insurance and will be adequate for our occupancy needs for the foreseeable future.

The Company's lease commitments for the above referenced properties make up substantially all of the Company's total lease commitments. At December 31, 2003, total future minimum payments under all of the Company's leases are as follows (in thousands):


     2004........................................   $  1,474
     2005........................................      1,192
     2006........................................        644
     2007........................................        593
     Thereafter..................................         --
                                                    --------

                                                    $  3,369

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
                                                     HIGH           LOW
                                                     ----           ---
     2002 Fiscal Year
         First Quarter                              $ 8.20        $ 5.19
         Second Quarter                               6.16          5.86
         Third Quarter                                6.08          4.89
         Fourth Quarter                               6.31          5.50
     2003 Fiscal Year
         First Quarter                              $ 6.95        $ 5.83
         Second Quarter                               6.92          5.00
         Third Quarter                                7.97          6.15
         Fourth Quarter                               7.87          6.33
     2004 Fiscal Year
         First Quarter, through March 15, 2004      $ 6.84        $ 8.09

On March 15, 2004, the closing sale price of our common stock on the Nasdaq National Market was $7.83. As of March 15, 2004, there were 9,402,618 shares of our common stock outstanding held by approximately 323 holders of record.

EQUITY COMPENSATION PLAN INFORMATION - The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2003.

                               NUMBER OF SECURITIES       WEIGHTED-AVERAGE     NUMBER OF SECURITIES
                                 TO BE ISSUED UPON       EXERCISE PRICE OF    REMAINING AVAILABLE OR
                                    EXERCISE OF             OUTSTANDING        FUTURE ISSUANCE UNDER
                               OUTSTANDING OPTIONS,      OPTIONS, WARRANTS      EQUITY COMPENSATION
                                WARRANTS AND RIGHTS          AND RIGHTS                PLANS
                               ----------------------    -----------------    ----------------------
Equity compensation plans
approved by security
holders.....................          495,496                $4.95                     0
Equity compensation plans
not approved by security
holders.....................        2,988,852 (1)            $7.81                  562,979

Total.......................        3,484,348                $7.40                  562,979
                                    =========                =====                  =======

(1) Includes 1,287,000 warrants pursuant to a securities purchase agreement dated January 10, 2000 with Genstar Capital Partners II L.P. and Stargen II LLC. These warrants have a five year life and expire in January 2005.

In January 2000, the compensation committee of the Company's Board of Directors approved the 2000 BioSource International, Inc. Non-Qualified Stock Option Plan (the "2000 Plan"). The 2000 Plan was not approved by shareholders of the Company. Under the 2000 Plan, non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the company's common stock. Options granted under the 2000 Plan vest and are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant. Stock options outstanding under the 2000 Plan as of December 31, 2003 were 1,421,852. See note 6 of the accompanying audited consolidated financial statements.

In 1993, the compensation committee of the Company's Board of Directors approved the 1993 BioSource International, Inc. Stock Incentive Plan (the "1993 Stock Option Plan"). On December 31, 2003, the 1993 Stock Option Plan expired. Therefore, the Company will no longer grant stock options under that plan.

The Company also has stock option agreements that are outside the 2000 Plan. Those agreements are only for the purchase of non-qualified stock options.

The Compensation Committee of our Board of Directors currently administers our stock option plans.



                                 DIVIDEND POLICY

BioSource has never paid cash dividends on its common stock and does not currently anticipate that it will do so in the foreseeable future. The Company plans to retain earnings to finance our operations.

ITEM 6.       SELECTED FINANCIAL DATA

The selected data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of each of the years in the five-year period ended December 31, 2003, are derived from the audited consolidated financial statements of the Company. The following selected data should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as the section included herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------
                                      2003        2002        2001        2000        1999
                                    --------    --------    --------    --------    --------
                                               (in thousands, except per share data)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Net sales .......................   $ 44,094    $ 40,055    $ 35,175    $ 32,210    $ 29,257
Cost of sales ...................     21,900      17,689      15,540      13,600      11,071
                                    --------    --------    --------    --------    --------

Gross profit ....................     22,194      22,366      19,635      18,610      18,186
Operating expenses:
  Research and development ......      7,007       6,187       3,986       3,575       3,315
  Sales and marketing ...........      9,298       8,339       7,395       5,682       4,737
  General and administrative ....      6,851       5,916       6,945       9,071       4,460
  Long-lived asset impairment ...        341        --          --          --          --
  Amortization of intangibles ...        575         641       1,098       1,093       1,061
                                    --------    --------    --------    --------    --------

Operating income (loss) .........     (1,878)      1,283         211        (811)      4,613
Interest and other income
   (expense), net ...............        (76)        123         460          72      (1,106)
                                    --------    --------    --------    --------    --------

Income (loss) before income
   tax expense (benefit) ........     (1,954)      1,406         671        (739)      3,597
Income tax expense (benefit) ....       (884)         11         (70)       (573)         20
                                    --------    --------    --------    --------    --------

Income (loss) before redeemable
   preferred stock dividend and
   beneficial conversion ........     (1,070)      1,395         741        (166)      3,577
Redeemable preferred stock
   dividend and accretion of
   beneficial  conversion feature       --          --          --        (3,853)       --
                                    --------    --------    --------    --------    --------

Income (loss) before cumulative
   effect of accounting change ..     (1,070)      1,395         741      (4,019)      3,577

Cumulative effect of accounting
   change (net of applicable
   income taxes of $1,500) ......       --        (2,447)       --          --          --
                                    --------    --------    --------    --------    --------

Net income (loss) available to
   common shareholders ..........   $ (1,070)   $ (1,052)   $    741    $ (4,019)   $  3,577
                                    ========    ========    ========    ========    ========

Net income (loss) per share
   before accounting change:
   Basic ........................   $  (0.11)   $   0.14    $   0.07    $  (0.47)   $   0.49
                                    ========    ========    ========    ========    ========

   Diluted ......................   $  (0.11)   $   0.14    $   0.07    $  (0.47)   $   0.46
                                    ========    ========    ========    ========    ========

Net income (loss) per share:
   Basic ........................   $  (0.11)   $  (0.11)   $   0.07    $  (0.47)   $   0.49
                                    ========    ========    ========    ========    ========

   Diluted ......................   $  (0.11)   $  (0.11)   $   0.07    $  (0.47)   $   0.46
                                    ========    ========    ========    ========    ========

Shares used to compute per share
   amounts:
   Basic ........................      9,403       9,787      10,398       8,584       7,235
                                    ========    ========    ========    ========    ========

   Diluted ......................      9,403      10,189      10,965       8,584       7,833
                                    ========    ========    ========    ========    ========



                                                AS OF DECEMBER 31,
                                 -----------------------------------------------
                                  2003      2002      2001      2000      1999
                                 -------   -------   -------   -------   -------
                                                 (in thousands)

CONSOLIDATED BALANCE SHEET
   DATA:
Current assets ...............   $21,694   $23,389   $24,963   $26,420   $18,325

Total assets .................    44,333    46,506    49,841    50,364    40,222
Current liabilities ..........     6,031     6,793     5,963     6,318     7,340
Long-term debt, less current
   portion ...................      --        --        --        --      11,459

Total stockholders' equity ...    38,302    39,713    43,878    44,046    21,422

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW -

BioSource develops, manufactures, markets and distributes products and services that are widely used in biomedical research. Its products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. The Company has a wide variety of products, including immunoassay and ELISA test kits, immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. The Company also manufactures and markets custom oligonucleotides, peptides and antibodies to the specifications of its customers. It uses recombinant DNA technology to produce cytokines and other proteins and has registered its analyte specific reagents with the FDA for which it has received a license to sell such products as Class I Medical Devices. The Company markets these products to in vitro diagnostic manufacturers and clinical reference laboratories as "active ingredients" in the tests those parties produce to identify specific diseases or conditions. In order to market these products as medical devices, BioSource is required to be in compliance with the FDA's Current Good Manufacturing Practices and Regulations. The Company believes it offers a unique combination of technological, production, and research and development skills resulting in a spectrum of products and services for the worldwide pharmaceutical and biotechnology industries.

The Company manufactures products for inventory and typically ships products shortly after receipt of orders and anticipates that it will continue to do so in the future. Accordingly, the Company has not developed a significant backlog of products and does not anticipate it will develop a material backlog of products in the future.

During 2003, to better drive sales and profitability growth, and to focus on key market opportunities, the Company began analyzing its business as three separate product categories, or Strategic Business Units, "SBUs." These SBUs consist of Signal Transduction Products, Cytokine Products, and Custom Products. Signal Transduction Products consist of the proteins, antibodies, assays and other reagents used to study internal cellular processes. Our phosphospecific antibodies and phosphoELISA(TM)s are included in this SBU. Cytokine Products include the proteins, antibodies, assays and other reagents that are used to study the processes by which cells communicate. Interleukin, growth factor and other biological response modifier products are included in this group. Custom Products includes oligonucleotides, custom peptides and antibodies, cell culture and diagnostics and other reagents not specifically categorized.

In November 2003, the Company hired Terrance J. Bieker as its new President and Chief Executive Officer. With Mr. Bieker's leadership, during the fourth quarter of 2003, the Company developed and implemented a business plan that clarifies the Company's strategic focus for the future. This fundamental shift in strategy is to focus the Company's time, effort and financial resources on its core strengths as an assay company. These assay products are higher margin products and generally fall into two categories, Cytokine and Signal Processing Assays. The Company will be placing a more direct focus in the sales of cytokine assays and their directly related products and the sales of signal transduction assays and their directly related products. This strategic plan is designed to allow BioSource to penetrate and increase its market share in the cytokine assay market and continue to maintain a strong leadership position in the signaling market, which includes the trademarked Phospho ELISA assays. This strategy will focus the Company's direction on these high margin products and allow it to more effectively market their complimentary product lines, including our Phospho Site Specific Antibodies, or PSSA's, including its sera and media and its custom products: peptides, antibodies and oligonucleotides.

As a result of this new strategic direction, certain assumptions related to fixed, working and human assets were evaluated and revised. With a more focused approach on assay kits and the directly related product lines, other non-strategic products were discontinued. These non-strategic products included outsourced cell surface marker and secondary antibodies and certain peptides, and were analyzed for profitability and overall marketability. After its review, the Company realized these products did not possess the characteristics for significant growth or adequate profit margins in order for the Company to continue to provide such products. This strategic shift has caused the Company to review its existing product line and certain inventory levels and values. In the fourth quarter of 2003, $1.3 million of the Company's currently inventoried products were discontinued, scrapped or fully reserved. For a detailed discussion, see the discussion on the consolidated results of operations below.

The implementation of the new strategy is intended to bring continued positive organic growth to the Company's sales for 2004 and beyond. The increased investment in sales and marketing, in conjunction with our new strategy is designed to bring a more focused approach to promoting and selling assays and their directly related products. In addition, we have incorporated a corporate account strategy into our selling approach which we believe will help support our organic sales growth. As a result of its new strategy, the Company believes overall gross profit and gross product margins should improve in 2004, when compared to 2003 due to its more focused approach on selling assays, a higher margin product than many of its other products. As a result, the Company believes operating results should also improve in 2004 compared to 2003. Management's longer term financial objective is to generate increasing annual operating profits to the Company.

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

The forward-looking information set forth in this annual report on Form 10-K is as of March 15, 2004, and the Company undertakes no duty to update this information. Should events occur subsequent to March 15, 2004 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission's website at www.sec.gov. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" beginning on page 26 of this Form 10-K.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company has $6,566,000 in gross trade accounts receivable and $258,000 in allowance for doubtful accounts on the consolidated balance sheet at December 31, 2003. The Company has procedures in place to adequately review the credit worthiness of new customers and also to properly review orders from existing customers to determine if a change in credit terms is warranted. A review of our allowance for doubtful accounts is done timely and consistently throughout the year. The Company does have accounts receivable amounts from certain customers as of December 31, 2003 such that if their financial condition deteriorated and a significant allowance was needed, the amount of allowance could have a material adverse effect on the Company's financial results for 2004.

         INVENTORY  ADJUSTMENTS.  The  Company  reviews  the  components  of its inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. In conjunction with the new strategic direction the Company has taken, it may see material write downs of inventory due to obsolescence or discontinuation of certain product lines in the future. The Company will be evaluating product lines on an ongoing basis.

         The manufacturing process for antibodies has and may continue to produce quantities substantially in excess of forecasted usage, if any, and anticipated antibody sales volumes are highly uncertain and realization of individual product cost may not occur. As a result, the Company reserves its entire manufactured antibody inventory at 100% of its value. As of December 31, 2003, the Company had $5,347,000 of manufactured antibodies in its inventory and a reserve for these antibodies totaling $5,347,000. The Company will continue to monitor its antibody inventory and the continued need for a 100% reserve. Additionally, material inventory write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.

         DEFERRED TAX ASSETS AND DEFERRED INCOME TAXES. The Company has $12,441,000 in deferred income tax assets on its consolidated balance sheet as of December 31, 2003. See note 8 to the consolidated financial statements included in this Form 10-K for a listing of the specific components. A large component of the Company's deferred tax assets is its net operating losses. As of December 31, 2003, the Company has a net operating loss (NOL) carryforward of approximately $11,540,000, $14,152,000 and $1,443,000 for Federal, State and foreign income tax purposes, respectively. The federal NOL's are available to offset future taxable income, if any, through 2020 to 2023. The state NOL's are available to offset future taxable income, if any, through 2006 to 2023.

         As of December 31, 2003, the Company determined it is necessary to set up a valuation allowance of $393,000 for deferred tax assets related to net operating losses it has accumulated for the State of Massachusetts. This allowance is included in the net deferred tax assets on its balance sheet as of December 31, 2003. The ability to realize these net deferred tax assets depends entirely on the Company generating taxable income in the future. The Company has used historical information as well as a projected financial outlook to project taxable income amounts. The Company believes, except for the valuation allowance previously discussed, it is more likely than not that they will be able to realize the current value of net benefits in the future. A material change in our expected realization of these assets would occur if the ability to deduct tax loss carryforwards against future taxable income is altered. If our projections involving tax planning and operating strategies do not materialize or if significant changes in tax laws occur within the various tax jurisdictions in which we operate, we would have to set up a valuation allowance against our deferred tax assets that could materially affect our tax expense and our financial results.

         ADVERTISING COSTS. For the year ended December 31, 2003, the Company capitalized its annual catalog production costs and expensed them evenly throughout the year. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the 2002 catalog, the Company put substantial effort into increasing the number of customers in its customer database and in conjunction with that increased its dependence on its catalog to attract more customers. As a result, the Company believes that its 2003 catalog is a direct response advertisement whose primary purpose is to elicit sales to customers who respond specifically to the catalog resulting in probable future economic benefit. Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. For the year ended December 31, 2003, the Company expensed approximately $560,000 of catalog costs compared to $529,000 and $419,000 for the years ended December 31, 2002 and 2001 respectively.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of our consolidated financial statements.

         REVENUE RECOGNITION. The Company's revenue is generated from the sale of products primarily manufactured internally. The Company does have a small amount of products that are sold on an outside equipment ("OEM") basis. The Company sells standard and custom products directly to end users and distributors and recognizes revenue upon transfer of title to the customer, which occurs upon shipment. General sales and payment terms to distributors are similar to those granted to end user customers. Certain end user customers prepay for product and request shipment of the product at future dates, primarily sera or media products. The Company records deferred revenue until such time as a product is shipped to a customer. Approximately 25% of the Company's 2003 net sales were to distributors. The Company's distribution agreements do not provide a general right of return. The amount of the Company's inventory held by distributors is not believed to be substantial.

         LONG-LIVED ASSETS. In October, 2001 the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001. It is our policy, and in accordance with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. In the quarter ended December 31, 2003, the Company incurred a long-lived asset impairment charge of $341,000 related to the sale or disposition of certain fixed assets primarily related to the Company's oligonucleotide division. The Company has determined that all its remaining long-lived assets are not impaired as of December 31, 2003. The Company's long-lived assets were not impaired as of December 31, 2002.

CONSOLIDATED RESULTS OF OPERATIONS

The selected data presented below under the caption "Consolidated Statement of Operations Data Presented as a Percentage of Sales" for each of the years ended December 31, 2003, 2002 and 2001 are derived from the audited consolidated financial statements of the Company. The following selected data should be read in conjunction with the Company's consolidated financial statements and notes thereto, as well as the data and information included herein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSOLIDATED STATEMENT OF OPERATIONS DATA               YEARS ENDED DECEMBER 31,
PRESENTED AS A PERCENTAGE OF SALES                      2003      2002      2001
                                                        ----      ----      ----

Net sales ........................................      100%      100%      100%
Cost of sales ....................................       50%       44%       44%
                                                        ----      ----      ----
    Gross profit .................................       50%       56%       56%
Operating expenses:
    Research and development .....................       16%       15%       11%
    Sales and marketing ..........................       21%       21%       21%
    General and administrative ...................       16%       15%       20%
    Long-lived asset impairment ..................        1%        0%        0%
    Amortization of intangibles ..................        1%        2%        3%
                                                        ----      ----      ----
         Total operating expenses ................       54%       53%       55%
                                                        ----      ----      ----
Operating income (loss) ..........................      -4%         3%        1%

Interest income ..................................        0%        0%        1%
Interest expense .................................        0%        0%        0%
Other income, net ................................        0%        0%        0%
                                                        ----      ----      ----
Income (loss) before income tax (benefit) ........      -4%         3%        2%
Income tax expense (benefit) .....................        2%        0%        0%
                                                        ----      ----      ----
         Income (loss) before cumulative
            effect of accounting change ..........       -2%        3%        2%
Cumulative effect of accounting change ...........        0%       -6%        0%
                                                        ----      ----      ----
Net income (loss) available to common
    stockholders .................................       -2%       -3%        2%
                                                        ====      ====      ====

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

NET SALES. Net sales for the year ended December 31, 2003 were a record $44.1 million, an increase of $4 million or 10% compared to net sales for the year ended December 31, 2002. In 2003, the Company's revenues benefited by a $2,082,000 positive impact of foreign exchange when compared to 2002.

For the year ended December 31, 2003, sales of the Company's signaling product lines grew 31% compared to the comparable prior year period, from $6,900,000 to $9,100,000. The Company believes its volume of transactions in the signal transduction market is growing and has opportunities for continued significant growth in this market. The Company's sales growth in its cytokine product lines for the year ending December 31, 2003 was 10%, growing from $18,200,000 to $20,100,000. The cytokine market is a mature market which the Company believes continues to have opportunities for sales growth through focused sales and marketing efforts and through targeted research and development activities. The Company's sales in its custom product lines remained flat compared to the comparable prior year period at $14,900,000.

North American sales represented 56% of consolidated net sales in 2003 and grew 2% as compared to the twelve months ended December 31, 2002. North American sales grew primarily due to increases in cytokine and signaling products offset by lower sales in our custom products, particularly our oligonucleotide product line. European sales represented 31% of consolidated net sales in 2003 and grew 23% (9% in local currency), as compared to the comparable prior year period. European sales growth was primarily due to our signaling products, including our Phospho ELISA's and our diagnostic product line. Sales in Japan and the rest of the world, representing 13% of consolidated net sales, increased 18% compared to 2002. Sales growth in Japan and the rest of the world was primarily due to increases in our signaling product lines and continued penetration of products into countries outside of Europe and North America. When compared to 2002, our 2003 sales in Europe and Japan have increased as a percentage of total consolidated sales while North American sales have decreased as a percentage of total consolidated sales. The Company does not believe this is indicative of a long term trend and that it will see fluctuations of its sales in various geographical regions in the future.

The Company experienced a slowdown in sales in the third and fourth quarters of 2003 when compared to its internal operating expectations. The Company believes this was attributable in part to a slowdown in spending by the major US pharmaceutical and biotech companies during this time and to a delay in funding to the National Institutes of Health, which funds many academic life science research projects throughout the United States.

GROSS PROFIT. Gross profit margin was 50% for the year ended December 31, 2003 and 56% for the year ended December 31, 2002. The Company's margin decreased 6% due in part to the change in strategic direction discussed above. With this change in strategic direction, various assumptions related to specific inventoried items were evaluated and revised. With a more focused approach on assay kits and the directly related product lines, other non-strategic products were discontinued. The Company reviewed its catalog of products and eliminated over 400 non-strategic products. Accordingly, in the fourth quarter of 2003, approximately $250,000 of catalog products were discontinued and $1 million of inventoried products were evaluated and scrapped or fully reserved. The Company continues to evaluate catalog products on an ongoing basis. While the impact to our financial results from our continuing evaluation of catalog products is unknown at this time, any such evaluation could be material to the operating results of the Company.

General increases in the Company's scrap and obsolescence contributed to this margin decrease. Also contributing to this full year margin decrease were lower margins in the Company's custom product lines, specifically our oligonucleotide and custom peptide product lines. Steps have been taken to reduce our cost of manufacturing in the custom product lines and we are projecting to see an improvement in consolidated gross profit margin in 2004.

RESEARCH AND DEVELOPMENT. Research and development expense for the year ended December 31, 2003 and 2002 was $7.0 million and $6.2 million and represented 16% and 15% of sales, respectively. The increase in research and development expenses for the year ended December 31, 2003 when compared to the prior year period reflects the Company's increased expenses for additional personnel and materials in the cytokine and signal transduction research areas. For the year, the Company increased R & D spending by 13% and expects, with the focus on cellular pathway assays and related biologicals, to keep 2004 spending in line with 2003 spending levels. This total investment in the Company's research capabilities has resulted in the commercialization of high quality, novel products which have produced increased sales in both the Cytokine and Signaling product lines.

SALES AND MARKETING. Sales and marketing expenses were $9,298,000 for the year ended December 31, 2003 and $8,339,000 for the year ended December 31, 2002, representing 21% of sales for each of the years 2003 and 2002. In the twelve months ended December 31, 2003, the Company's sales and marketing payroll and related expenses increased $900,000 from 2002 due to increased commissions and the hiring of certain sales and marketing positions in late 2002 and a new Vice President of Sales in December 2002. Marketing expenses including catalogs, advertising, and trade shows decreased $95,000 in 2003 compared to 2002. Travel expenses increased $170,000 due to increased costs related primarily to selling activities. The Company anticipates a continued increased investment in its sales and marketing, but will manage this investment in line with anticipated 2004 revenue growth.

For the year ended December 31, 2003, the Company expensed approximately $560,000 of catalog costs compared to $529,000 for the year ended December 31, 2002.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $6,851,000 and $5,916,000 for the years ended December 31, 2003 and 2002, representing 16% and 15% of sales for each of the years 2003 and 2002, respectively. This represents an increase of G & A expenses in 2003 of $935,000 compared to 2002. Included in the 2003 G & A number is $560,000 of severance and sign on expenses related to the resignation of our previous CEO in September 2003 and the hiring of our new CEO in November 2003. Additional severance costs related to other employee terminations in 2003 totaled $130,000. Excluding this $690,000 of costs, 2003 general and administrative expenses increased by $375,000 compared to 2002 and represented 14% of sales. This increase was due primarily to increases in our reserve for doubtful accounts, travel expenses, consulting and accounting fees. These increases in expenses were offset by a decrease in certain benefit and incentive costs due to the lower than planned operating performance in 2003, and thus lower incentives being accrued for the Company in 2003 compared to 2002.

AMORTIZATION OF INTANGIBLES. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 142, "Accounting For Goodwill and Other Intangible Assets." The amortization of goodwill and intangible assets was approximately $575,000 and $641,000 for the years ended December 31, 2003 and 2002, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 142 "Goodwill and Other Intangible Assets." See discussion in the cumulative effect of accounting change section below.

NET INTEREST INCOME. Interest income was $31,000 in 2003 compared to $113,000 in 2002. This interest income was derived from the interest income on cash invested in short-term securities. Interest income in 2003 was offset by $4,000 of interest expense related to miscellaneous interest charges and fees. The decrease in interest income was the result of lower cash amounts invested in short-term interest bearing accounts in 2003 compared to 2002.

OTHER INCOME (EXPENSE), NET. Other expense, net was $103,000 in 2003 compared to net other income $10,000 in 2002. These net amounts consisted primarily from net gains and losses realized on foreign currency transactions.

INCOME TAX EXPENSE (BENEFIT). The Company is recognizing an income tax benefit of $884,000 for the year ended December 31, 2003. The Company's income taxes have and may continue to fluctuate in the future depending on a number of factors, including the ability to use its net deferred tax assets as of December 31, 2003. The Company believes it is more likely than not that it will be able to use those assets. In addition, the Company continues to benefit from R & D and other tax credits which, when applied to income levels for the periods presented, is resulting in effective tax rates lower than the current applicable federal and state statutory rates.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No.141, "Accounting For Business

Combinations," and FAS No. 142, "Accounting For Goodwill and Other Intangible Assets." FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. The amortization of goodwill and intangible assets was approximately $575,000, $641,000, and $1,098,000, for fiscal years ended December 31, 2003, 2002, and 2001, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." In 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,447,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. This amount is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change.

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

RESEARCH AND DEVELOPMENT. Research and development expense for the twelve months ended December 31, 2002 and 2001 was $6,187,000 and $3,986,000 and represented 15% and 11% of sales respectively. The increase in research and development expenses for the twelve months ended December 31, 2002 when compared to the comparable prior year period reflected the Company's investment in additional personnel and materials in the cytokine and signal transduction research areas with the goal of producing additional novel and proprietary products. The Company incrementally hired 18 additional research and development personnel during 2002 and more than doubled its core product introduction rate from 2001 to 2002.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5,916,000 and $6,945,000 for the years ended December 31, 2002 and 2001, representing 15% and 20% of sales for each of the years 2002 and 2001, respectively. This represented a decrease of $1,029,000, or 15% in 2002 compared to 2001. Excluding $1,406,000 of net general and administrative charges in 2001 that were related to non-recurring employee and legal matters, the Company decreased its general and administrative expenses, as a percentage of sales, from 16% for the year ended December 31, 2001 to 15% for the year ended December 31, 2002.

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

INCOME TAX EXPENSE (BENEFIT). The effective tax rate for the twelve months ending December 31, 2002 and 2001 was 1% and (10%) respectively. The Company benefited from R & D and other tax credits which when applied to income levels for the periods presented resulted in effective tax rates lower than the current applicable federal and state statutory rates. In the fourth quarter of 2002, the Company elected to utilize the Extraterritorial Income Exclusion ("EIE") federal tax credit, which, along with other tax credits, reduced its effective tax rate for 2002 to 1%.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No.141, "Accounting For Business Combinations," and FAS No. 142, "Accounting For Goodwill and Other Intangible Assets." FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead  be  reviewed  for  impairment  in  accordance  with  FAS No.  142.  The amortization of goodwill and intangible assets was approximately $641,000, $1,098,000, and $1,093,000, for fiscal years ended December 31, 2002, 2001, and
2000, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets have been accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets."

                                QUARTERLY RESULTS

The following table sets forth various unaudited statement of operations data for the last eight quarters, which has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary to present fairly the information for each of the quarters below.

                                  Dec. 31,    Sept. 30,   June 30,    March 31,   Dec. 31,    Sept. 30,   June 30,    March 31,
                                    2003        2003        2003        2003        2002        2002        2002        2002
                                  --------    --------    --------    --------    --------    --------    --------    --------
                                                                        (in thousands)

Net sales .....................   $ 10,717    $ 10,744    $ 11,734    $ 10,899    $  9,881    $ 10,101    $ 10,292    $  9,781
Cost of goods sold ............      6,740       5,079       5,391       4,690       4,580       4,365       4,548       4,196
                                  --------    --------    --------    --------    --------    --------    --------    --------

Gross profit ..................      3,977       5,665       6,343       6,209       5,301       5,736       5,744       5,585
Research and development ......      1,478       1,687       1,863       1,979       1,825       1,557       1,512       1,293
Sales and marketing ...........      2,234       2,188       2,488       2,388       2,100       1,961       2,013       2,266
General and administrative ....      2,187       1,729       1,359       1,576       1,590       1,394       1,471       1,460
Impairment of long-lived assets        341        --          --          --          --          --          --          --
Amortization of intangibles ...        140         145         145         145         160         160         160         160
                                  --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) from operations .     (2,403)        (84)        488         121        (374)        664         588         406
Interest income, net ..........          2          (2)         16          11          31          21          20          40
Other income (expense), net ...         (3)        (19)        (63)        (18)         19          (8)        (31)         30
                                  --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) before income
   taxes (benefit) ............     (2,404)       (105)        441         114        (324)        677         577         476
Income tax expense (benefit) ..       (987)        (24)        116          11        (370)        149         127         105
                                  --------    --------    --------    --------    --------    --------    --------    --------

Income (loss) before cumulative
   effect of accounting change      (1,417)        (81)        325         103          46         528         450         371

Cumulative effect of change in
   accounting change ..........       --          --          --          --          --           423        --        (2,870)
                                  --------    --------    --------    --------    --------    --------    --------    --------


Net income (loss) .............   $ (1,417)   $    (81)   $    325    $    103    $     46    $    951    $    450    $ (2,499)
                                  ========    ========    ========    ========    ========    ========    ========    ========

Net income (loss) per diluted
   share ......................   $  (0.15)   $  (0.01)   $   0.03    $    .01    $  (0.00)   $   0.09    $   0.04    $  (0.23)
                                  ========    ========    ========    ========    ========    ========    ========    ========

Diluted shares used to compute
   per share amounts ..........      9,359       9,181       9,885      10,026      10,052      10,029      10,101      10,727
                                  ========    ========    ========    ========    ========    ========    ========    ========


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 2003 of $3,297,000 decreased by $2,644,000, or 45%, from $5,941,000 at December 31, 2002. In 2003, $875,000 of cash was provided by operating activities, $1,068,000 and $2,403,000 were used in investing and financing activities, respectively.

The $583,000 of cash provided from operations was derived primarily from the 2003 net loss of $1,070,000 offset by $2,620,000 of depreciation and amortization, a $341,000 long-lived asset impairment charge, which was offset by the decrease in cash due to the net increase in other working capital components of $1,846,000.

Net cash used in investing activities in 2003 was $1,068,000 and was related to the cash outlay for capital expenditures, which were primarily for the purchase of laboratory and manufacturing equipment, offset by the proceeds from the sales of certain equipment. The Company anticipates capital spending in 2004 to be at higher levels than incurred in 2003.

Net cash used in financing activities in 2003 was $2,403,000 of which $1,075,000 was provided from the exercise of employee stock options and $3,478,000 was used in the repurchase of the Company's common stock pursuant to a stock repurchase program effective October 30, 2001. The repurchase program allows for spending up to $15,000,000 on the repurchase of the Company's common stock. The stock repurchase program expires on June 30, 2004. Through March 15, 2004, the Company had spent a total $8,734,000 and may continue to repurchase its common stock until the $15,000,000 limit is used; however no repurchases were conducted by the Company in the fourth quarter of 2003.

The Company has never paid dividends on common stock and has no plans to do so in fiscal 2004. Our earnings will be retained for reinvestment in the business.

The Company has entered  into  various  leases  involving  facility  properties,
copiers  and   automobiles.   Lease  expense  for  2004  will  be  approximately
$1,474,000.

At December 31, 2003, we had the following cash commitments:


                                                  PAYMENT DUE BY PERIOD

                                                LESS
                                                THAN     2-3      4-5     AFTER
CONTRACTUAL OBLIGATIONS                TOTAL   1 YEAR   YEARS    YEARS   5 YEARS
-----------------------               ------   ------   ------   ------   ------

Long-Term Debt Obligations ........   $    0   $    0   $    0   $    0   $    0
Operating Lease Obligations .......    3,369    1,474    1,836       59        0
Purchase obligations ..............    2,621    2,621        0        0        0
                                      ------   ------   ------   ------   ------
Total .............................   $5,990   $4,095   $1,836   $   59   $    0
                                      ======   ======   ======   ======   ======


In June 2003, the Company established a one-year revolving loan with a commercial bank that allows the Company to withdraw from time to time amounts that in the aggregate are not to exceed $2,500,000. The loan was established for working capital and stock repurchase needs, when and as necessary. The principal terms of the revolving loan include an interest rate of 2.75% on borrowed funds and a quarterly unused balance fee of .375%. The principal covenants include maintaining quarterly profitability, a maximum liability to tangible net worth ratio of 1.0 to 1.0, and a minimum cash balance of $750,000 as of the end of each fiscal quarter. The Company received a waiver from its commercial bank for the three months ended September 30, 2003 and December 31, 2003 with respect to the profitability covenant it maintains on this one-year revolving loan. As of December 31, 2003 and from January 1, 2004 through March 15, 2004, the Company had no borrowings under the revolving loan. The Company currently anticipates maintaining the revolving loan until such time that management or the Board believes that working capital and stock repurchase needs no longer require its availability.

Notwithstanding its new strategic objectives, the Company expects to be able to meet its future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This new pronouncement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for obligations of lessees. The standard was effective for financial statements issued for fiscal years beginning after June 15, 2002. We adopted this standard effective January 1, 2003.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB Statement No. 123, which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 expanded the disclosure in our interim financial statements, and does not significantly impact our annual disclosures of stock-based compensation in our consolidated financial statements.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have any impact on our financial position or results of operations. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 4. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on our consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this standard effective July 1, 2003, and it did not have a material effect on our consolidated financial statements.


                                  RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this report before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occurs, our business, operating results and financial condition would likely suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

RISKS RELATED TO OUR BUSINESS

FAILURE TO EXECUTE ON OUR NEWLY ADOPTED LONG-TERM STRATEGIC PLAN COULD IMPAIR OUR BUSINESS.

The Company historically has sought to increase its sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses. Our historical revenue growth is primarily attributable to our acquisitions and new product development and, to a lesser extent, to increased revenues from our existing products. In the quarter ended December 31, 2003, we adopted a fundamental shift in strategy to focus our time, effort and financial resources on our core strengths as an assay company. We have built a strategic plan to continue to penetrate and increase our market share in the cytokine assay market and continue to maintain a strong leadership position in the Phospho ELISA assay market. This strategy will focus our energies on these high margin products and allow us to pull through our complimentary product lines, including our Phospho Site Specific Antibodies, or PSSA's, sera and media and our custom products, peptides, antibodies and oligonucleotides.

Our ability to achieve our new strategic objectives depends upon a variety of factors, including:

o        the market's continuing acceptance of our assay products;
o        our ability to internally develop new products;
o        our ability to acquire products or licenses to necessary technologies;
o        our ability to facilitate transactions with strategic partners;
o        establishment   of  new   relationships   or   expansion   of  existing
         relationships with customers and suppliers; and
o        availability of capital.

Additionally, our shift in strategy has caused us to evaluate other non-strategic products, such as outsourced cell surface marker antibodies and discontinue them. The Company reviewed its catalog of products and eliminated over 400 non-strategic products. Accordingly, in the fourth quarter of 2003, approximately $250,000 of catalog products were discontinued and $1 million of inventoried products were evaluated and scrapped or fully reserved. This evaluation of catalog products is expected to continue in the future. While the impact to our financial results from our continuing evaluation of catalog products is unknown at this time, any such evaluation could be material to the operating results of the Company.

If our management is unable to manage this strategic shift effectively, our operating results could be adversely affected. Moreover, there can be no assurance that our historic rate of growth will continue through this strategic shift, that we will continue to successfully expand or that growth or expansion will result in profitability.

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

OUR ABILITY TO RAISE THE CAPITAL NECESSARY TO EXPAND OUR BUSINESS OR OTHERWISE ACHIEVE OUR LONG-TERM OBJECTIVES IS UNCERTAIN.

In the future, in order to expand our business through internal development or acquisitions or to otherwise achieve our long-term objectives, we may need to raise substantial additional funds through equity or debt financings, research and development financings or collaborative relationships. However, this additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

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

In the past we have experienced, and are likely to experience in the future, delays in the development and introduction of products. We cannot assure that we will keep pace with the rapid rate of change in life sciences research or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

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

FAILURE TO ATTRACT AND RETAIN QUALIFIED SCIENTIFIC OR PRODUCTION PERSONNEL OR LOSS OF KEY MANAGEMENT OR KEY PERSONNEL COULD HURT OUR BUSINESS.

Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing are critical to our success. Because the industry in which we compete is very competitive, we face significant challenges attracting and retaining this qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there can be no assurance that we will be able to continue to successfully attract qualified personnel. In addition, our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would adversely affect our business. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time.

Our success also will continue to depend to a significant extent on the members of our management team. We do not maintain any "key man" insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of our key management or employees could have a material adverse effect upon our business.

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

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

International sales accounted for approximately 46% of our revenues in 2003, 41% of our revenues in 2002, and 40% of our revenues in 2001. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

In addition, approximately 31% of our sales are made in foreign currencies, primarily Euros and British pounds. A significant portion of the foreign currencies in which we conduct our business is currently denominated in Euros. The Company is not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

As of March 1, 2004, 61 of our 271 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $4.89 to $13.69 per share from January 1, 2001 through March 15, 2004 and from $6.40 to $8.09 per share from January 1, 2004 through March 15, 2004. For additional information regarding the price range of our common stock, see "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

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

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 33.5% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 15, 2004. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

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

Our executive officers, directors and principal stockholders beneficially own approximately 33.5% of our outstanding common stock, based upon the beneficial ownership of our common stock as of March 15, 2004. As a result, these stockholders, if they act together, could exert substantial influence over matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. The voting power of such persons may have the effect of delaying, preventing or deterring a change in control, and could affect the market price of our common stock.

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

Our exposure to market risks for changes in interest rates relates primarily to outstanding commercial debt. Due to the pay down of our commercial debt, we anticipate no material market risk exposure for changes in interest rates. Accordingly, we have not included quantitative tabular disclosures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----

Independent Auditors' Report..............................................  F-2

Consolidated Balance Sheets at December 31, 2003 and
   December 31, 2002......................................................  F-3

Consolidated Statements of Operations for the years
   ended December 31, 2003, 2002 and 2001.................................  F-4

Consolidated Statements of Stockholders' Equity and
   Comprehensive Income (Loss) for the years ended
   December 31, 2003, 2002 and 2001.......................................  F-5

Consolidated Statements of Cash Flows for the years
   ended December 31, 2003, 2002 and 2001.................................  F-6

Notes to Consolidated Financial Statements as of
   December 31, 2003 and 2002 and for the years ended
   December 31, 2003, 2002 and 2001 ......................................  F-7

Financial Statement Schedule--Valuation and Qualifying Account ...........  F-23


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, the end of the period covered by this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with its Securities and Exchange Commission disclosure obligations.

As of December 31, 2003, there have been no material changes in our internal controls or in other factors that could materially affect internal controls.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to our directors, executive officers and key employees as of March 15, 2004:

NAME                            AGE      POSITION
----                            ---      --------
Terrance J. Bieker               58      President and Chief Executive Officer,
                                         Director

Charles C. Best                  44      Chief Financial Officer, Executive
                                         Vice President, Finance

Kevin J. Reagan, Ph.D.           52      Executive Vice President, Technical
                                         Operations

Jozef Vangenechten, Ph.D.        49      General Manager, BioSource Europe, S.A.

Rocco R. Raduazo                 44      Vice President of Sales

Valerie Bressler-Hill            39      Vice President of Marketing

Jean-Pierre L. Conte*            40      Director

David J. Moffa, Ph.D.*  **       61      Director

John R. Overturf, Jr.**          43      Director

Robert J. Weltman                38      Director

John L. Zabriskie, Ph.D.* **     64      Director
----------
*   Member of the Compensation Committee.
**  Member of the Audit Committee.

Terrance J. Bieker, President and Chief Executive Officer, joined BioSource on November 1, 2003. From April 2003 to October 2003, Mr. Bieker served as Chief Executive Officer of Axya Medical, Inc. a medical devise company engaged in the sales of orthopedic surgical devices. From 2000 through 2002, Mr. Bieker served as President and Chief Executive Officer of MedSafe, Inc. a medical regulatory consulting company. Mr. Bieker was President and CEO of Transfusion Technologies Corporation, a medical device company from 1999 to 2000. From 1997 to 1999, Mr. Bieker served as Executive Vice President and Chief Operating Officer of Safeskin Corporation, a manufacturer of disposable gloveware. From 1989 to 1997, Mr. Bieker served as Chairman, CEO and President of Sanofi Diagnostics Pasteur, Inc., a clinical diagnostic division of Sanofi, SA, a French pharmaceutical and healthcare company. Prior to these appointments, Mr. Bieker served as General Manager of Genetic Systems Corporation. His early career was with various divisions of American Hospital Supply Corporation. Mr. Bieker holds a B.S. degree in Economics from the University of Minnesota.

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

Kevin J. Reagan, Ph.D. became Executive Vice President of Technical Operations in February of 2004 and was Vice President, Immunology from December 1996 through January 2004. From 1991 to December 1996, Dr. Reagan served as the first Director of Development Laboratories and then Vice President, Laboratory Operations at Specialty Laboratories, Inc., a clinical reference lab. From 1990 to 1991, Dr. Reagan was the Associate Director of AIDS/Hepatitis R&D at Ortho Diagnostics, Inc., a Johnson & Johnson Company. Dr. Reagan received his Bachelor of Arts in Biological Sciences from the University of Delaware. Dr. Reagan received both his Masters and Ph.D. degrees in Microbiology and Immunology from Hahnemann Medical College.

Jozef Vangenechten, Ph.D. became Managing Director of BioSource Europe, S.A. from February 1998. From 1988 to February 1998, Dr. Vangenechten worked for Societe Generale de Surveillance, n.v., an international provider of environmental compliance services, most recently as Managing Director of SGS's EcoCare Environmental Services division.

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

Jean-Pierre L. Conte has served as a director of BioSource since February 2000. Mr. Conte is a Managing Director of Genstar Capital LLC, which is the sole general partner of Genstar Capital Partners II, L.P.; a private equity limited partnership and Chairman and Managing Director of Genstar Capital, L.P. which is the sole general partner of Genstar Capital Partners III L.P. Prior to joining Genstar in 1995, he was a principal for six years at the NTC Group, Inc., a private equity investment firm. Mr. Conte is currently a director of several private companies and is also a Director of North American Energy Partners, Inc. Mr. Conte earned a Masters of Business Administration from Harvard University Graduate School of Business and a Bachelor of Arts from Colgate University.

David J. Moffa, Ph.D. has been a director of BioSource since April 1995. Dr. Moffa serves as the Regional Director and as Special Projects Director for Lab Corporation of America, Inc. located in Fairmont, West Virginia, positions he has held since 1982 and 1984, respectively, and as director of LabCorp in Pittsburgh Pennsylvania, a position held since 1985. Dr. Moffa serves as Chairman of ClinServices, LLC and as an advisor and consultant to various diagnostic, scientific and health care facilities. Dr. Moffa also serves on a number of committees and boards of directors of various privately held companies and governmental offices, including BB&T, Inc. He was past owner and CEO of BioPreps Laboratories, Inc. Dr. Moffa has completed a post doctoral fellowship in Clinical Biochemistry at the West Virginia University National Institutes of Health, holds a Ph.D. in Medical Biochemistry from the West Virginia School of Medicine, a Masters of Science degree in Biochemistry from West Virginia
University and a Bachelor of Arts degree in Pre-Medicine from West Virginia University.

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

Robert J. Weltman has served as a director of BioSource since February 2000. He is currently a Managing Director of Genstar Capital, LP, the sole general partner of Genstar Capital Partners II, L.P., a private equity limited partnership. Mr. Weltman joined Genstar in August 1995. Prior to joining Genstar, from July 1993 to July 1995, Mr. Weltman was an Associate with Robertson, Stephens & Company, an investment banking firm. Mr. Weltman holds an A.B. degree in chemistry from Princeton University. Mr. Weltman has been appointed to the Board of Directors pursuant to an investor rights agreement among Genstar, Stargen and the Company, which is described under "Item 13. Certain Relationships and Related Transactions."

John L. Zabriskie, Ph.D., is Co-founder and has served as Director of Puretech Ventures, a venture creation company since 2001. From 1997 to 2000 Dr. Zabriskie was Chairman and Chief Executive Officer of NEN Life Science Products, Inc., a leading supplier of kits for labeling and detection of DNA. From 1995 to 1997, Dr. Zabriskie was President and Chief Executive Officer of Pharmacia and Upjohn, Inc., a Fortune 500 pharmaceutical company formed by the merger of Pharmacia AB of Sweden and the Upjohn Company of Kalamazoo, Michigan. From 1965 until joining Upjohn in 1994, Dr. Zabriskie was employed by Merck and Co., Inc. He began his career at Merck as a chemist in 1965 and held various positions including President of Merck Sharp & Dohme and Executive Vice President of Merck and Co., Inc. He has served on a number of boards for health care and academic institutions and currently serves on the Board of Directors of Kellogg Co., Array BioPharma, and MacroChem Corp. Dr. Zabriskie received his A.B. degree in chemistry from Dartmouth College (N.H.) in 1961 and his Ph.D. in organic chemistry from the University of Rochester (N.Y.) in 1965.

CODE OF ETHICAL CONDUCT

Our Board of Directors recently adopted a Code of Ethical Conduct (the "Code of Conduct"). We require all employees, directors and officers, including our Chief Executive Officer and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.biosource.com.

IDENTIFICATION OF AUDIT COMMITTEE

Our Board of Directors has a separately standing Audit Committee. The Audit Committee currently consists of Messrs. David J. Moffa, PhD., John R. Overturf, Jr., and John L. Zabriskie, PhD. Mr. Overturf serves as Chairman of the Committee. Messrs. Moffa, Overturf and Zabriskie are "independent directors" within the meaning of Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and the NASDAQ Marketplace Rules. The Audit Committee's primary duties and responsibilities include appointment of the independent auditors, evaluation of the performance and independence of such auditors and review of the annual audited financial statements and the quarterly financial statements, as well as the adequacy of our internal controls.

AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors has determined that each of the members of its separately standing Audit Committee, Messrs. Moffa, Overturf and Zabriskie, are an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. Messrs. Moffa, Overturf and Zabriskie are "independent" for purposes of Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE -

Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2003, all our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the following; Robert D. Weist filed two late Form 4s, each reporting late one transaction that occurred in November 2002 and December 2002, respectively; and each of John R. Overturf, Jr., David J. Moffa, Jean-Pierre L. Conte, and Robert J. Weltman filed one late Form 4, each reporting late one transaction that occurred for each in December 2002.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated executive officers who were serving as executive officers at the end of the last fiscal year and whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to us in all capacities for each of the three years ended December 31 indicated below.

                           SUMMARY COMPENSATION TABLE

                                             -------------------------------------    -----------------------
                                                      ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                             -------------------------------------    -----------------------
                                                                          OTHER       NUMBER OF
                                 YEAR ENDED                               ANNUAL      SECURITIES   ALL OTHER
NAME AND                          DECEMBER                                COMPEN-     UNDERLYING    COMPEN-
PRINCIPAL POSITION (1)               31,        SALARY       BONUS        SATION        OPTIONS     SATION
------------------------------      ----     ----------    ---------     ---------      -------    ---------
Terrance J. Bieker............      2003     $ 40,105(2)   $325,000(3)   $     0              0        0
Chief Executive Officer and
President

Leonard M. Hendrickson........      2003     $187,500      $      0      $52,083(5)           0        0
Chief Executive Officer and         2002      250,000        99,650        1,548(7)           0        0
President (4)                       2001       49,000(6)     90,000          173(7)     280,000        0

Robert Weltman................      2003     $      0      $      0       $6,000(9)           0        0
Interim Chief Executive
Officer(8)

Charles C. Best...............      2003     $176,800      $      0          337(7)           0        0
Chief Financial Officer             2002      166,400        59,023          324(7)           0        0
and Executive Vice President        2001      160,000        23,500          325(7)      87,500        0

----------

(1) For a description of employment agreements between certain executive officers and the Company, see "Employment Agreements with Executive Officers" below.
(2) Mr. Bieker joined the Company on November 1, 2003. Represents salary from November 1, 2003 through December 31, 2003.
(3) Amount consists of a $90,000 signing bonus and $235,000 bonus with its intended use for relocation costs.
(4)      Mr. Hendrickson resigned from the Company on September 29, 2003.
(5) Represents payments made under a severance and release agreement. See "Employment Agreements with Executive Officers" below.
(6)      Represents salary paid from date of hire through December 31, 2001.
(7)      Consists of group life insurance premiums paid by the Company.
(8) Mr. Weltman served as our Interim Chief Executive Officer from September 30, 2003 through October 31, 2003. Mr. Weltman did not receive any additional compensation for his services as Interim Chief Executive officer.
(9) The compensation identified above was received by Mr. Weltman in his capacity as a Director of the Company.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 2003 to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                            NUMBER OF       PERCENT OF       AVG.
                            SECURITIES    TOTAL OPTIONS    EXERCISE                POTENTIAL REALIZABLE VALUE
                            UNDERLYING      GRANTED TO     OF BASE                 OF ASSUMED ANNUAL RATES OF
                             OPTIONS       EMPLOYEES IN     PRICE     EXPIRATION   STOCK PRICE APPRECIATION
NAME                        GRANTED(1)    FISCAL YEAR(2)  ($/SH.)(3)     DATE        FOR OPTION TERM (1)
------------------------    ----------    --------------  ----------  ----------   -------------------------
                                                                                      5%($)         10%($)
                                                                                      -----         ------

Terrance J. Bieker......      285,000          94%           7.18        2013      $1,286,907     $2,778,768
Leonard M. Hendrickson..         0              0%            --          --           $ 0           $ 0
Robert Weltman..........         0              0%            --          --           $ 0           $ 0
Charles C. Best.........         0              0%            --          --           $ 0           $ 0

----------

(1) Options granted in 2003 vest over various periods. The options were granted for a term of 10 years.
(2) Options covering an aggregate of 303,000 shares were granted to employees of the Company and its subsidiary during the year ended December 31, 2003.
(3) The exercise price and the tax withholding obligations related to exercise may be paid by delivery of already owned shares held a minimum of six months, subject to certain conditions.


OPTION EXERCISES AND STOCK OPTIONS HELD AT FISCAL YEAR END

The following table sets forth, for those Named Executive Officers who held stock options at fiscal year end, certain information regarding options exercised in fiscal year 2003, the number of shares of common stock underlying stock options held and the value of options held at fiscal year end based upon the last reported sales price of the common stock on the NASDAQ market on December 31, 2003 ($6.77 per share).

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
                           SHARES                 NUMBER OF SECURITIES
                          ACQUIRED               UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                             ON      VALUE             OPTIONS AT            IN-THE-MONEY OPTIONS AT
NAME                      EXERCISE  REALIZED       DECEMBER 31, 2003           DECEMBER 31, 2003
------------------------  --------  --------       -----------------           -----------------
                            (#)       ($)       EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                            ---       ---       -----------  -------------   -----------  -------------
Terrance J. Bieker......      --       --             --       285,000         $      0      $      0
Leonard M. Hendrickson.   12,000   54,720        228,165             0         $423,531      $      0
Robert Weltman..........      --       --         16,000             0         $  4,840      $      0
Charles C. Best.........      --       --        102,643        31,357         $ 88,245      $      0

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

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

We have entered into an executive employment agreement with Terrance J. Bieker to serve as our President and Chief Executive Officer, effective as of November 1, 2003. Pursuant to this agreement, Mr. Bieker receives an annual base salary of $275,000, which the Board may increase at the end of each year of his employment. In addition to the base salary to be paid to Mr. Bieker, the Company paid Mr. Bieker a one time signing bonus in the amount of $90,000, upon commencement of his employment. In addition, Mr. Bieker received a one time payment of $235,000 the intent of which was to be applied to the costs and expenses incurred by him in connection with his relocation to California. Mr. Bieker is also eligible to receive an annual bonus under the Company's management incentive plan to be agreed upon between Mr. Bieker and the Board on an annual basis. The management incentive plan will provide for the payment of a bonus equal to fifty percent (50%) of Mr. Bieker's then-current base salary upon achieving specified target objectives set forth in the management incentive plan, and payments of such lesser or greater amounts upon achieving results less than or greater than the specified target objectives as shall be contained in the management incentive plan. The agreement terminates on December 31, 2007. In the event that Mr. Bieker's employment is terminated without cause during the term of the agreement, the Company is obligated to continue to pay Mr. Bieker's then-current base salary for a period of 12 months following the effective date of such termination. In connection with his employment, Mr. Bieker was also granted stock options to purchase 285,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, or $7.18 per share. In certain instances involving a "change of control," all stock options which have been granted to Mr. Bieker that are unvested at the time of such change of control become immediately vested and exercisable. A "change of control," as defined in our 2000 Non-Qualified Stock Option Plan, which governs Mr. Bieker's stock option grant, means (i) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned, directly or indirectly, by persons who were not shareholders of the Company immediately prior to such merger, consolidation or other reorganization; or (ii) the sale, transfer or other disposition of all or substantially all of the Company's assets.

We entered into an employment agreement with Leonard M. Hendrickson to serve as our President and Chief Executive Officer, effective as of October 15, 2001. Pursuant to that agreement Mr. Hendrickson received an annual base salary of $250,000. In addition to the base salary paid to Mr. Hendrickson, the Company paid Mr. Hendrickson a one time signing bonus in the amount of $90,000, upon commencement of his employment. In addition, Mr. Hendrickson was eligible to receive annual bonuses under the Company's management incentive plan. The agreement was intended to terminate on December 31, 2004. In connection with Mr. Hendrickson's indefinite medical disability leave of absence in September 2003, we entered into a Separation and Release Agreement with him which is dated as of September 29, 2003 (the "Separation Agreement"). In connection with entering into the Separation Agreement, Mr. Hendrickson resigned his positions as President and Chief Executive Officer of the Company, and as a member of the Board of Directors, and commenced a disability leave of absence effective as of the date of that agreement and continuing through December 31, 2004 (the "Leave Period"). Additionally, pursuant to the terms of that Separation Agreement, in consideration for a full release of any and all claims Mr. Hendrickson may have had against the Company, from September 29, 2003 through December 31, 2003, the Company continued to pay or otherwise provide to Mr. Hendrickson (i) the difference between his then current base salary and any amount received by him under our disability insurance plans and pursuant to any governmental disability benefits, and (ii) our portion of the health insurance and life insurance benefits previously provided to him, which we will continue to provide through March 31, 2004. The Separation Agreement also provides that, from January 1, 2004 through December 31, 2004, we will pay or otherwise provide to Mr. Hendrickson (i) the difference between sixty percent (60%) of his then current base salary and any amount received by him under our disability insurance plans and pursuant to any governmental disability benefits, and (ii) various other health and life insurance benefits, including portions of any amounts he is permitted to pay through the provisions of the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA"), provided, however, although he will be entitled to receive these benefits beyond 2004, Mr. Hendrickson will be required to assume the responsibility for portions, or all, of these payments over the course of 2004 and in 2005, respectively. With respect to any stock options previously granted to Mr. Hendrickson, to the extent they were not fully vested on the date of the Separation Agreement, they continued to vest through December 31, 2003. On December 31, 2003, a "special terminating event," as that term is defined in Mr.

Hendrickson's Stock Option Agreements, was deemed to have occurred with respect to all stock options granted to him, and therefore any stock options previously granted to Mr. Hendrickson, to the extent not fully vested on that date, ceased to vest and became exercisable pursuant to their terms for a period of one year.

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

We have also entered into an executive employment agreement with Kevin Reagan to serve as our Executive Vice President - Technical Operations, effective as of February 15, 2004. Dr. Reagan served as our Vice President, Immunology since December 1996. Pursuant to his employment agreement, Dr. Reagan receives an annual base salary of $190,000, which the President may increase at the end of each year of Dr. Reagan's employment. Dr. Reagan is also eligible to receive an annual bonus under the Company's management incentive plan. The management incentive plan will provide for the payment of a bonus equal to thirty percent (30%) of Dr. Reagan's then-current base salary upon achieving specified target objectives set forth in the management incentive plan, and payments of such lesser or greater amounts upon achieving results less than or greater than the specified target objectives as shall be contained in the management incentive plan. The agreement terminates on December 31, 2007. In the event that Dr. Reagan's employment is terminated without cause during the term of the agreement, the Company is obligated to continue to pay Dr. Reagan's then-current base salary for a period of 9 months following the effective date of such termination. In connection with his employment, Dr. Reagan was also granted stock options to purchase 30,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, or $6.99 per share.

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

As of December 31, 2003, the Board had granted options under the 1993 Plan covering an aggregate of 2,000,000 shares of common stock to certain of our directors, officers and employees, of which options to purchase 677,484 shares were outstanding. On December 31, 2003, the 1993 Plan was terminated in accordance with its specified terms. Options granted under the 1993 Plan remain outstanding pursuant to the terms of each individual grant. However, the Company will not grant additional stock options under the 1993 Plan.

In January 2000, our Board of Directors approved the 2000 BioSource International, Inc. non-qualified stock option plan (the "2000 Plan"). Under the 2000 Plan, non-qualified stock options may be granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the company's common stock. Options granted under the 2000 Plan are generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expire ten years from the date of grant. Stock options outstanding under the 2000 Plan as of December 31, 2003 were 1,421,852. See note 8 of the accompanying audited consolidated financial statements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth as of March 15, 2004 certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each person listed is in care of BioSource International, Inc., 542 Flynn Road, Camarillo, California 93012, and the address of Messrs. Conte, Weltman and Genstar Capital LLC is Four Embarcadero Center, Suite 1900, San Francisco, California 94111.

                                              NUMBER OF SHARES
                                              OF COMMON STOCK
                                                BENEFICIALLY
             NAME AND ADDRESS                     OWNED (1)        PERCENT (1,2)
             ----------------                 ----------------     -------------

Genstar Capital LLC (3) ....................      3,452,856           32.2%
Jean-Pierre L. Conte (3) ...................      3,400,189           31.8%
Kennedy Capital Management, Inc. (4) .......        793,228            8.4%
Royce & Associates LLC (5) .................        684,200            7.3%
Dimensional Funds Advisors Inc. (6) ........        513,700            5.5%
Leonard M. Hendrickson (7) .................        291,831            3.0%
Charles C. Best (8) ........................        107,122             *
John L. Zabriskie, Ph.D. (9) ...............         52,500             *
David J. Moffa, Ph.D. (10) .................         47,900             *
John R. Overturf, Jr. (11) .................         34,600             *
Robert J. Weltman (12) .....................         19,333             *
Terrance J. Bieker (13) ....................              0             *
All of the directors and executive
   officers as a group (seven persons) (13)       3,661,644           33.5%

----------
* Less than one percent.

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 21, 2000.
(2) Percentage ownership is based on 9,402,618 shares of common stock outstanding as of March 15, 2004.
(3) Genstar Capital Partners II, L.P. holds 2,032,809 shares of common stock and 1,262,542 shares of common stock issuable upon exercise of warrants and Stargen II LLC holds 34,380 shares of common stock and 24,458 shares of common stock issuable upon exercise of warrants, all of which are currently convertible or exercisable. Includes 16,000 stock options held by Mr. Conte and 16,000 stock options held by Mr. Weltman. In addition, Mr. Conte holds 30,000 shares of common stock, Richard F. Hoskins holds 16,667 shares of common stock, Mr. Weltman holds 3,333 shares of common stock, and Richard D. Paterson holds 16,667 shares of common stock. Genstar Capital LLC is the general partner of Genstar Capital Partners II, L.P. Mr. Conte, Mr. Hoskins and Mr. Paterson are the managers and managing directors of Genstar Capital LLC and are members of Stargen, and Mr. Paterson is the Administrative Member of Stargen. In such capacities Messrs. Conte, Hoskins and Paterson may be deemed to beneficially own shares of common stock beneficially held by Genstar Capital Partners and Stargen, but disclaim such beneficial ownership, except to the extent of their economic interest in these shares. Messrs. Conte, Hoskins, Paterson, Genstar Capital LLC, Genstar Capital Partners II, L.P. and Stargen II LLC may be deemed to be acting as a group in relation to their respective holdings in BioSource but do not affirm the existence of any such group.
(4) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on February 13, 2004 by Kennedy Capital Management, Inc.
(5) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on January 28, 2004 by Royce & Associates LLC.
(6) As disclosed in the Schedule 13G filed with the Securities and Exchange Commission on February 6, 2004 by Dimensional Fund Advisors, Inc.
(7) Includes 239,831 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 15, 2004. On December 31, 2003, a "special terminating event," as that term is defined in Mr. Hendrickson's Stock Option Agreements, was deemed to have occurred with respect to all stock options granted to him, and therefore any stock options previously granted to Mr. Hendrickson, to the extent not fully vested on that date, ceased to vest and became exercisable pursuant to their terms for a period of one year, until December 31, 2004. Also includes (i) 48,000 shares of common stock owned; (ii) 4,000 shares of common stock held of record by two of Mr. Hendrickson's minor children.
(8) Includes 107,122 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 15, 2004.
(9) Includes (i) 37,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 15, 2004; and (ii) 15,000 shares of common stock owned.
(10) Includes (i) 40,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 15, 2004; (ii) 550 shares of common stock held solely by Dr. Moffa's spouse; (iii) 4,000 shares of common stock held jointly with Dr. Moffa's spouse; and (iv) 2,850 shares of common stock held directly.
(11) Includes (i) 28,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 15, 2004; and (ii) 6,600 shares of common stock owned.
(12) Includes (i) 3,333 shares of common stock held directly; (ii) 16,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 15, 2004. Mr. Weltman is also a Principal of Genstar Capital LP and a member, but not a managing member, of Stargen II LLC. Mr. Weltman does not have power to vote or dispose of, or to direct the voting or disposition of, any securities beneficially owned by Genstar Capital LLC or Stargen II

         LLC. Mr. Weltman disclaims that he beneficially owns any shares of common stock beneficially owned by Genstar Capital LLC or Stargen II LLC, except to the extent of his economic interest in shares owned by Genstar Capital LLC or Stargen II LLC.
(13) Mr. Bieker joined the Company on November 1, 2003 and was granted 285,000 stock options whose initial vesting occurs one year from the date of grant. Mr. Bieker owns no shares directly.
(14) Includes (i) 245,122 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or are exercisable within 60 days of March 15, 2004; (ii) 1,287,000 shares of common stock reserved for issuance upon the exercise of warrants and
         (iii) includes 2,129,522 shares of common stock owned.

EQUITY PLAN COMPENSATION INFORMATION

The Equity Plan Compensation Information identified in Part II, Item 5 above is incorporated into this Part III, Item 12 by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

KPMG LLP, our independent accountants ("KPMG") billed us an aggregate of approximately $191,000 and $160,000 for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2002, respectively, and the reviews of the financial statements included in our Form 10-Q's for fiscal 2003 and 2002.

AUDIT-RELATED FEES

KPMG billed us an aggregate of approximately $0 in fees for assurance and related services related to the audit of our annual financial statements for the fiscal years ended December 31, 2003 and 2002, respectively.

TAX FEES

KPMG billed us an aggregate of approximately $97,000 and $109,000 in fees for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2003 and 2002.

ALL OTHER FEES

KPMG billed us an aggregate of approximately $0 for all other services performed in fiscal 2003 and 2002, respectively.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The Audit Committee does not delegate these responsibilities. During each of the fiscal years ended December 31, 2003 and 2002, respectively, our Audit Committee pre-approved 100% of the services described above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The financial statements listed below are included as part of this report:

                  Independent Auditors' Report

                  Consolidated Balance Sheets at December 31, 2002 and 2001

                  Consolidated Statements of Operations for the Years ended December 31, 2002, 2001, and 2000

                  Consolidated    Statements   of   Stockholders'   Equity   and
                  Comprehensive Income (Loss) for the Years ended December 31, 2003, 2002 and 2001

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

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K dated October 20, 2003, reporting Items 7 and 5 and filed with the Securities and Exchange Commission on October 20, 2003.

                  Current Report on Form 8-K dated November 7, 2003, reporting Items 7 and 12, filed with the Securities and Exchange Commission on November 7, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BioSource International, Inc

         Date:  March 29, 2004        By:  /S/  CHARLES C. BEST
                                           -----------------------------------
                                           Charles C. Best
                                           Chief Financial Officer

         Date:  March 29, 2004        By:  /S/  TERRANCE J. BIEKER
                                           -----------------------------------
                                           Terrance J. Bieker
                                           President and Chief Executive Officer


                                POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Terrance J. Bieker and Charles Best, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated:

           SIGNATURE                          TITLE                    DATE
           ---------                          -----                    ----

/S/  TERRANCE J. BIEKER             President, Chief Executive    March 29, 2004
------------------------------
     Terrance J. Bieker             Officer and Director

/S/  DAVID J. MOFFA, PH.D.          Director                      March 29, 2004
------------------------------
     David J. Moffa, Ph.D.

/S/  JOHN R. OVERTURF, JR.          Director                      March 29, 2004
------------------------------
     John R. Overturf, Jr.

/S/  JEAN-PIERRE L. CONTE           Director                      March 29, 2004
------------------------------
     Jean-Pierre L. Conte

/S/  ROBERT J. WELTMAN              Director                      March 29, 2004
------------------------------
     Robert J. Weltman

/S/  JOHN L. ZABRISKIE PH. D.       Director                      March 29, 2004
------------------------------
     John L. Zabriskie Ph.D

                                  EXHIBIT INDEX
               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

EXHIBIT
NUMBER                                DESCRIPTION
-------     --------------------------------------------------------------------

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

10.1        Registrant's 1993 Stock Incentive Plan (4)

10.2 Licensing Agreement dated May 1, 1990, by and between TAGO, Inc., as licensee, and St. Jude's Children's Hospital, as licenser (1)

10.3 License Agreement dated February 14, 1991, by and between Registrant and Schering Corporation (1)

10.4 License Agreement dated October 1, 1993, by and between Registrant, as licensee, and Schering Corporation, as licensor (2)

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, CONTINUED

EXHIBIT
NUMBER                                DESCRIPTION
-------     --------------------------------------------------------------------

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

10.17 Letter agreement regarding employment, dated August 18, 2000 between Registrant and George Uveges (15)

10.18 Amendment to letter agreement regarding employment, dated September 18, 2000, between Registrant and George Uveges (15)

10.19       Registrant's 2000 Non-Qualified Stock Option Plan (14)

10.20 Lease Agreement for 542 Flynn Road, dated March 7, 2000, between Registrant and Lincoln Ventura Technology Center (15)

10.21 Executive Employment Agreement between Registrant and Leonard M. Hendrickson, dated September 24, 2001(16)

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, CONTINUED

EXHIBIT
NUMBER                                DESCRIPTION
-------     --------------------------------------------------------------------

10.22 Separation and Release Agreement dated as of September 29, 2003, between Registrant and Leonard Hendrickson.

10.23 Executive Employment Agreement between Registrant and Terrance J. Bieker, dated as of October 8, 2003.

21          Subsidiaries of the Company

                                                              STATE/COUNTRY OF
                  NAME                                        INCORPORATION
                  ------------------------------------------------------------
                  Keystone Laboratories, Inc..................California
                  BioSource Europe S.A........................Belgium
                  BioSource B.V...............................Holland
                  BioSource GmbH..............................Germany
                  BioSource U.K., Ltd.........................U.K.
                  Quality Controlled Biochemicals, Inc........Massachusetts
                  Javelle, Inc................................Massachusetts

23.1        Consent of KPMG LLP, Independent Auditors

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

32.2 Certificate of Charles C. Best, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

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

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



                                                                            PAGE
                                                                            ----

Independent Auditors' Report..............................................   F-2

Consolidated Balance Sheets at December 31, 2003 and 2002.................   F-3

Consolidated Statements of Operations for the years ended
December 31, 2003, 2002 and 2001..........................................   F-4

Consolidated Statements of Stockholders' Equity and
Comprehensive Income (Loss) for the years ended
December 31, 2003, 2002 and 2001..........................................   F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001..........................................   F-6

Notes to Consolidated Financial Statements as of
December 31, 2003 and 2002 and for the years ended
December 31, 2003, 2002 and 2001 .........................................   F-7

Financial Statement Schedule--Valuation and Qualifying Accounts...........  F-23

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSource International, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As explained in Note 1 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for the impairment of goodwill and other intangibles.


                                        KPMG LLP

Los Angeles, California
February 9, 2004

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except for per share data)

                                                              DECEMBER 31,
                                                           2003          2002
                                                         --------      --------

         ASSETS
Current assets:
   Cash and cash equivalents .......................     $  3,297      $  5,941
   Accounts receivable, less allowance for
     doubtful accounts of $258 and $261 at
     December 31, 2003 and 2002 ....................        6,308         6,157
   Inventories, net (note 2) .......................        9,074         8,880
   Prepaid expenses and other current assets .......          652           538
   Deferred income taxes (note 8) ..................        2,363         1,873
                                                         --------      --------
         Total current assets ......................       21,694        23,389

Property and equipment, net (note 3) ...............        6,235         7,398
Intangible assets net of accumulated
   amortization of $3,230 and $2,655 at
   December 31, 2003 and 2002 (notes 1 and 4) ......        5,500         6,076
Goodwill ...........................................          307           307
Other assets .......................................          519           526
Deferred income taxes (note 8) .....................       10,078         8,810
                                                         --------      --------
                                                         $ 44,333      $ 46,506
                                                         ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................     $  2,451      $  3,115
   Accrued expenses ................................        3,227         2,910
   Deferred revenue ................................          249           427
   Income tax payable ..............................          104           341
                                                         --------      --------
         Total current liabilities .................        6,031         6,793
                                                         --------      --------

Commitments and contingencies (note 11)

Stockholders' equity:
Common stock, $.001 par value. Authorized
   20,000,000 shares: issued and outstanding
   9,376,860and 9,676,931 shares at December
   31, 2003 and 2002 ...............................            9            10
Additional paid-in capital .........................       42,633        44,500
Accumulated deficit ................................       (4,452)       (3,382)
Accumulated other comprehensive gain (loss) ........          112        (1,415)
                                                         --------      --------
         Net stockholders' equity ..................       38,302        39,713
                                                         --------      --------
                                                         $ 44,333      $ 46,506
                                                         ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  (Amounts in thousands, except per share data)




                                             2003          2002          2001
                                           --------      --------      --------

Net sales ............................     $ 44,094      $ 40,055      $ 35,175
Cost of sales ........................       21,900        17,689        15,540
                                           --------      --------      --------
   Gross profit ......................       22,194        22,366        19,635

Operating expenses:
   Research and development ..........        7,007         6,187         3,986
   Sales and marketing ...............        9,298         8,339         7,395
   General and administrative ........        6,851         5,916         6,945
   Long-lived asset impairment .......          341          --            --
   Amortization of intangibles .......          575           641         1,098
                                           --------      --------      --------
     Total operating expenses ........       24,072        21,083        19,424
                                           --------      --------      --------
Operating income (loss) ..............       (1,878)        1,283           211

Interest income ......................           31           113           376
Interest expense .....................           (4)            0            (2)
Other income (expense), net ..........         (103)           10            86
                                           --------      --------      --------
Income (loss) before income tax
   expense (benefit) .................       (1,954)        1,406           671
Income tax expense (benefit) .........         (884)           11           (70)
                                           --------      --------      --------
     Income (loss) before
        cumulative effect of
        accounting change ............       (1,070)        1,395           741
Cumulative effect of accounting
   change (net of applicable
   income taxes of $1,500) ...........         --          (2,447)         --
                                           --------      --------      --------
Net income (loss) available to
   common stockholders ...............     $ (1,070)       (1,052)          741
                                           ========      ========      ========

Income (loss) per share before
   accounting change:
   Basic .............................     $  (0.11)         0.14          0.07
                                           ========      ========      ========
   Diluted ...........................     $  (0.11)         0.14          0.07
                                           ========      ========      ========

Net income (loss) per share:
   Basic .............................     $  (0.11)        (0.11)         0.07
                                           ========      ========      ========
   Diluted ...........................     $  (0.11)        (0.11)         0.07
                                           ========      ========      ========

Shares used to compute per
   share amounts:
   Basic .............................        9,403         9,787        10,398
                                           ========      ========      ========
   Diluted ...........................        9,403        10,189        10,965
                                           ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (Amounts in thousands)

                                                                                   RETAINED                               COMPRE-
                                                 COMMON STOCK       ADDITIONAL     EARNINGS    ACCUMULATED     NET        HENSIVE
                                           NUMBER OF                  PAID-IN    (ACCUMULATED  COMPREHEN-  STOCKHOLDERS'  INCOME
                                             SHARES       AMOUNT      CAPITAL      DEFICIT)     SIVE LOSS     EQUITY      (LOSS)
                                           --------------------------------------------------------------------------------------
Balance at December 31, 2000                10,327       $   10      $49,304      $(3,071)     $ (2,197)    $44,046

Exercise of stock options                      123            0          308           --            --         308
Purchase of Treasury Stock                     (96)                     (668)          --            --        (668)
Stock option compensation expense                            --         (388)          --            --        (388)
Income tax benefit from exercise of
   stock options                                --           --          205           --            --         205
Net income                                      --           --           --          741                       741       $   741
Foreign currency translation adjustments        --           --           --           --          (366)       (366)         (366)
                                                                                                                          --------
Total comprehensive loss                                                                                         --       $   375
                                           -------------------------------------------------------------------------      ========
Balance at December 31, 2001                10,354       $   10      $48,761      $(2,330)     $ (2,563)    $43,878
                                           -------------------------------------------------------------------------

Exercise of stock options                      105           --          291           --            --         291
Purchase of treasury stock                    (782)                   (4,608)          --            --      (4,608)
Income tax benefit from exercise of stock
   options                                                   --           56           --            --          56
Net income                                                                         (1,052)                   (1,052)      $(1,052)
Foreign currency translation adjustments                     --           --           --         1,148       1,148         1,148
                                                                                                                          --------
Total comprehensive income                                                                                       --       $    96
                                           -------------------------------------------------------------------------      ========
Balance at December 31, 2002                 9,677       $   10      $44,500      $(3,382)     $ (1,415)    $39,713
                                           ------------------------------------------------------------------------

Exercise of stock options                      358           --        1,075           --            --       1,075
Purchase of treasury stock                    (658)         (1)       (3,480)          --            --      (3,481)
Income tax benefit from exercise of stock
   options                                                   --          538           --            --         538
Net loss                                                                           (1,070)                   (1,070)      $(1,070)
Foreign currency translation adjustments                     --           --           --         1,527       1,527          1,527
                                                                                                                          ---------
Total comprehensive income                                                                                       --       $   457
                                           -------------------------------------------------------------------------      ========
Balance at December 31, 2003                 9,377       $    9      $42,633      $(4,452)     $    112     $38,302
                                           ========================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (Amounts in thousands)

                                                    2003       2002       2001
                                                  -------    -------    -------
Cash flows from operating activities:
      Net income (loss) .......................   $(1,070)    (1,052)       741
      Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
           Depreciation and amortization ......     2,620      2,324      2,431
           Long-lived asset impairment ........       341       --         --
           Stock compensation .................      --         --         (388)
           Income tax benefit from the
              exercise of stock options .......       538         56        205
           Cumulative effect of accounting
              change ..........................      --        4,629       --
      Changes in assets and liabilities
           Accounts receivable ................       415        505       (753)
           Inventories ........................       622     (1,011)      (654)
           Prepaid expenses and other
              current assets ..................      (109)         9        716
           Deferred income taxes ..............    (1,758)    (1,774)       (31)
           Other assets .......................         7        (35)       245
           Accounts payable ...................      (890)       522       (748)
           Accrued expenses ...................        37        (63)        12
           Deferred income ....................      (177)        23         90
           Income taxes payable ...............         7       (384)       199
                                                  -------    -------    -------
              Net cash provided by
                 operating activities .........       583      3,749      2,065
                                                  -------    -------    -------
Cash flows from investing activities:
      Purchase of property and equipment ......    (1,321)    (3,481)    (2,559)
      Proceeds from sales of property and
         equipment ............................       253       --         --
                                                  -------    -------    -------
           Net cash used in investing
              activities ......................    (1,068)    (3,481)    (2,559)
                                                  -------    -------    -------
Cash flows from financing activities:
           Proceeds from the exercise of
              options .........................     1,075        291        308
           Payments to acquire treasury
              stock ...........................    (3,481)    (4,608)      (668)
                                                  -------    -------    -------
           Net cash used in financing
              activities ......................    (2,406)    (4,317)      (360)
                                                  -------    -------    -------

           Net decrease in cash and cash
              equivalents .....................    (2,891)    (4,049)      (854)
Effect of exchange rates on cash and cash
   equivalents ................................       247        519       (308)

Cash and cash equivalents at beginning of
   year .......................................     5,941      9,471     10,633
                                                  -------    -------    -------

Cash and cash equivalents at end of year ......   $ 3,297      5,941      9,471
                                                  =======    =======    =======

Supplemental disclosure of cash flow
   information: Cash paid during the
   year for:
           Interest ...........................   $     4         44          2
                                                  =======    =======    =======
           Income taxes .......................   $   738       --         --
                                                  =======    =======    =======



The accompanying notes are an integral part of these consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002, AND 2001


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

FINANCIAL INSTRUMENTS

The carrying value of financial instruments such as cash and cash equivalents, trade receivables, and payables approximates their fair value at December 31, 2003 and 2002 due to the short-term nature of these instruments.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation and amortization of property and equipment and identifiable intangibles is provided using the straight-line method over the estimated useful lives of the related assets which generally range from three to fifteen years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the lease term, whichever is shorter.

GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No.141, "Accounting For Business Combinations," and FAS No. 142, "Accounting For Goodwill and Other Intangible Assets." FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed for impairment in accordance with FAS No. 142. The amortization of goodwill and intangible assets was approximately $575,000, $641,000, and $1,098,000, for fiscal years ended December 31, 2003, 2002, and 2001, respectively. Effective January 1, 2002, the Company's goodwill and other intangible assets are accounted for under FAS No. 141 "Business Combinations" and FAS No. 142 "Goodwill and Other Intangible Assets." The Company considers certain of its subsidiaries including BioSource Europe S.A., Keystone Laboratories, Inc., Quality Controlled Biochemicals, Inc. and its Biofluids division reporting units as defined under FAS 142. The Company used the

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002, AND 2001


present value method for determining the fair value of its reporting units. In 2002, the Company recognized a non-cash charge, net of applicable income taxes, of $2,447,000 representing the cumulative effect of a change in accounting principle resulting from the implementation of FAS 142. This amount is shown in the accompanying condensed consolidated statement of operations as a cumulative effect of an accounting change.

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

The Company reviewed its remaining goodwill for impairment in the third quarter of 2003 using FAS No. 142 and determined that the carrying value was not impaired. Accordingly, the Company continues to carry the goodwill related to its 1996 acquisition of certain assets and assumed liabilities of Medgenix Diagnostics, SA, now BioSource Europe, S.A., a wholly-owned subsidiary of the Company on its Consolidated Balance Sheets.

ADVERTISING, MARKETING AND PROMOTION COSTS

For the year ended December 31, 2003, the Company capitalized its annual catalog production costs and expensed them evenly throughout the year. In the past, the Company has expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year. During 2002, and after production of the 2002 catalog, the Company put substantial effort into increasing the number of customers in its customer database increasing its dependence on its catalog to attract more customers. As a result, the Company believes that its 2003 catalog is a direct response advertisement, the primary purpose of which is to elicit sales to customers who respond specifically to the catalog resulting in probable future economic benefit. Accordingly, beginning in 2003, the Company is capitalizing its catalog production costs and expensing them evenly throughout the fiscal year in accordance with the AICPA's Statement of Position 93-07. For the years ended December 31, 2003, 2002 and 2001, the Company expensed approximately $560,000, $529,000 and $419,000 of catalog costs respectively.

LICENSE AGREEMENTS

License agreements primarily for the use of antibodies are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term (generally five to ten years). These costs are included with other assets in the accompanying consolidated balance sheets. Accumulated amortization at December 31, 2003 and 2002 was approximately $447,000 and $396,000, respectively.

REVENUE RECOGNITION

The Company's revenue is generated from the sale of products primarily manufactured internally. The Company does have a small amount of products that are sold on an outside equipment ("OEM") basis. The Company sells standard and custom products directly to end users and distributors and recognizes revenue upon transfer of title to the customer, which occurs upon shipment. General sales and payment terms to distributors are similar to those granted to end user customers. Certain end user customers prepay for product and request shipment of the product at future dates, primarily sera or media products. The Company records deferred revenue until such time as a product is shipped to a customer. Approximately 25% of the Company's 2003 net sales were to distributors.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


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

The Company has not provided U.S. federal or foreign withholding taxes on foreign subsidiary undistributed earnings as of December 31, 2003, because such earnings are intended to be permanently invested. It is not practicable to determine the U.S. Federal income tax liability, if any that would be payable if such earnings were not reinvested indefinitely.

LONG-LIVED ASSETS

It is our policy to account for long-lived assets (property, plant, equipment and intangible assets) at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. As a result, the Company has determined that its long-lived assets are not impaired as of December 31, 2003 and 2002. Effective January 1, 2002, other long-lived assets are accounted for under SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The adoption of SFAS No. 144 did not have a material impact on the financial position or results from operations.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Except for net income (loss) and foreign currency translation adjustments, the Company does not have any transactions or other economic events that qualify as comprehensive income (loss) as defined under SFAS No. 130.

BUSINESS SEGMENT REPORTING

Management of the Company has determined its reportable segments are strategic business units that offer both sales to external customers from geographic company facilities and sales to external customers in certain geographic regions. Significant reportable business segments are the United States and European facilities, and sales to external customers are summarized as those located in the United States, Europe, Japan and other. Information related to these segments is summarized in Note 10.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). This new pronouncement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for obligations of lessees. The standard was effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this standard effective January 1, 2003 with no material effect on the Company's financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB Statement No. 123, which provides guidance for transition to the fair value based method of accounting for stock-based employee compensation and the required financial statement disclosure. The adoption of SFAS No. 148 expanded the disclosure in our interim financial statements, and does not significantly impact our annual disclosures of stock-based compensation in our consolidated financial statements.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have any impact on the Company's financial position or results of operations. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 4. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have any impact on the Company's consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this standard effective July 1, 2003, and it did not have a material effect on our consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, the useful lives of assets for depreciation and amortization, evaluation of impairment, restructuring expense and accrual, litigation accruals and recoverability of deferred taxes.

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and trade accounts receivable. The credit risk associated with trade accounts is mitigated by a credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's foreign subsidiary, whose functional currency is Euros, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated at the average exchange rate in effect during the period. Resulting translation adjustments are recorded as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income. Foreign currency transaction gains and losses were insignificant to the operating results for each of the years in the three-year period ended December 31, 2003.

STOCK OPTION PLAN

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44,
Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


                                               2003          2002        2001
                                            ----------    ---------    --------
                                           (in thousands, except per share data)

Net income (loss):
   As reported ..........................   $   (1,070)   $  (1,052)   $    741

      Add/deduct: Total stock-based
       employee compensation expense
       determined under intrinsic value
       based method for all awards,
       net of tax effects ...............         --           --          (233)

      Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of tax effects ...       (1,292)      (2,458)     (2,764)
                                            ----------    ---------    --------


   Pro forma net loss ...................   $   (2,362)   $  (3,510)   $ (2,256)
                                            ==========    =========    ========


Net income (loss) per share:
   Basic - as reported ..................   $    (0.11)   $   (0.11)   $   0.07
                                            ==========    =========    ========

   Basic - pro forma ....................   $    (0.25)   $   (0.36)   $  (0.22)
                                            ==========    =========    ========

   Diluted - as reported ................   $    (0.11)   $   (0.10)   $   0.07
                                            ==========    =========    ========

   Diluted - pro forma ..................   $    (0.25)   $   (0.36)   $  (0.22)
                                            ==========    =========    ========


2.       INVENTORIES

Inventories at December 31, 2003 and 2002 are summarized as follows (000's):


                                                   2003           2002
                                                  ------         ------

         Raw materials ..................         $3,193         $2,703
         Work in process ................            455            493
         Finished goods .................          5,426          5,684
                                                  ------         ------

                                                  $9,074         $8,880
                                                  ======         ======

In the fourth quarter of 2003, approximately $1,250,000 of inventory was discontinued, scrapped or fully reserved and was charged in cost of sales in the accompanying consolidated statement of operations.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


3.       PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 are summarized as follows (000's):

                                                   2003         2002
                                                 --------     --------

         Machinery and equipment ............    $  9,225     $  9,241
         Office furniture and equipment .....       4,270        3,708
         Leasehold improvements .............       1,874        1,530
                                                 --------     --------
                                                   15,369       14,479
         Less accumulated depreciation
            and amortization ................      (9,134)      (7,081)
                                                 --------     --------

                                                 $  6,235     $  7,398
                                                 ========     ========


4.       GOODWILL  AND  INTANGIBLE  ASSETS - ADOPTION  OF  FINANCIAL  ACCOUNTING
         STATEMENT 142

In  July  2001,  the  FASB  issued  FAS  No.  141,   "Accounting   For  Business
Combinations," and FAS. 142, "Accounting for Goodwill and Other Intangible Assets."

The pro forma effects of implementation of FAS 142 to prior periods would be as follows: (amounts in thousands, except per share data):


                                               FOR YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                           2003            2002           2001
                                        ---------       ---------      ---------

Reported income (loss)................  $  (1,070)         (1,052)           741
Add:
Impairment charge, net of tax.........         --           2,477             --
Goodwill Amortization, net of tax.....         --              --            283
                                        ---------       ---------      ---------
Adjusted net income (loss)............     (1,070)          1,425          1,024
                                        =========       =========      =========

Basic net income (loss) per share:
   Reported income (loss).............  $   (0.11)          (0.11)          0.07
   Impairment charge, net of tax......         --            0.25             --
   Goodwill Amortization, net of tax..         --              --           0.03
                                        ---------       ---------      ---------
   Adjusted net income (loss).........  $   (0.11)           0.15           0.10
                                        =========       =========      =========

Diluted net income (loss) per share:
   Reported income (loss).............  $   (0.11)          (0.10)          0.07
   Impairment charge, net of tax......         --            0.24             --
   Goodwill Amortization, net of tax..         --              --           0.03
                                        ---------       ---------      ---------
   Adjusted net income (loss).........  $   (0.11)           0.14           0.10
                                        =========       =========      =========

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


Acquired Intangible assets are as follows (in thousands):

                              AS OF DECEMBER 31, 2003    AS OF DECEMBER 31, 2002
                             ------------------------   ------------------------
                                GROSS                      GROSS
                              CARRYING    ACCUMULATED    CARRYING    ACCUMULATED
                               AMOUNT    AMORTIZATION     AMOUNT    AMORTIZATION
                             ---------    ----------    ---------    ----------
Amortized intangible assets
  Developed Technology.....  $   7,656        (2,597)   $   7,656        (2,115)
  Core technology..........        665          (225)         665          (181)
  Tradename................        257          (256)         257          (206)
                             ---------    ----------    ---------    ----------
     Total.................  $   8,578        (3,078)   $   8,578        (2,502)
                             =========    ==========    =========    ==========

At December 31, 2004, estimated amortization expense was as follows (in thousands):

       2004...................... $  515
       2005...................... $  515
       2006...................... $  515
       2007...................... $  515
       2008...................... $  515

The changes in the carrying amount of goodwill for the year ended December 31, 2003, is as follows (in thousands):

                                                  UNITED STATES       EUROPEAN
                                                     SEGMENT           SEGMENT
                                                   -----------       -----------

Balance as of December 31, 2001..................  $    4,629               307
Goodwill acquired during the year................          --                --
Impairment losses................................      (4,629)               --
                                                   ----------        ----------
Balance as of December 31, 2002..................          --               307
Goodwill acquired during the year................          --                --
Impairment losses................................          --                --
                                                   ----------        ----------
Balance as of December 31, 2003..................  $       --               307
                                                   ==========        ==========

5.       COMMON STOCK AND TREASURY STOCK

The Company has a stock repurchase program under which it is allowed to repurchase up to $15 million of common stock, at managements discretion, through June 30, 2004. As of December 31, 2003, the Company had repurchased 1,536,000 shares of common stock and incurred a cash outlay totaling $8,734,000.

6.       STOCK OPTIONS, PURCHASE PLANS AND WARRANTS

The Company currently has two stock option plans in place during 2003 - the 1993 Stock Incentive Plan (the "1993 Plan") and the 2000 BSI non-qualified stock option Plan (the "2000 Plan"). The Company also has several stock option agreements with certain officers in effect.

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

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


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

The per share weighted average market value of stock options granted during 2003, 2002 and 2001 was $7.14, $6.20, and $6.00, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                2003         2002         2001
--------------------------------------------------------------------------------

Expected dividend yield................          0.00%        0.00%        0.00%
Risk-free interest rate................          3.03%        3.82%        4.50%
Expected volatility....................        106.64%      106.42%       89.87%
Expected option life (years)...........          4.70         5.18         4.81


To the extent that BioSource derives a tax benefit from options exercised by employees, such benefit is credited to additional paid-in capital. Tax benefits recognized totaling $538,000, $56,000, and $205,000 were credited to additional paid-in capital in fiscal 2003, 2002 and 2001, respectively.

The following summarizes the stock option transactions under the 1993 Plan and the 2000 Plan during the periods presented:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                  SHARES         EXERCISE PRICE
                                                  ------         --------------

Options outstanding at December 31, 2000...     2,064,823           $  12.67
Options granted............................       904,647               7.84
Options exercised..........................       (36,952)              2.50
Options canceled...........................      (885,166)             17.55
                                              -----------           --------

Options outstanding at December 31, 2001...     2,047,352               8.74
Options granted............................       474,300               6.12
Options exercised..........................       (76,514)              3.10
Options canceled...........................      (516,063)             13.14
                                              -----------           --------

Options outstanding at December 31, 2002...     1,929,075               7.14
Options granted............................       303,000               7.14
Options exercised..........................      (170,830)              3.07
Options canceled...........................      (138,071)              7.42
                                              -----------           --------

Options outstanding at December 31, 2003...     1,923,174           $   7.48
                                              ===========           ========

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


At December 31, 2003, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:

                 Weighted         Weighted                       Number of
                 Average          Average         Number of       Options
                 Exercise         Life of          Options       Currently
                  Price            Option        Outstanding    Exercisable
             ---------------------------------------------------------------

              $1.37 - $3.10        3.50            166,658         166,658
              $3.11 - $6.20        7.10            560,164         368,367
              $6.21 - $9.30        8.20            753,363         284,895
              $9.31 - $15.50       7.10            275,000         193,987
             $15.51 - $31.00       6.80            167,989         133,425
                                 -------        -----------     -----------
Total                              7.20          1,923,174       1,147,332
                                 =======        ===========     ===========

At December 31, 2003, 2002 and 2001, the number of options exercisable was 1,147,332, 1,007,601, and 777,836, respectively, and the weighted average exercise price of those options was $7.41, $6.47, and $6.41, respectively.

The Company has a stock option agreement with Mr. Leonard Hendrickson, a former officer of the Company that is outside the 1993 and the 2000 Plan. The outstanding options expire on December 31, 2004 according to their terms at the date of grant.

The following summarizes transactions outside the option plan during the periods presented:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                         SHARES         PRICE
                                                       --------       --------

Options outstanding at December 31, 2000............    290,000       $   2.89
Options granted.....................................    280,000           5.19
Options exercised...................................    (64,000)          2.61
Options canceled....................................        ---             --
                                                       --------       --------

Options outstanding at December 31, 2001............    506,000           4.19
Options granted.....................................         --            --
Options exercised...................................    (28,600)          2.00
Options canceled....................................         --             --
                                                       --------       --------

Options outstanding at December 31, 2002............    477,400       $   4.33

Options granted.....................................         --             --
Options exercised...................................   (187,400)          2.94
Options canceled....................................    (61,835)         6.44
                                                       --------       -------

Options outstanding at December 31, 2003............    228,165       $   5.19
                                                       ========       ========

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


At December 31, 2003, the exercise price and weighted average remaining contractual life of outstanding options under certain agreements were as follows:

                 Weighted          Weighted                         Number of
                 Average           Average        Number of          Options
                 Exercise          Life of         Options          Currently
                  Price            Option        Outstanding       Exercisable
                 --------          -------       -----------       -----------

                  $5.19             1.00           228,165           228,165
                                   -------       -----------       -----------
   Total                            1.00           228,165           228,165
                                   =======       ===========       ===========


At December 31, 2003, 2002 and 2001, the number of exercisable options was 228,165, 279,000, and 226,000, respectively, and the weighted average exercise price of those options was $5.19, $3.72, and $2.97, respectively.

During  2003,  2002 and  2001,  358,230  105,114,  and  100,952  stock  options, respectively were exercised for proceeds totaling $1,075,000, $291,000 and $308,000 of cash received by the company.

Effective April 7, 1995, the Company adopted an Employee Stock Purchase Plan to provide substantially all full-time employees, excluding officers, an opportunity to purchase shares of its common stock through payroll deductions. In addition, the Company provides a matching contribution equal to 50% of the participant's contribution. All contributions are invested in the Company's common stock, which is purchased on the open market at prevailing market prices. Participants have a fully vested interest in the shares purchased with payroll deductions and become fully vested in the shares purchased with Company matching contributions after two years. The Company's matching expense for the years ended December 31, 2003, 2002 and 2001 was approximately $19,000, $24,000, and $19,000, respectively.

The Company has 1,287,000 detachable stock purchase warrants outstanding. The warrants have a term of up five years from date of issuance and are exchangeable for 1,287,000 shares of Common Stock at an exercise price of $7.77 per share. The warrants expire in January 2005.

7.       STOCKHOLDER RIGHTS PLAN

The Company has adopted a stockholders' rights plan to protect the Company and its stockholders from unsolicited attempts or inequitable offers to acquire the Company's stock. The rights plan has no immediate dilutive effect and does not diminish the Company's ability to accept an offer to purchase the Company that is approved by the board of directors. The stockholder rights plan was implemented through a dividend of one preferred share purchase right on each outstanding share of the Company's common stock outstanding on March 2, 1999. Each right will entitle stockholders to buy one one-thousandth of a share of Series A preferred stock at an exercise price of $24.50. The rights will become exercisable (with certain limited exceptions provided in the rights agreement) following the 10th day after: (a) a person or group announces an acquisition of 15% or more of the Company's common stock, (b) a person or group announces the commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Company's common stock,
(c) the filing of a registration statement for any such exchange offer under the Securities Act of 1933, or (d) the Company's board of directors determining that a person is an "adverse person," as defined in the rights plan. The buyer or any "adverse person" would not be entitled to exercise rights under the rights plan. The effect of the rights plan is to discourage acquisitions of more than 15% of the Company's common stock without negotiations with the Company's Board of Directors. The Company can redeem the rights for $.001 per right at certain times as provided in the rights agreement. The rights expire on January 31, 2009.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


8.       INCOME TAXES

Income (loss) before income taxes (benefit) for 2003, 2002 and 2001 were from the following sources (000's):

                                        2003         2002        2001
                                      -------      -------     -------

         Domestic .................   $(1,306)     $   723     $(1,203)
         Foreign ..................      (648)         683       1,874
                                      -------      -------     -------
                                      $(1,954)     $ 1,406     $   671
                                      =======      =======     =======

Income tax expense (benefit) is summarized as follows (000's):

                                            2003           2002           2001
                                          -------        -------        -------
Current:
     Federal ......................       $    99        $  (440)       $    95
     State and local ..............           109            401             42
     Foreign ......................           391            552             71
                                          -------        -------        -------
                                          $   599            513            208
                                          -------        -------        -------
Deferred:
     Federal ......................          (936)           307            (70)
     State and local ..............           (18)          (549)          (350)
     Foreign ......................          (529)          (260)           142
                                          -------        -------        -------
                                           (1,483)          (502)          (278)
                                          -------        -------        -------
                                          $  (884)       $    11        $   (70)
                                          =======        =======        =======


The Company has credited to  additional  paid-in-capital  tax benefits  totaling
$538,000,   $56,000,  and  $205,000  in  fiscal  years  2003,  2002,  and  2001, respectively.

The primary components of temporary differences which give rise to deferred taxes at December 31, 2003 and 2002 are (000's):

                                                           2003           2002
                                                         --------       --------

Deferred tax assets:
  Reserves for inventory ..........................      $  1,960       $  1,517
  Purchased in-process technology/goodwill ........         2,385          3,046
  Net operating loss carryforwards ................         6,067          4,290
  Allowance for doubtful accounts .................            72             89
  R & D and AMT credit carryforwards ..............         2,107          1,570
  Other ...........................................           460            336
                                                         --------       --------
                                                           13,051         10,848
Less: Valuation Allowance .........................          (393)          --
                                                         --------       --------
Deferred Tax Assets ...............................        12,658         10,848
Deferred tax liability
  Depreciation ....................................           217            165
                                                         --------       --------

      Net deferred tax assets .....................      $ 12,441       $ 10,683
                                                         ========       ========


The Company believes, except for the valuation allowance of $393,000 for Massachusetts net operating losses disclosed above, it is more likely than not that they will be able to realize the remaining current value of net benefits in the future.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


Actual income tax expense (benefit) differs from that obtained by applying the Federal income tax rate of 34% to income (loss) before income taxes (benefits) as follows (000's):

                                                     2003       2002       2001
                                                    -----      -----      -----

Computed "expected" tax expense (benefit) .....     $(665)     $ 478      $ 228
Nondeductible items ...........................        52         24       --
State taxes (net of Federal benefit) ..........      (254)       (98)        21
Tax credits ...................................      (285)      (213)      (338)
Extraterritorial Income Exclusion .............      (139)      (244)      --
Effect of foreign operations ..................        25         50        (18)
Change in valuation allowance .................       393       --         --
Other .........................................       (11)        14         37
                                                    -----      -----      -----

       Total ..................................     $(884)     $  11      $ (70)
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

The Company has $12,441,000 in deferred income tax assets on its consolidated balance sheet as of December 31, 2003. A large component of the Company's deferred tax assets is its net operating losses. As of December 31, 2003, the Company has a net operating loss (NOL) carryforward of approximately $11,540,000, $14,152,000 and $1,443,000 for Federal, State and foreign income tax purposes, respectively. The federal NOL's are available to offset future taxable income, if any, through 2020 to 2023. The state NOL's are available to offset future taxable income, if any, through 2006 to 2023.

9.   401(K) BENEFIT PLAN

The Company has a 401(k) profit sharing plan, which covers substantially all domestic employees of the Company. Plan participants may make voluntary contributions up to 20% of their earnings up to the statutory limitation. The Company's contribution is $0.25 for each $1.00 contributed by employees up to the first $2,000. Company contributions have no vesting period. The Company's contributions were $66,000, $67,000, $57,000 in 2003, 2001 and 2001, respectively.

10.  BUSINESS SEGMENTS

The Company is engaged in a single industry, the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oligonucleotides used in biomedical research and human diagnostics. Our customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of our sales.

Management of the Company has determined its reportable segments are strategic business units that offer both sales to external customers from geographic company facilities and sales to external customers in certain geographic regions. The Company characterizes its product lines as Strategic Business Units ("SBU's") and these include Signal Transduction Products, Cytokine Products, and Custom Products. Significant reportable business segments are the United States and European facilities, and sales to external customers are summarized as those located in the United States, Europe, Japan and other. We evaluate performance for the "Sales-from" segments on net revenue and profit and loss from operations. Our SBU's are managed separately because each business requires different marketing and distribution strategies. Business information is summarized as follows (000's):

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


                                               2003         2002         2001
                                             --------     --------     --------
SALES - FROM SEGMENTS:
Net sales to external customers from:
     United States:
         Domestic .......................    $ 23,891     $ 23,574     $ 21,027
         Export .........................       4,546        4,082        4,623
                                             --------     --------     --------
                Total United States .....      28,437       27,656       25,650
     Europe .............................      15,657       12,399        9,525
                                             --------     --------     --------
                Consolidated ............    $ 44,094     $ 40,055     $ 35,175
                                             ========     ========     ========

Operating income (loss):
     United States ......................    $ (3,584)    $ (1,250)    $ (1,970)
     Europe .............................       1,706        2,533        2,181
                                             --------     --------     --------
                Consolidated ............    $ (1,878)    $  1,283     $    211
                                             ========     ========     ========


                                               2003         2002         2001
                                             --------     --------     --------
SALES - TO SEGMENTS:
Net sales to external customers in:
     United States ......................    $ 23,891     $ 23,574     $ 21,027
     Europe .............................       9,704       10,940        8,846
     Japan ..............................       3,448        3,319        3,085
     Other ..............................       7,051        2,222        2,217
                                             --------     --------     --------
                Consolidated ............    $ 44,094     $ 40,055     $ 35,175
                                             ========     ========     ========

SALES - BY PRODUCT GROUP:
Net sales by product group:
     Cytokine ...........................    $  9,083     $  6,910     $  4,734
     Signaling ..........................      20,107       18,207       16,647
     Custom .............................      14,904       14,938       13,794
                                             --------     --------     --------
                Consolidated ............    $ 44,094     $ 40,055     $ 35,175
                                             ========     ========     ========

IDENTIFIABLE ASSETS AT END OF YEAR:
     United States ......................    $ 33,959     $ 36,263     $ 42,420
     Europe .............................      10,374       10,243        7,421
                                             --------     --------     --------
                Consolidated ............    $ 44,333     $ 46,506     $ 49,841
                                             ========     ========     ========

NET INTEREST EXPENSE (INCOME):
     United States ......................    $   (151)    $    (92)    $   (363)
     Europe .............................         124          (21)         (11)
                                             --------     --------     --------
                Consolidated ............    $    (27)    $   (113)    $   (374)
                                             ========     ========     ========

DEPRECIATION AND AMORTIZATION:
     United States ......................    $  2,246     $  2,028     $  2,145
     Europe .............................         374          296          286
                                             --------     --------     --------
                Consolidated ............    $  2,620     $  2,324     $  2,431
                                             ========     ========     ========

CAPITAL EXPENDITURES:
     United States ......................    $    913     $  3,132     $  2,106
     Europe .............................         408          349          453
                                             --------     --------     --------
                Consolidated ............    $  1,321     $  3,481     $  2,559
                                             ========     ========     ========

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


11.      COMMITMENTS AND CONTINGENCIES

At December 31, 2003, future minimum payments under the Company's non-cancelable operating leases are as follows (in thousands):

         2004........................................  $   1,474
         2005........................................      1,192
         2006........................................        644
         2007........................................         59
         Thereafter..................................         --
                                                       ---------

                                                       $   3,369

Rent expense for 2003 totaled $1,441,000.

On January 14, 2002, we settled a lawsuit filed by a former employee in the United States Central District Court of California for $275,000, all which was expensed in 2001.

On July 2, 2002, we settled a AAA arbitration proceeding filed by the former shareholders of QCB, which settlement included a final settlement of all related claims we maintained against those former shareholders, in consideration of the payment to us of $800,000 from escrowed funds held by us in connection with the acquisition of QCB. The remaining funds held in escrow were released to the former shareholders of QCB. This settlement was considered to be a reduction of the goodwill originally recorded in the acquisition of QCB. That goodwill was written off as a cumulative effect of accounting change in the adoption of FASB Statement No. 142 during the first quarter of 2002. The settlement was accounted for as an adjustment to the cumulative effect of accounting change during the third quarter of 2002.

The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not materially affect the financial position, results of operations or liquidity of the Company.

12.      EARNINGS PER SHARE

The Company presents basic and diluted earnings (loss) per share ("EPS"). Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               AS OF DECEMBER 31, 2003 AND 2002 AND FOR THE YEARS
                     ENDED DECEMBER 31, 2003, 2002 AND 2001


The reconciliation of basic to diluted weighted average shares is as follows:

                                                    Year ended December 31,
                                               2003          2002          2001
                                            ---------     ---------     --------
Income (loss) before cumulative
   effect of accounting change
   used for basic and diluted
   income (loss) per share .............    $  (1,070)    $  (1,395)    $    741
                                            =========     =========     ========

Net income (loss) used for basic
   and diluted income (loss) per
   share ...............................    $  (1,070)    $  (1,052)    $    741
                                            =========     =========     ========


Weighted average shares used in
   basic computation ...................        9,403         9,787       10,398
Dilutive stock options and warrants ....         --             402          567
                                            ---------     ---------     --------

Weighted average shares used for
   diluted computation .................        9,403        10,189       10,965
                                            =========     =========     ========


Income (loss) per share before
   accounting change:
   Basic ...............................    $   (0.11)    $    0.14     $   0.07
                                            =========     =========     ========
   Diluted .............................    $   (0.11)    $    0.14     $   0.07
                                            =========     =========     ========


Net income (loss) per share:
   Basic ...............................    $   (0.11)    $   (0.11)    $   0.07
                                            =========     =========     ========
   Diluted .............................    $   (0.11)    $   (0.11)    $   0.07
                                            =========     =========     ========


Options to purchase 913,946, 1,040,125, and 793,332 shares of common stock at prices ranging from $6.58 to $31.00, $6.08 to $31.00, and $8.00 to $31.00 were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares during the respective periods.

Warrants to purchase 1,287,000 shares at an exercise price of $7.77 per share were outstanding as of December 31, 2003 and 2002 but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                               BALANCE AT   PROVISION   DEDUCTIONS    BALANCE AT
                                BEGINNING    CHARGED     ACCOUNTS       END OF
                                 OF YEAR    TO INCOME   WRITTEN OFF      YEAR
                                 -------    ---------   -----------      ----
                                                   (000's)

2001-allowance for
   doubtful accounts .......     $  143        125            7           261

2002-allowance for
   doubtful accounts .......     $  261        140          140           261

2003-allowance for
   doubtful accounts .......     $  261        164          167           258

                                  EXHIBIT INDEX
               FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

EXHIBIT
NUMBER                                DESCRIPTION
-------     --------------------------------------------------------------------

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

10.1        Registrant's 1993 Stock Incentive Plan (4)

10.2 Licensing Agreement dated May 1, 1990, by and between TAGO, Inc., as licensee, and St. Jude's Children's Hospital, as licenser (1)

10.3 License Agreement dated February 14, 1991, by and between Registrant and Schering Corporation (1)

10.4 License Agreement dated October 1, 1993, by and between Registrant, as licensee, and Schering Corporation, as licensor (2)

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, CONTINUED

EXHIBIT
NUMBER                                DESCRIPTION
-------     --------------------------------------------------------------------

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

10.17 Letter agreement regarding employment, dated August 18, 2000 between Registrant and George Uveges (15)

10.18 Amendment to letter agreement regarding employment, dated September 18, 2000, between Registrant and George Uveges (15)

10.19       Registrant's 2000 Non-Qualified Stock Option Plan (14)

10.20 Lease Agreement for 542 Flynn Road, dated March 7, 2000, between Registrant and Lincoln Ventura Technology Center (15)

10.21 Executive Employment Agreement between Registrant and Leonard M. Hendrickson, dated September 24, 2001(16)

                                  EXHIBIT INDEX
          FOR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, CONTINUED

EXHIBIT
NUMBER                                DESCRIPTION
-------     --------------------------------------------------------------------

10.22 Separation and Release Agreement dated as of September 29, 2003, between Registrant and Leonard Hendrickson.

10.23 Executive Employment Agreement between Registrant and Terrance J. Bieker, dated as of October 8, 2003.

21          Subsidiaries of the Company

                                                              STATE/COUNTRY OF
                  NAME                                        INCORPORATION
                  ------------------------------------------------------------
                  Keystone Laboratories, Inc..................California
                  BioSource Europe S.A........................Belgium
                  BioSource B.V...............................Holland
                  BioSource GmbH..............................Germany
                  BioSource U.K., Ltd.........................U.K.
                  Quality Controlled Biochemicals, Inc........Massachusetts
                  Javelle, Inc................................Massachusetts

23.1        Consent of KPMG LLP, Independent Auditors

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

32.2 Certificate of Charles C. Best, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

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