Form 10-Q
period 2004-03-31
BIOSOURCE INTERNATIONAL INC
filed 2004-05-14
CIK 860451

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares of the Registrant's common stock, $.001 par value, outstanding as of May 10, 2004 was 9,435,138.


--------------------------------------------------------------------------------

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2004

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of
            March 31, 2004 and December 31, 2003                               3

            Condensed Consolidated Statements of Operations
            for the Three Months Ended March 31, 2004 and 2003                 4

            Condensed Consolidated Statements of Cash
            Flows for the Three Months Ended March 31, 2004
            and 2003                                                           5

            Notes to Condensed Consolidated Financial Statements               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           24

ITEM 4.  CONTROLS AND PROCEDURES                                              25


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    26

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  26

ITEM 5.  OTHER INFORMATION                                                    26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     27

SIGNATURES                                                                    28

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)


                                                        MARCH 31,   DECEMBER 31,
                                                           2004          2003
                                                         --------      --------

            ASSETS
Current assets:
   Cash and cash equivalents .......................     $  3,794         3,297
   Accounts receivable, less allowance for doubtful
     accounts of $213 at March 31, 2004 and $258 at
     December 31, 2003 .............................        7,217         6,308
   Inventories, net ................................        9,170         9,074
   Prepaid expenses and other current assets .......          889           652
   Deferred income taxes ...........................        2,363         2,363
                                                         --------      --------
                         Total current assets ......       23,433        21,694

Property and equipment, net ........................        6,191         6,235
Intangible assets net of accumulated amortization
     of $3,319 at March 31, 2004 and $3,230 at
     December 31, 2003 .............................        5,362         5,500
Goodwill ...........................................          307           307
Other assets .......................................          532           519
Deferred tax assets ................................       10,078        10,078
                                                         --------      --------
                                                         $ 45,903        44,333
                                                         ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................     $  3,078         2,451
   Accrued expenses ................................        3,184         3,227
   Deferred revenue ................................          202           249
   Income tax payable ..............................          527           104
                                                         --------      --------
                         Total current liabilities .        6,991         6,031
                                                         --------      --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value. Authorized
     20,000,000 shares: issued and outstanding
     9,403,951 shares at March 31, 2004 and
     9,376,860 at December 31, 2003 ................            9             9
  Additional paid-in capital .......................       42,698        42,633
  Accumulated deficit ..............................       (3,743)       (4,452)
  Accumulated other comprehensive gain (loss) ......          (52)          112
                                                         --------      --------
                         Net stockholders' equity ..       38,912        38,302
                                                         --------      --------
                                                         $ 45,903        44,333
                                                         ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2004            2003
                                                       --------        --------

Net sales ......................................       $ 12,286          10,899
Cost of sales ..................................          5,426           4,690
                                                       --------        --------
    Gross profit ...............................          6,860           6,209
                                                       --------        --------

Operating expenses:
    Research and development ...................          1,385           1,979
    Sales and marketing ........................          2,470           2,388
    General and administrative .................          1,955           1,576
    Amortization of intangibles ................            139             145
                                                       --------        --------
         Total operating expenses ..............          5,949           6,088
                                                       --------        --------
Operating income ...............................            911             121

Interest income, net ...........................             11              11
Other expense, net .............................            (25)            (18)
                                                       --------        --------
Income before income taxes .....................            897             114
Income tax expense .............................            188              11
                                                       --------        --------
        Net income .............................       $    709             103
                                                       ========        ========

Net income per share:
    Basic ......................................       $   0.08            0.01
                                                       ========        ========
    Diluted ....................................       $   0.07            0.01
                                                       ========        ========

Shares used to compute per share amounts:
    Basic ......................................          9,395           9,635
                                                       ========        ========
    Diluted ....................................          9,752          10,026
                                                       ========        ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (Amounts in thousands)
                                   (Unaudited)

                                                            2004          2003
                                                           -------      -------

Cash flows from operating activities:
      Net income .....................................     $   709          103
      Adjustments to reconcile net income
           to net cash provided by (used in)
           operating activities:
           Depreciation and amortization .............         631          653
      Changes in assets and liabilities:
           Accounts receivable .......................        (991)        (864)
           Inventories ...............................        (235)        (350)
           Prepaid expenses and other
                current assets .......................        (240)        (324)
           Other assets ..............................         (14)         (11)
           Accounts payable ..........................         669         (525)
           Accrued expenses ..........................         (34)        (173)
           Deferred revenue ..........................         (47)         (49)
           Income taxes payable ......................         446          313
                                                           -------      -------
      Net cash provided from (used in)
           operating activities ......................         894       (1,227)
                                                           -------      -------

Cash flows from investing activities:
      Purchase of property and equipment .............        (502)        (238)
                                                           -------      -------
           Net cash used in investing
                activities ...........................        (502)        (238)
                                                           -------      -------

Cash flows from financing activities:
      Proceeds from the exercise of options ..........          65           95
      Payments to acquire treasury stock .............        --           (666)
                                                           -------      -------
      Net cash provided from (used in)
           financing activities ......................          65         (571)
                                                           -------      -------

           Net increase (decrease) in cash
                and cash equivalents .................         457       (2,036)
Effect of exchange rates on cash and cash
     equivalents .....................................          40          (65)

Cash and cash equivalents at beginning of
     period ..........................................       3,297        5,941
                                                           -------      -------

Cash and cash equivalents at end of period ...........     $ 3,794        3,840
                                                           =======      =======

Supplemental  disclosure of cash flow
     information:  Cash paid during the
     period for:
           Interest ..................................     $     2         --
                                                           =======      =======
           Income taxes ..............................     $   132         --
                                                           =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of BioSource International, Inc. (the "Company," "we," "us," or "our") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments that are necessary for a fair presentation. The results of operations for the three months ended March 31,2004, are not necessarily indicative of results to be expected for the full fiscal year.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51), and requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. This interpretation is immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of this interpretation did not have any impact on our financial position or results of operations. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 4. The adoption of this revised interpretation in the first quarter of 2004 did not have an impact on our consolidated financial statements.

3.   INVENTORIES (AMOUNTS IN THOUSANDS):

                                            MARCH 31, 2004    DEC. 31, 2003
                                            --------------    -------------

         Raw materials ................          $3,197           3,193
         Work in process ..............             503             455
         Finished goods ...............           5,470           5,426
                                                 ------          ------
                                                 $9,170           9,074
                                                 ======          ======

4.   PROPERTY AND EQUIPMENT (AMOUNTS IN THOUSANDS):

                                                          MARCH 31,   DEC. 31,
                                                            2004        2003
                                                          --------    --------

         Machinery and equipment ......................   $  9,463       9,225
         Office furniture and equipment ...............      4,320       4,270
         Leasehold improvements .......................      1,942       1,874
                                                          --------    --------
                                                            15,725      15,369
         Less accumulated depreciation and amortization     (9,534)     (9,134)
                                                          --------    --------
                                                          $  6,191       6,235
                                                          ========    ========

5.   STOCK OPTIONS, PURCHASE PLANS AND WARRANTS

The Company currently has two stock option plans in place - the 1993 Stock Incentive Plan (the "1993 Plan") and the 2000 BSI non-qualified stock option Plan (the "2000 Plan"). The Company is also a party to a stock option agreement with a former Chief Executive Officer.

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

Under the 1993 Plan, incentive and non-qualified stock options were granted to full-time employees, part-time employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of common stock. Options granted under the 1993 Plan vested and were generally exercisable at the rate of 25% each year beginning one year from the date of grant. The stock options generally expired ten years from the date of grant. On December 31, 2003, the 1993 Stock Option Plan expired by its own terms. Therefore, the Company will no longer grant stock options under that plan.

The Company applies APB Opinion No. 25 in accounting for its stock option grants to employees and directors, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements as the market value of the Company's common stock at the date of grant was equal to its exercise price on such date. Had the Company determined compensation cost based upon the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:

                                                    THREE MONTHS ENDED MARCH 31,
                                                          2004         2003
                                                       ---------    ---------
                                           (in thousands, except per share data)
NET INCOME:
    As reported ...................................    $     709          103

         Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of tax effects .......................         (257)        (278)
                                                       ---------    ---------

    Pro forma net income (loss) available to
         common shareholders ......................    $     452         (175)
                                                       =========    =========

NET INCOME (LOSS) PER SHARE:
    Basic - as reported ...........................    $    0.08         0.01
                                                       =========    =========

    Basic - pro forma .............................    $    0.05        (0.02)
                                                       =========    =========

    Diluted - as reported .........................    $    0.07         0.01
                                                       =========    =========

    Diluted - pro forma ...........................    $    0.05        (0.02)
                                                       =========    =========

6.   EARNINGS PER SHARE

The reconciliation of basic to diluted weighted average shares is as follows (amounts in thousands):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2004           2003
                                                     ---------       --------

Weighted average shares used in
     basic computation ............................      9,395          9,635

Dilutive stock options and warrants ...............        357            391
                                                     ---------       --------

Weighted average shares used for
     diluted computation ..........................      9,752         10,026
                                                     =========       ========

Options to purchase 757,884 and 1,036,962 shares were not included in the computation of diluted net income per share for the three month periods ended March 31, 2004 and 2003, respectively because their effect would be anti-dilutive.

Warrants to purchase 1,287,000 shares at a weighted average exercise price of $7.77 per share were outstanding as of March 31, 2004 and 2003 but were not included in the computation of diluted net income per share for the three months ended March 31, 2004 and 2003 because their effect would be anti-dilutive.

7.   STOCKHOLDERS' EQUITY

Comprehensive income is determined as follows (amounts in thousands):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2004           2003
                                                     ---------       --------

Net income ........................................  $     709            103

Foreign currency translation adjustments,
   net of tax .....................................       (164)           240
                                                     ---------       --------

Total comprehensive income ........................  $     545            343
                                                     =========       ========

8.   BUSINESS SEGMENTS

The Company is engaged in a single industry: the licensing, development, manufacture, marketing and distribution of immunological reagents, test kits and oligonucleotides used in biomedical research and human diagnostics. Our customers are not concentrated in any specific geographic region and no single customer accounts for a significant amount of our sales.

Management of the Company has determined its reportable segments are strategic business units that offer both sales to external customers from geographic company facilities and sales to external customers in certain geographic regions. These Strategic Business Units ("SBU's") are Signal Transduction Products, Cytokine Products, and Custom Products. Significant reportable business segments are the United States and European facilities, and sales to external customers are summarized as those located in the United States, Europe, Japan and other. We evaluate performance for the "Sales-from" segments on net revenue and profit and loss from operations. Our SBU's are managed separately because each product group requires different marketing and distribution strategies. Business information is summarized as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2004           2003
                                                        --------       --------
SALES - FROM SEGMENTS (IN THOUSANDS):
Net sales to external customers from:
     United States:
         Domestic ................................      $  6,350          6,027
         Export ..................................         1,605          1,116
                                                        --------       --------
                Total United States ..............         7,955          7,143
     Europe ......................................         4,331          3,756
                                                        --------       --------
                Consolidated .....................      $ 12,286         10,899
                                                        ========       ========

Operating income (loss):
     United States ...............................      $   (183)          (737)
     Europe ......................................         1,094            858
                                                        --------       --------
                Consolidated .....................      $    911            121
                                                        ========       ========

SALES - TO SEGMENTS (IN THOUSANDS):
Net sales to external customers in:
     United States ...............................      $  6,352          6,027
     Europe ......................................         3,902          3,286
     Asia-Pacific ................................         1,619          1,235
     Other .......................................           413            351
                                                        --------       --------
                Consolidated .....................      $ 12,286         10,899
                                                        ========       ========

SALES - BY PRODUCT GROUP (IN THOUSANDS):
Net sales by product group:
     Cytokine ....................................      $  5,763          4,920
     Signaling ...................................         2,560          2,250
     Custom ......................................         3,963          3,729
                                                        --------       --------
                Consolidated .....................      $ 12,286         10,899
                                                        ========       ========

9.   LINE OF CREDIT

In June 2003, the Company established a one-year revolving loan with a commercial bank that allows the Company to withdraw from time to time amounts that in the aggregate are not to exceed $2,500,000. The loan was established for working capital and stock repurchase needs, when and as necessary. The principal terms of the revolving loan include an interest rate of 2.75% on borrowed funds and a quarterly unused balance fee of .375%. The principal covenants include maintaining quarterly profitability, a maximum liability to tangible net worth ratio of 1.0 to 1.0, and a minimum cash balance of $750,000 as of the end of each fiscal quarter. The Company received a waiver from its commercial bank for the three months ended September 30, 2003 and December 31, 2003 with respect to the profitability covenant it maintains on this one-year revolving loan. The Company had no borrowings under the revolving loan during 2004. The line of credit expires on June 30, 2004. The Company currently anticipates maintaining the revolving loan until such time that management believes that working capital and stock repurchase needs no longer require its availability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and all other filings we made with the Securities and Exchange Commission from time to time.

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

OVERVIEW -

BioSource develops, manufactures, markets and distributes products and services that are widely used in biomedical research. Its products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis and other inflammatory diseases, AIDS and certain other infectious diseases. The Company has a wide variety of products, including immunoassay and ELISA test kits and immunological reagents, including bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. The Company also manufactures and markets custom oligonucleotides, peptides and antibodies to the specifications of its customers. It uses recombinant DNA technology to produce cytokines and other proteins and has registered its analyte specific reagents with the FDA for which it has received a license to sell such products as Class I Medical Devices. The Company markets these products to in vitro diagnostic manufacturers and clinical reference laboratories as "active ingredients" in the tests those parties produce to identify specific diseases or conditions. In order to market these products as medical devices, BioSource is required to be in compliance with the FDA's Current Good Manufacturing Practices and Regulations. The Company believes it offers a unique combination of technological, production, and research and development skills resulting in a spectrum of products and services for the worldwide pharmaceutical and biotechnology industries.

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

In November 2003, the Company hired Terrance J. Bieker as its new President and Chief Executive Officer. With Mr. Bieker's leadership, during the fourth quarter of 2003, the Company developed and implemented a business plan that clarifies the Company's strategic focus for the future. This fundamental shift in strategy is to focus the Company's time, effort and financial resources on its core strengths as an assay company. These assay products are higher margin products and generally fall into two categories, Cytokine and Signal Processing Assays. The Company will be placing a more direct focus in the sales of cytokine assays and their directly related products and the sales of signal transduction assays and their directly related products. This strategic plan is designed to allow

BioSource to penetrate and increase its market share in the cytokine assay market and continue to maintain a strong leadership position in the signaling market, which includes the trademarked PhosphoELISA(TM) assays. This strategy will focus the Company's direction on these high margin products and allow it to more effectively market their complimentary product lines, including our Phospho Site Specific Antibodies, or PSSA's, and our sera and media and custom products: peptides, antibodies and oligonucleotides.

As a result of this new strategic direction, certain assumptions related to fixed, working and human assets have been and will continue to be evaluated. With a more focused approach on assay kits and the directly related product lines, certain other non-strategic products have been and may continue to be discontinued. The Company realizes that certain of its products may not possess the characteristics for significant growth or adequate profit margins in order for the Company to continue to provide such products. This strategic shift has and will continue to cause the Company to review its existing product line and certain inventory levels and values.

The implementation of this new strategy is intended to bring continued positive organic growth to the Company's sales for 2004 and beyond. The increased investment in sales and marketing, in conjunction with our new strategy is designed to bring a more focused approach to promoting and selling assays and their directly related products. In addition, we have incorporated a corporate account strategy into our selling approach which we believe will help support our organic sales growth. With this strategy of a more focused approach on assays and their directly related product lines the Company believes overall gross profit and gross product margins should improve in 2004, when compared to 2003 due to its more focused approach on selling assays, a higher margin product than many of its other products. As a result, the Company also believes operating results should also improve in 2004 compared to 2003. Management's longer term financial objective is to generate increasing annual operating profits to the Company.

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


         ALLOWANCE FOR DOUBTFUL ACCOUNTS.


         The Company had $7,430,000 in gross trade accounts receivable and $213,000 in allowance for doubtful accounts on the consolidated balance sheet at March 31, 2004. The Company has procedures in place to adequately review the credit worthiness of new customers and also to properly review orders from existing customers to determine if a change in credit terms is warranted. The Company determines its allowance for doubtful accounts by looking at its entire outstanding invoices and, based on certain criteria including past payment history and current credit worthiness, determines specific customers and invoices that need a specific allowance. This review of our allowance for doubtful accounts is done on a regular basis throughout the year. The Company has accounts receivable amounts from certain customers as of March 31, 2004 whereby, if their financial condition changed and a significant allowance needed to be created, could have a material adverse effect on the Company's financial results for 2004.


         INVENTORY ADJUSTMENTS TO LOWER OF COST OR MARKET.


         The Company reviews the components of its inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The manufacturing process for antibodies has and may continue to produce quantities substantially in excess of forecasted usage and anticipated antibody sales volumes are highly uncertain and realization of individual product cost may not occur. As a result, the Company reserves its entire manufactured antibody inventory at 100% of its value. As of March 31, 2004, the Company had $5,035,000 of manufactured antibodies in its inventory and a reserve for these antibodies totaling $5,035,000. The Company will continue to monitor its antibody inventory and the continued need for a 100% reserve. Additionally, material inventory write-downs in our inventory can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.

         DEFERRED TAX ASSETS AND DEFERRED INCOME TAXES.

         The Company has $12,441,000 in deferred income tax assets on its consolidated balance sheet as of March 31, 2004. A large component of the Company's deferred tax assets is its net operating losses. The federal NOL's are available to offset future taxable income, if any, through 2020 to 2023. The state NOL's are available to offset future taxable income, if any, through 2006 to 2023.

         As of March 31, 2004, the Company has a valuation allowance for deferred tax assets related to net operating losses it has accumulated for the State of Massachusetts. This allowance is included in the net deferred tax assets on its balance sheet as of March 31, 2004. The ability to realize these net deferred tax assets depends entirely on the Company generating taxable income in the future. The Company has used historical information as well as a projected financial outlook to project taxable income amounts. The Company believes, except for the valuation allowance previously discussed, it is more likely than not that they will be able to realize the current value of net benefits in the future. A material change in our expected realization of these assets would occur if the ability to deduct tax loss carryforwards against future taxable income is altered. If our projections involving tax planning and operating strategies do not materialize or if significant changes in tax laws occur within the various tax jurisdictions in which we operate, we would have to set up a valuation allowance against our deferred tax assets that could materially affect our tax expense and our financial results.

The Company believes the following critical accounting policies affect our more significant judgements and estimates used in preparation of our consolidated financial statements.

         REVENUE RECOGNITION. The Company's revenue is generated from the sale of products primarily manufactured internally. The Company does have a small amount of products that are sold on an original equipment ("OEM") basis. The Company sells standard and custom products directly to end users and distributors and recognizes revenue upon transfer of title to the customer, which occurs upon shipment. General sales and payment terms to distributors are similar to those granted to end user customers. Certain end user customers prepay for product and request shipment of the product at future dates, primarily sera or media products. In such cases, the Company records deferred revenue until such time as a product is shipped to a customer. Approximately 27% of the Company's net sales for the three months ended March 31, 2004 were to distributors compared to 25% for the three months ended March 31, 2003. The Company's distribution agreements do not provide a general right of return. The amount of the Company's products held by distributors in inventory is not believed to be substantial.

         The Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition," ("SAB 104") provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company believes that its revenue recognition policy is consistent with this guidance and in accordance with generally accepted accounting principles. We do not anticipate any changes to our revenue recognition and shipping policies in the future.

         LONG-LIVED ASSETS. It is our policy, and in accordance with SFAS No. 144, to account for long-lived assets, including intangibles, at amortized cost. As part of an ongoing review of the valuation and amortization of long-lived assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that long-lived assets will not be recoverable, as determined by a non-discounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair value based on discounted cash flows. No impairment indicators were identified during the first quarter of 2004 and accordingly, the Company has determined that its long-lived assets are not impaired as of March 31, 2004.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

NET SALES: Net sales for the quarter ended March 31, 2004 were $12.3 million, an increase of $1.4 million or 13% compared to net sales for the quarter ended March 31, 2003. The Company's revenues benefited by a $594,000, or 6% positive impact of foreign exchange for the quarter ended March 31, 2004 when compared to the quarter ended March 31, 2003.

For the three months ended March 31, 2004, sales of the Company's Signal Transduction Products, grew 14% compared to the comparable prior year quarter, from $2.3 million to $2.6 million. Signal Transduction Products represented approximately 21% of our total sales for both the three months ended March 31, 2004 and 2003. The Company believes the signal transduction market is growing and that it has opportunities for continued growth in this market. The Company's sales growth in its Cytokine Products for the quarter ending March 31, 2004 was 17%, increasing from $4.9 million to $5.7 million compared to the three months ended March 31, 2003. The Cytokine Products represent approximately 47% of our total sales for the three months ended March 31, 2004 and 45% for the three months ended March 31, 2003, respectively. The Cytokine market is a mature market which the Company believes continues to have opportunities for solid sales growth through focused sales and marketing efforts and through targeted research and development activities. The Company's Custom Product lines, which represented approximately 32% and 34% of our total sales for the three months ended March 31, 2004 and 2003 respectively, increased 7% compared to the comparable prior year quarter, from $3.7 million to $4.0 million. Increased diagnostic, sera and media and custom antibody sales were offset by a decrease in oligonucleotide and custom peptide sales.

For the three months ended March 31, 2004, the Company's North American net sales increased 5% as compared to the three months ended March 31, 2003. European sales for the three months ended March 31, 2004 increased 19% as compared to the comparable prior year period due in part to increased sales in our European signaling products. Sales in Japan and the rest of the world increased 28%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in sales in Japan and the rest of the world in the first quarter of 2004 compared to the first quarter of 2003 is primarily attributable to increased sales to our Japanese distributors.

GROSS PROFIT: Gross profit margin was 56% for the three months ended March 31, 2004 and 57% for the three months ended March 31, 2003. The Company's increases in its Custom and European gross margins when compared to the first quarter of 2003 were offset by a decline in gross margins in the US. The Company does not believe this is indicative of any trends and expects its gross profit margin to fluctuate somewhat during the remaining quarters of 2004.

RESEARCH AND DEVELOPMENT: Research and development expense for the three months ended March 31, 2004 and 2003 was $1.4 million and $2.0 million and represented 11% and 18% of sales, respectively. The decrease of approximately $600,000 is related to reductions in payroll and related costs and general lab supplies and reflects the Company's efforts to align R & D investment to its core capabilities and new strategic direction. The Company anticipates its R & D expenses to moderately increase in the remaining quarters of 2004.

SALES AND MARKETING: Selling and marketing expenses were $2.5 million for the three months ended March 31, 2004 and $2.4 million for the three months ended March 31, 2003, representing 20% and 22% of sales, respectively. The increase in sales and marketing is due to modest increases in payroll and office expenses. The Company anticipates its sales and marketing expenses to remain relatively constant throughout the remaining quarters of 2004

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $1.9 million for the three months ended March 31, 2004, and $1.6 million for the three months ended March 31, 2003, an increase of approximately $300,000. This increase was due primarily to increases in benefits, legal, accounting and other consulting fees. As a percentage of sales, general and administrative expenses represented 16% and 14% for the three months ended March 31, 2004 and 2003, respectively. The Company anticipates its general and administrative expenses will rise slightly in the remaining quarters of 2004 due to increases in benefits, legal and accounting fees related to implementation of new regulatory requirements resulting from the Sarbanes-Oxley Act of 2002.

AMORTIZATION OF INTANGIBLE ASSETS: Amortization of intangible assets for each of the three months ended March 31, 2004 and 2003 amounted to $139,000 and $145,000, respectively, and was related primarily to the amortization of the identifiable intangible assets.

INTEREST INCOME, NET: Net interest income for the three months ended March 31, 2004 and 2003 was $11,000 which primarily resulted from interest income derived from an income tax refund.

INCOME TAX EXPENSE: The Company's effective income tax rate was 21% with an income tax expense of $188,000 for the quarter ended March 31, 2004. The Company's income taxes have and may continue to fluctuate in the future depending on a number of factors, including the ability to use its deferred tax assets as of March 31, 2004. The Company believes it is more likely than not that it will be able to use those assets. In addition, the Company continues to benefit from R & D and other tax credits which, when applied to income levels for the periods presented, is resulting in effective tax rates lower than the current applicable federal and state statutory rates.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents equal to $3,794,000 as of March 31, 2004, increased by $497,000 from $3,297,000 at December 31, 2003. For the three months ended March 31, 2004, the Company received $65,000 from the issuance of common stock related to the exercise of stock options and spent $502,000 on capital expenditures, primarily for the purchase of laboratory and manufacturing equipment. Net cash provided from operating activities for the three months ended March 31, 2004 was $894,000, derived primarily from operating income for the three months ended March 31, 2004. Working capital, which is the excess of current assets over current liabilities, was $16,442,000 at March 31, 2004, as compared to $15,663,000 at December 31, 2003, representing an increase of $779,000.

The Company has a stock repurchase program under which it can repurchase up to $15 million of its common stock. Consistent with its determination to adopt the stock repurchase program in October 2001, the Company's Board of Directors continues to believe that the price at which the Company's common stock is currently trading is not a proper reflection of its long-term value, and that utilizing the Company's excess cash to repurchase its shares, in the discretion of management and when market conditions permit, is an efficient way in which to continue to increase that value. During the first three months of 2004, the Company did not repurchase any shares of its common stock under its stock repurchase program. From October 2001 through May 7, 2004, the Company has repurchased 1,536,000 common shares, representing approximately 15% of its outstanding common shares, with cash outlays totaling $8,700,000. All repurchased shares have been retired.

In June 2003, the Company established a one-year revolving loan with a commercial bank that allows the Company to withdraw from time to time amounts that in the aggregate are not to exceed $2,500,000. The loan was established for working capital and stock repurchase needs, when and as necessary. The principal terms of the revolving loan include an interest rate of 2.75% on borrowed funds and a quarterly unused balance fee of .375%. The principal covenants include maintaining quarterly profitability, a maximum liability to tangible net worth ratio of 1.0 to 1.0, and a minimum cash balance of $750,000 as of the end of each fiscal quarter. The Company received a waiver from its commercial bank for the three months ended September 30, 2003 and December 31, 2003 with respect to the profitability covenant it maintains on this one-year revolving loan. The Company had no borrowings under the revolving loan during 2004. The line of credit expires on June 30, 2004. The Company currently anticipates maintaining the revolving loan until such time that management or the Board believes that working capital and stock repurchase needs no longer require its availability.

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

RISKS RELATED TO OUR BUSINESS

FAILURE TO EXECUTE ON OUR NEWLY ADOPTED LONG-TERM STRATEGIC PLAN COULD IMPAIR OUR BUSINESS.

The Company historically has sought to increase its sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses. Our historical revenue growth is primarily attributable to our acquisitions and new product development and, to a lesser extent, to increased revenues from our existing products. In the quarter ended December 31, 2003, we adopted a fundamental shift in strategy to focus our time, effort and financial resources on our core strengths as an assay company. We have built a strategic plan to continue to penetrate and increase our market share in the cytokine assay market and continue to maintain a strong leadership position in the signal transduction assay market. This strategy will focus our energies on these high margin products and allow us to pull through our complimentary product lines, including our Phospho Site Specific Antibodies, or PSSA's, sera and media and our custom products, peptides, antibodies and oligonucleotides.

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

o        establishment   of  new   relationships   or   expansion   of  existing
         relationships with customers and suppliers; and

o        availability of capital.

Additionally, our shift in strategy has caused us to evaluate other non-strategic products, such as outsourced cell surface marker antibodies and discontinue them. The Company reviewed its catalog of products in the fourth quarter of 2003 and eliminated over 400 non-strategic products. This evaluation of catalog products is expected to continue in the future. While the impact to our financial results from our continuing evaluation of catalog products is unknown at this time, any such evaluation could be material to the operating results of the Company.

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

o        customers' opinion of the product's utility;

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

FAILURE TO ATTRACT AND RETAIN QUALIFIED SCIENTIFIC OR PRODUCTION PERSONNEL OR LOSS OF KEY MANAGEMENT OR KEY PERSONNEL COULD HURT OUR BUSINESS.

Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing are critical to our success. We are in a very competitive industry and face significant challenges attracting and retaining this qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there can be no assurance that we will be able to continue to successfully attract qualified personnel. In addition, our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, government approvals, production and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally would adversely affect our business. We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time.

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

WE RELY ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

International sales accounted for approximately 48% of our revenues in the first three months of 2004 and 45% of our revenues in the first three months of 2003. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

IMPAIRMENT OF THE ABILITY TO TRANSPORT GOODS INTERNATIONALLY.

We intend to continue generating revenues from sales outside North America in the future. Future distribution of our products outside North America also may be subject to greater governmental regulation. These regulations, which include requirements for approvals or clearance to market, additional time required for regulatory review and sanctions imposed for violations, as well as the other risks indicated in the bullets listed above, vary by country. We may not be able to obtain regulatory approvals in the countries in which we currently sell our products or in countries where we may sell our products in the future. In addition, we may be required to incur significant costs in obtaining necessary regulatory approvals. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in a material reduction in our revenues and earnings.

We also depend on third-party distributors for a material portion of our international sales. If we lose or suffer any significant reduction in sales to any material distributor, our business could be materially adversely affected.

In addition, approximately 35% of our sales for the three months ended March 31, 2004 were made in foreign currencies, primarily Euros and British pounds. A significant portion of the foreign currencies in which we conduct our business is currently denominated in Euros. The Company is not certain about the effect of the Euro on our business, financial condition or results of operations. In the past, gains and losses on the collection of our accounts receivable arising from international operations have contributed to negative fluctuations in our results of operations. In general, increases in the exchange rate of the United States dollar to foreign currencies cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases. We historically have not, and currently are not, using hedging transactions or other means to reduce our exposure to fluctuations in the value of the United States dollar as compared to the foreign currencies in which many of our sales are made.

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

THE LABOR LAWS APPLICABLE TO OUR EMPLOYEES IN EUROPE MAY RESTRICT THE FLEXIBILITY OF OUR MANAGEMENT.

As of May 1, 2004, 71 of our 258 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels, and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $4.89 to $13.69 per share from January 1, 2001 through May 11, 2004 and from $6.40 to $8.50 per share from January 1, 2004 through May 10, 2004.

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

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Our executive officers, directors and principal stockholders will continue to beneficially own 32.1% of our outstanding common stock, based upon the beneficial ownership of our common stock as of May 10, 2004. In addition, these same persons also hold options to acquire additional shares of our common stock, which may increase their percentage ownership of the common stock further in the future. Accordingly, these stockholders:

o will be able to significantly influence the composition of our board of directors;

o        will   significantly   influence  all  matters  requiring   stockholder
         approval, including the approval of mergers and other significant corporate transactions, including change of control transactions; and

o        will continue to have significant influence over our business.

This concentration of ownership of our common stock could have the effect of delaying, preventing or deterring a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us. This in turn could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Members of the Company's management, including the Company's President and Chief Executive Officer, Terrance J. Bieker, and Chief Financial Officer, Charles Best, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based upon that evaluation, Mr. Bieker and Mr. Best believe that, as of March 31, 2004, the Company's disclosure controls and procedures were effective in causing materials to be recorded, processed, summarized and reported by our management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its Securities and Exchange Commission disclosure obligations.

As of March 31, 2004, there have been no significant changes in the Company's internal controls or in other factors that materially affect, or that are reasonably likely to materially affect, these internal controls.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         None.

ITEM 5.  OTHER INFORMATION

Effective as of April 1, 2004, the Company entered into an executive employment agreement with Jozef Vangenechten to serve as our Executive Vice President - Commercial Operations. Prior to the Company's employment of Dr. Vangenechten, he served as the Managing Director of our Belgium subsidiary through our engagement of Vita B.V.B.A., a consulting firm in which Dr. Vangenechten is a beneficial owner and serves as President ("VITA"). Pursuant to his employment agreement, Dr. Vangenechten receives a net annual base salary of approximately $100,000, which is payable in a combination of both U.S. Dollars and Euros, which the President may increase at the end of each year of Dr. Vangenechten's employment. In addition to the base salary to be paid to Dr. Vangenechten, the Company will pay various living expenses during the term of his employment in an aggregate net annual amount equal to $41,800. Dr. Vangenechten is also eligible to receive an annual bonus under the Company's management incentive plan. The management incentive plan will provide for the payment of a bonus equal to $62,000 upon achieving specified target objectives set forth in the management incentive plan, and payments of such lesser or greater amounts upon achieving results less than or greater than the specified target objectives as shall be contained in the management incentive plan. The agreement terminates on December 31, 2007. In the event that Dr. Vangenechten's employment is terminated without cause during the term of the agreement, the Company is obligated to continue to pay Dr. Vangenechten an amount equal to $22,500 and the US$ equivalent of (euro)119,000 over a period of 9 months following the effective date of such termination. In connection with his employment, Dr. Vangenechten was also granted stock options to purchase 50,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, or $7.00 per share. Concurrent with our execution of the executive employment agreement with Dr. Vangenechten, the Company's Belgium subsidiary executed a new management agreement with VITA pursuant to which VITA was re-engaged to manage, oversee and direct the business and affairs of the Company's Belgium subsidiary, subject to the supervision of the subsidiary's Board of Directors. For its services, VITA will invoice the Belgium subsidiary on a monthly basis but will not be entitled to receive more than (euro)102,700 in any calendar year. The agreement with VITA may be terminated by the Belgium subsidiary at any time upon thirty days notice and without penalty to the Company's subsidiary. However, if the VITA agreement is terminated without cause, Dr. Vangenechten's executive employment agreement will also terminate, and he will be entitled to receive from the Company the termination payment described above. Notwithstanding this, if the Company can terminate Dr. Vangenechten's executive employment agreement for cause, or as a result of his death or permanent disability, any termination of the VITA agreement without cause at that time will not entitle him to receive the termination payment.

Pursuant to the provisions of a Separation Agreement between the Company and Charles Best, the Company's Chief Financial Officer, dated December 17, 1999, as of April 29, 2003, Mr. Best became entitled to exercise a right of termination of his employment with the Company and to thereby receive a payment equal to his current base salary, payable over a period of one year following such exercise. Mr. Best's right to exercise that termination right was scheduled to terminate as of the close of business on April 29, 2004. In early April 2004, Mr. Best indicated his intention to exercise his right of termination and to pursue other opportunities. However, Mr. Best also indicated his willingness to continue providing services to the Company for any period necessary for the Company's President and Chief Executive Officer, and the Board of Directors, to locate a suitable replacement. In consideration of Mr. Best's willingness to continue providing services to BioSource, the Company executed an amendment to Mr. Best's Separation Agreement, which extended the period in which Mr. Best was able to exercise his right of termination for an additional sixty days. The amendment also provided that the Company would pay Mr. Best's current medical benefits up to a period of six months after he exercised his right of termination. On May 7, 2004, Mr. Best tendered his resignation as Executive Vice President and Chief Financial Officer and exercised his right of termination to be effective as of May 14, 2004.

As a result of the proposed departure of Mr. Best, the Company entered into an executive employment agreement with Alan Edrick, effective May 10, 2004, to serve as its new Executive Vice President and Chief Financial Officer, effective May 17, 2004. Prior to joining the Company, Mr. Edrick most recently served as Senior Vice President and Chief Financial Officer at North American Scientific, Inc., a leading medical device and specialty pharmaceutical company. Pursuant to his employment agreement, Mr. Edrick receives an annual base salary of $190,000, which the President may increase at the end of each year of Mr. Edrick's employment. In addition to his base salary, Mr. Edrick will receive an additional $72,000 as a signing bonus, which amount will be payable in thirty equal monthly installments of $2,400 each commencing May 10, 2004, and ending on the earlier of November 10, 2006 or the date upon which Mr. Edrick's employment with the Company terminates for any reason. Mr. Edrick is also eligible to receive an annual bonus under the Company's management incentive plan. The management incentive plan will provide for the payment of a bonus equal to thirty percent (30%) of Mr. Edrick's then-current base salary upon achieving specified target objectives set forth in the management incentive plan, and payments of such lesser or greater amounts upon achieving results less than or greater than the specified target objectives as shall be contained in the management incentive plan. The agreement terminates on May 9, 2008. In the event that Mr. Edrick's employment is terminated without cause by the Company, or for good reason by Mr. Edrick (as defined in the agreement), during the term of the agreement, the Company is obligated to continue to pay Mr. Edrick's then-current base salary for a period of 9 months following the effective date of such termination. In connection with his employment, Mr. Edrick was also granted stock options to purchase 100,000 shares of Common Stock of the Company at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, or $7.99 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  10.1 Executive Employment Agreement between Registrant and Kevin Reagan, dated as of February 15, 2004.

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

         (b) Reports on Form 8-K

                  The Company filed a current report on Form 8-K dated February 26, 2004, reporting the issuance of a press release announcing the Company's financial results for the fiscal year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        BIOSOURCE INTERNATIONAL, INC.
                                               (Registrant)




Date:  May 13, 2004                     /S/ TERRANCE J. BIEKER
                                        ----------------------------------------
                                           Terrance J. Bieker
                                           President and Chief Executive Officer




Date:  May 13, 2004                     /S/ CHARLES C. BEST
                                        ----------------------------------------
                                           Charles C. Best
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------

10.1 Executive Employment Agreement between Registrant and Kevin Reagan, dated as of February 15, 2004.

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