Form 10-Q
period 2004-06-30
BIOSOURCE INTERNATIONAL INC
filed 2004-08-13
CIK 860451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 0-26670

BioSource International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0366422 (I.R.S. Employer Identification No.)

542 Flynn Road, Camarillo, CA 93012
(Address of principal executive offices)

(805) 987-0086
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of August 6, 2004 was 9,469,340 shares.

BIOSOURCE INTERNATIONAL, INC.

Index

Page
Part I – Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	5
Condensed Notes to the Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
Part II – Other Information
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 6. Exhibits and Reports on Form 8-K	27
Signatures	29
Exhibits	30
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

BIOSOURCE INTERNATIONAL, INC.

Consolidated Balance Sheets
(Unaudited)
(amounts in thousands)

	June 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$4,955	$3,297
Accounts receivable less allowance for doubtful account of $243 at June 30, 2004 and $258 at December 31, 2003	7,095	6,308
Inventories, net	8,769	9,074
Deferred income taxes	2,363	2,363
Prepaid expenses and other current assets	1,087	652

Total current assets	24,269	21,694
Property and equipment, net	6,066	6,235
Intangible assets, net	5,223	5,500
Goodwill, net	307	307
Deferred income taxes	10,078	10,078
Other assets	558	519

Total assets	$46,501	$44,333

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,310	$2,451
Accrued expenses	3,759	3,227
Deferred revenue	219	249
Income taxes payable	629	104

Total current liabilities	6,917	6,031

Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value, 20,000,000 shares authorized; 9,465,801 and 9,376,860 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	9	9
Additional paid-in capital	42,974	42,633
Accumulated deficit	(3,299)	(4,452)
Accumulated other comprehensive income (loss)	(100)	112

Total stockholders’ equity	39,584	38,302

Total liabilities and stockholders’ equity	$46,501	$44,333

See notes to the consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC.

Consolidated Statements of Operations
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$11,954	$11,734	$24,240	$22,633
Cost of goods sold	5,522	5,391	10,948	10,081

Gross profit	6,432	6,343	13,292	12,552
Operating expenses:
Sales and marketing	2,392	2,488	4,862	4,876
General and administrative	2,086	1,359	4,041	2,935
Research and development	1,413	1,863	2,798	3,842
Amortization of intangible assets	139	145	277	290

Total operating expenses	6,030	5,855	11,978	11,943

Income from operations	402	488	1,314	609
Interest and other income (expense), net	3	(47)	(13)	(54)

Income before provision for income taxes	405	441	1,301	555
Provision (benefit) for income taxes	(40)	116	148	128

Net income	$445	$325	$1,153	$427

Earnings per share:
Basic	$0.05	$0.03	$0.12	$0.05

Diluted	$0.05	$0.03	$0.12	$0.04

Shares used in per share calculations:
Basic	9,435	9,538	9,415	9,441

Diluted	9,768	9,885	9,745	9,773

See notes to the consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC.

Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Six months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,153	$427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,283	1,308
Changes in operating assets and liabilities:
Accounts receivable	(913)	(1,029)
Inventories	157	(742)
Prepaid expenses and other assets	(474)	(737)
Accounts payable	(47)	82
Accrued expenses	592	(38)
Deferred revenue	(30)	(116)
Income taxes payable	566	413

Net cash provided by (used in) operating activities	2,287	(432)

Cash flows from investing activities:
Capital expenditures	(900)	(603)

Net cash used in investing activities	(900)	(603)

Cash flows from financing activities:
Purchases of common stock as treasury stock	—	(3,455)
Proceeds from exercise of stock options and stock purchase plan	340	277

Net cash provided by (used in) financing activities	340	(3,178)

Effect of exchange rate changes on cash	(69)	(46)
Net increase (decrease) in cash and cash equivalents	1,727	(4,213)
Cash and cash equivalents at beginning of period	3,297	5,941

Cash and cash equivalents at end of period	$4,955	$1,682

See notes to the consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC.

Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Consolidated Financial Statements

Basis of Presentation

The accompanying consolidated financial statements of BioSource International, Inc. (the “Company”) are unaudited and reflect all material adjustments, consisting of normal recurring adjustments which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

General

The Company develops, manufactures, markets and distributes products used worldwide in biomedical research. These products include assays, biologicals and cell growth materials, all enabling scientists to better understand the biochemistry, immunology and cell biology of the human body as well as disease processes.

Use of Estimates

In the normal course of preparing the financial statements in conformity with generally accepted accounting principles in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those amounts.

Accounting for Stock-based Compensation

The Company accounts for its stock option awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the option plans under the fair value recognition provisions of SFAS No. 123.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company’s net income and earnings (loss) per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$445	$325	$1,153	$427
Less: total stock-based compensation (1)	(326)	(331)	(583)	(609)

Net income, as adjusted	$119	$(6)	$570	$(182)

Basic earnings per share, as reported	$.05	$.03	$.12	$.05
Diluted earnings per share, as reported	$.05	$.03	$.12	$.04
Basic earnings (loss) per share, as adjusted	$.01	$—	$.06	$(.02)
Diluted earnings (loss) per share, as adjusted	$.01	$—	$.06	$(.02)

(1)	As determined under the fair value method.

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable, single measure of the fair value of the Company’s options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

Note 2 – Earnings per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding for the period. Diluted earnings per share is computed by dividing the net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities by applying the treasury stock method unless such assumed exercises are anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$445	$325	$1,153	$427

Weighted average shares outstanding — Basic	9,435	9,538	9,415	9,441
Dilutive effect of stock options and warrants	333	347	330	332

Weighted average shares outstanding — Diluted	9,768	9,885	9,745	9,773

Basic earnings per share	$05	$.03	$.12	$.05
Diluted earnings per share	$.05	$.03	$.12	$.04

Stock options to purchase 560,109 and 1,081,311 common shares for the three months ended June 30, 2004, and 2003, respectively, and 667,538 and 1,071,666 common shares for the six months ended June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Warrants to purchase 1,287,000 shares were outstanding as of June 30, 2004 and 2003 but were not included in the computation of diluted net income per share for the three and six months ended June 30, 2004 and 2003 because their effect would be anti-dilutive.

Note 3 – Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$3,172	$3,193
Work in process	540	455
Finished goods	5,057	5,426

	$8,769	$9,074

Note 4 – Property and Equipment (in thousands)

	June 30,	December 31,
	2004	2003
Machinery and equipment	$9,630	$9,225
Office furniture and equipment	4,501	4,270
Leasehold improvements	1,961	1,874

	16,092	15,369
Less accumulated depreciation and amortization	(10,026)	(9,134)

	$6,066	$6,235

Note 5 – Stockholders’ Equity

Stock Repurchase Program

The Company’s Board of Directors previously authorized the repurchase of up to $15 million of the Company’s outstanding common stock. During the first six months of fiscal 2004, the Company did not repurchase any shares. As of June 30, 2004, the Company had repurchased and retired 1,536,000 shares of common stock for an aggregate purchase price of $8.7 million since the inception of this stock repurchase program. This program expired on June 30, 2004.

On July 27, 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s outstanding common stock.

The amount the Company spends and the number of shares repurchased varies based upon a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares.

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$445	$325	$1,153	$427
Foreign currency translation adjustments, net of tax	(49)	359	(213)	600

Total comprehensive income	$396	$684	$940	$1,027

Note 6 – Business Segments

The Company is engaged in a single industry: the development, manufacture, marketing and distribution of products used in biomedical research. The Company conducts business globally and is managed geographically. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Prior to the second quarter of fiscal 2004, the Company’s management analyzed its business based on three strategic business units, Cytokines, Signal Transduction and Custom. Beginning in the second quarter of fiscal 2004, the Company’s internal management system was realigned to be consistent with the Company’s strategy of focusing on assays, biologicals and other product lines. As a result, effective in the second quarter of fiscal 2004, the Company’s management analyzes sales and operating income by geographic region as well as sales by product grouping consistent with the strategy outlined above. Prior period information has been reclassified to conform to the current period’s presentation.

Segment information is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales – by Geography:
Net sales to external customers in:
United States	$6,406	$6,334	$12,727	12,361
Europe	3,954	3,502	7,886	6,776
Asia-Pacific	1,200	1,332	2,819	2,557
Other	394	566	808	939

Total	$11,954	$11,734	$24,240	$22,633

Operating income (loss):
United States	$(424)	$(170)	$(606)	$(907)
Europe	826	658	1,920	1,516

Total	$402	$488	$1,314	$609

Sales – by Product Group:
Assays	$4,922	$4,552	$9,995	8,884
Biologicals	3,606	3,631	7,448	6,968
Custom & Other	3,426	3,551	6,797	6,781

Total	$11,954	$11,734	$24,240	$22,633

Note 7 – Line of Credit

In June 2003, the Company established a one-year revolving loan with a commercial bank that allowed the Company to withdraw up to an aggregate of $2,500,000. The loan was established for working capital and stock repurchase needs, and expired in June 2004. The Company had no borrowings under the revolving loan during 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the notes thereto and other information, including information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and all other filings we made with the Securities and Exchange Commission from time to time.

This Form 10-Q contains forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as “believes,” “expects,” “anticipates,” “intends,” “strategy,” “estimates,” “continue,” “may,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks, uncertainties and other factors described throughout this Form 10-Q and in our other filings with the Securities and Exchange Commission. The actual results that we achieve may differ from any forward-looking statements due to such risks and uncertainties. We do not undertake any obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

We develop, manufacture, market and distribute products and services that are widely used in biomedical research. Our products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis, AIDS, Alzheimer’s and other critical diseases. We have a wide variety of products, including immunoassay test kits and biological reagents, bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides, and monoclonal and polyclonal antibodies. We also manufacture and market custom oligonucleotides, peptides and antibodies to the specifications of our customers. We use recombinant DNA technology to produce cytokines and other proteins and have registered certain of our reagents with the United States Food and Drug Administration (“FDA”) for which we have received license to sell such products as Class I Medical Devices. We market these products to in vitro diagnostic manufacturers and clinical reference laboratories as “active ingredients” in the tests those parties produce to identify specific diseases or conditions. We also provide sera and media which provide the physiological conditions and nutrients for cells to grow outside their natural environment.

The principal markets for our products include the life sciences research market and the biopharmaceutical production market. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions, and other research institutions as well as biotechnology and pharmaceutical companies. Life sciences researchers use our products to perform a broad range of experiments in the laboratory.

Our strategy focuses on our core strengths as an assay company. These assay products are higher margin products and are focused on gaining scientific understanding of both intra and extra-cellular pathways and the impact to those pathways by drugs or disease. Our strategy focuses our direction on these high margin products where we have a strong market position and allows us to more effectively market our complimentary product lines, including our Phospho Site Specific Antibodies, or PSSA’s, and our sera and media and custom products to the same customers who are already pleased with our differentiated assay products.

Our products are used for research purposes and their use by our customers generally is not regulated by the FDA or by any comparable international organization, with several limited exceptions. Some of our products and their manufacturing sites are subject to FDA regulation and oversight and are required to comply with the Quality System Regulations, which was formerly known as current good manufacturing practice, or cGMP, and is described in 21 CFR part 820. Additionally, some of these same sites and products comply with certain voluntary quality programs such as ISO 9001.

We manufacture our products in our facilities in Camarillo and Foster City, California; Rockville, Maryland; Hopkinton, Massachusetts; and Nivelles, Belgium. In addition, we purchase products from third-party manufacturers for resale.

We conduct research activities in the United States and Belgium and business development activities around the world. In addition to these activities, we actively seek to license intellectual property and technology from academic, government, and commercial institutions.

Except for our oligonucleotide, antibody and peptide custom businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future. In addition, we rely on third-party manufacturers to supply certain of our raw materials, product components, and in some cases, entire products.

We conduct our commercial operations through subsidiaries in Europe and the United States. Each subsidiary records its income and expenses using the local currency of the country in which the subsidiary resides. To consolidate the income and expenses of all of our subsidiaries, we translate each subsidiary’s results into U.S. dollars using exchange rates during the period. Changes in currency exchange rates have affected, and will continue to affect, our consolidated revenues, revenue growth rates, gross margins and net income. In addition, certain of our subsidiaries conduct a portion of their business in currencies other than the subsidiary’s local currency, which can result in foreign currency transaction gains or losses. Exchange gains and losses arising from transactions denominated in these currencies are recorded in the Consolidated Statements of Income using the actual exchange rate differences on the date of the transaction.

We anticipate that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under “Risk Factors Related to Our Business.” In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales between distributors and our direct sales force. Although we have experienced revenue growth in recent years, we cannot assure you that we will be able to sustain such growth or maintain profitability on a quarterly basis.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net sales. Net sales increased $0.2 million, or 2%, to $12.0 million for the three months ended June 30, 2004 from $11.8 million for the three months ended June 30, 2003. Changes in foreign currency exchange rates increased U.S. dollar-denominated revenues by $0.3 million when comparing the three months ended June 30, 2004 with the corresponding period in 2003.

Gross profit. Gross profit increased $0.1 million, or 1%, to $6.4 million for the three months ended June 30, 2004 from $6.3 million for the three months ended June 30, 2003. Our gross profit as a percent of sales of 54% was consistent with the corresponding period of 2003.

Sales and marketing. Sales and marketing expenses were $2.4 million for the three months ended June 30, 2004 which was consistent with the comparable 2003 period.

General and administrative expenses. General and administrative expenses increased $0.7 million, or 54%, to $2.1 million for the three months ended June 30, 2004 from $1.4 million for the three months ended June 30, 2003. The increase is primarily attributable to modest increases in payroll and benefits, increases in professional fees for such items as Sarbanes-Oxley compliance efforts as well as one-time costs incurred associated with the resignation of our former chief financial officer.

Research and development. Research and development (“R&D”) expenses decreased $0.5 million, or 24%, to $1.4 million for the three months ended June 30, 2004 from $1.9 million for the three months ended June 30, 2003. The decrease in R&D spending is primarily related to headcount reductions, which is consistent with management’s efforts to align our R & D investments with our core strength of assay development. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for the three months ended June 30, 2004 which was consistent with the comparable 2003 period.

Provision for income taxes. Our effective tax rate for the three months ended June 30, 2004 and 2003 was (10%) and 26%, respectively. We recognized a benefit in our provision for income taxes in the second quarter of 2004. During the quarter, the Internal Revenue Service concluded an audit of certain tax returns for which we had previously recorded reserves of $0.1 million. We reversed those reserves during the three months ended June 30, 2004 as a result of the favorable outcome of the examination which had the effect of reducing our income tax provision. Excluding the impact of the reversal of this reserve, our effective tax rate for the three months ended June 30, 2004 would have been approximately 21%.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net sales. Net sales increased $1.6 million, or 7%, to $24.2 million for the six months ended June 30, 2004 from $22.6 million for the six months ended June 30, 2003. Changes in foreign currency exchange rates increased U.S. dollar-denominated revenues by $0.9 million when comparing the six months ended June 30, 2004 with the corresponding period in 2003 and accounted for 4% of the 7% increase in sales. The remainder of the increase was due primarily to growth in our assay product sales.

Gross profit. Gross profit increased $0.7 million, or 6%, to $13.3 million for the six months ended June 30, 2004 from $12.6 million for the six months ended June 30, 2003. Gross profit as a percent of sales decreased from 56% to 55% during this period. The decrease in gross profit as a percentage of sales was primarily due to changes in the product mix as well as competitive pricing pressures.

Sales and marketing. Sales and marketing expenses were $4.9 million for the six months ended June 30, 2004 which was consistent with the comparable 2003 period.

General and administrative expenses. General and administrative expenses increased $1.1 million, or 38%, to $4.0 million for the six months ended June 30, 2004 from $2.9 million for the six months ended June 30, 2003. The increase is primarily attributable to increases in payroll and benefits, increases in professional fees for such items as Sarbanes-Oxley compliance efforts as well as one-time costs incurred associated with the resignation of our former chief financial officer.

Research and development. R&D costs decreased $1.0 million or 27% to $2.8 million for the six months ended June 30, 2004 from $3.8 million for the six months ended June 30, 2003. The decrease in R&D spending is primarily related to headcount reductions, which is consistent with management’s efforts to align our R&D investments with our core strength of assay development. Our R&D spending reflects our belief that to maintain our competitive position in a market characterized by rapid rates of technological advancement, we must continue to invest significant resources in new product development, as well as continue to enhance existing products.

Amortization of intangible assets. Amortization of intangible assets was $0.3 million for the six months ended June 30, 2004 which was consistent with the comparable 2003 period.

Provision for income taxes. Our effective tax rate for the six months ended June 30, 2004 and 2003 was 11% and 23%, respectively. We recognized a benefit in our provision for income taxes in the second quarter of 2004. During the quarter, the Internal Revenue Service concluded an audit of certain tax returns for which we had previously recorded reserves of $0.1 million. We reversed those reserves during the three months ended June 30, 2004 as a result of the favorable outcome of the examination which had the effect of reducing our income tax provision. Excluding the impact of the reversal of this reserve, our effective tax rate for the six months ended June 30, 2004 would have been approximately 21%.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts and inventories, goodwill and long-lived asset impairments, loss contingencies, and taxes. Actual results could differ substantially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

We apply the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. In general, we recognize revenue related to our product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectibility is reasonably assured.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there was a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be overstated which could have an adverse impact on our financial results.

Allowances for Inventory

We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The manufacturing process for antibodies has and may continue to produce quantities substantially in excess of forecasted usage and anticipated antibody sales volumes are highly uncertain and realization of individual product cost may not occur. As a result, we reserve our entire manufactured antibody inventory at 100% of its value. As of June 30, 2004, we had $4,685,000 of manufactured antibodies in our inventory which were fully reserved. We will continue to monitor our antibody inventory and the continued need for a 100% reserve. Additionally, material inventory write-downs can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.

Goodwill

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

Impairment of Long-lived Assets

We assess the impairment of long-lived assets, which include equipment and leasehold improvements and identifiable intangible assets, whenever events and circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.

Loss Contingencies

We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of the loss. We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. We evaluate, among other factors, the degree of probability of an unfavorable outcome and an estimate of the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When we determine that it is probable that a loss has been incurred and the amount can be reasonably estimated, the effect is recorded promptly in the consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of the existing legal matters will have a material adverse effect on our financial condition or results of operations.

Deferred Taxes

We account for income taxes using the liability method. Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, stock repurchases, acquisitions and strategic investments in related businesses. We have satisfied these needs primarily through a combination of cash generated by operations and from private placements of our common stock.

The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and cash equivalents. At June 30, 2004, we had cash and cash equivalents, aggregating approximately $5 million, an increase of approximately $1.7 million from $3.3 million at December 31, 2003. The increase was primarily a result of (i) 2004 operating cash flow of $2.3 million, (ii) proceeds of $0.3 million from the exercise of stock options partially offset by (iii) 2004 capital expenditures of $0.9 million.

We expect that cash may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, research and development expenses, capital expenditures and stock repurchases.

During the six months ended June 30, 2004, we received $0.3 million from the exercise of stock options. Proceeds from the exercise of stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Accounts receivable. Accounts receivable increased approximately $0.8 million to $7.1 million at June 30, 2004, from $6.3 million at December 31, 2003. The increase is primarily attributable to increased sales in the final two months for the second quarter ended June 30, 2004 compared to the final two months of fiscal 2003. We experience a certain amount of seasonality in our business. Over the past three years, our second quarter sales have historically been stronger than our fourth quarter sales resulting in an increase in accounts receivable at the end of our second quarter.

Prepaid expenses and other current assets. At June 30, 2004, prepaid expenses and other current assets were approximately $1.1 million, an increase of approximately $0.4 million from $0.7 million at December 31, 2003. The increase is primarily related to the renewal of our annual insurance policies during the three months ended June 30, 2004.

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased approximately $0.4 million to $6.1 million as of June 30, 2004, from $5.7 million at December 31, 2003. The increase was primarily a result of accrued severance and other payroll related expenses.

Liquidity and Capital Resource Requirements

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.

	Payments Due By Period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Operating Leases	$3,408,000	$1,411,000	$1,805,000	$192,000	$—

In July 2004, we adopted a new stock repurchase program under which we can repurchase up to $10 million of our common stock. Our previous stock repurchase program expired in June 2004. Our Board of Directors continues to believe that the price at which the Company’s common stock is currently trading is not a proper reflection of its long-term value, and that utilizing our excess cash to repurchase our shares, at the discretion of management and when market conditions permit, is a prudent investment. During the six months ended June 30, 2004, we did not repurchase any shares of our common stock. From October 2001 through June 30, 2004, we repurchased 1,536,000 of our outstanding common shares, with cash outlays totaling $8.7 million. All repurchased shares have been retired.

In June 2003, we established a one-year revolving loan with a commercial bank that allowed us to withdraw up to an aggregate of $2.5 million. The loan was established for working capital and stock repurchase needs, when and as necessary and expired in June 2004.

We have never paid dividends on common stock and have no plans to do so in fiscal 2004.

We expect to be able to meet our future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations. Our future capital requirements and the adequacy of available funds will depend on many factors including future business acquisitions, stock repurchases and the level of research and development expenditures.

Foreign Currency

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the three months ended June 30, 2004, were $12.0 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the three months ended June 30, 2003, to our non-U.S. revenues for the same period in 2004 would result in $0.3 million less revenue for that period. These changes in currency exchange rate have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.

Risk Factors

You should carefully consider the following risk factors and all other information contained in this report which are incorporated herein by reference before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occurs, our business, operating results and financial condition could suffer. The risks described below are not the only ones we face. Additional risks, not precisely known to us or that we currently deem immaterial may also adversely affect our business. As a result, the trading price of our common stock could decline, and you may lose all or part of the money you paid to purchase our common stock.

Risks Related to Our Business

Failure to execute on our recently adopted long-term strategic plan could impair our business.

We historically have sought to increase our sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses. Our historical revenue growth is primarily attributable to our acquisitions and new product development and, to a lesser extent, to increased revenues from our existing products. In the quarter ended December 31, 2003, we adopted a fundamental shift in strategy to focus our time, effort and financial resources on our core strengths as an assay company. We have built a strategic plan to continue to penetrate and increase our market share in the assay market. This strategy focuses our energies on these high margin products and allows us to pull through our complimentary product lines, including our Phospho Site Specific Antibodies, or PSSA’s, sera and media and our custom products, peptides, antibodies and oligonucleotides.

Our ability to achieve our strategic objectives depends upon a variety of factors, including:

•	the market’s continuing acceptance of our assay products;

•	our ability to internally develop new products;

•	our ability to acquire products or licenses to necessary technologies;

•	our ability to facilitate transactions with strategic partners;

•	establishment of new relationships or expansion of existing relationships with customers and suppliers; and

•	availability of capital.

Additionally, our shift in strategy caused us to evaluate other non-strategic products and to discontinue certain products we offered in the past. We expect to review our products on an ongoing basis. While the impact to our financial results from our continuing evaluation of products is unknown at this time, future product discontinuances would likely adversely affect our operating results.

If we are unable to manage this strategic shift effectively, our operating results could be adversely affected. Moreover, there can be no assurance that our historic rate of growth will continue through this strategic shift, that we will continue to successfully expand or that growth or expansion will result in profitability.

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

We cannot guarantee that future acquisitions will be successful.

We compete for acquisition and expansion opportunities with companies which have significantly greater financial and management resources than us. There can be no assurance that suitable acquisition or investment opportunities will be identified, that any of these transactions can be consummated, or that, if acquired, these new businesses can be integrated successfully and profitably into our operations. These acquisitions and investments may also require a significant allocation of resources, which will reduce our ability to focus on the other portions of our business, including many of the factors listed in the prior risk factor. Even if we are able to integrate our acquired operations, we cannot assure you that we will achieve synergies. Our failure to achieve synergies could have a material adverse effect on the business, results of operations and financial condition of the Company.

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

In recent years, the pharmaceutical industry has undergone substantial downsizing and consolidation. Additional mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a harmful effect on our business, financial condition and results of operations.

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

Our manufacturing process relies on the continued availability of high-quality raw materials and specialized equipment. It is possible that a change in vendors, or in the quality of the raw materials supplied to us, could have an adverse impact on our manufacturing process and, ultimately, on the sale of our finished products. We have from time to time experienced a disruption in the quality or availability of key raw materials, which has created minor delays in our ability to fill orders for specific test kits. This could occur again in the future, resulting in significant delays, and could have a detrimental impact on the sale of our products and our results of operations. For example, the supply of raw fetal bovine serum (“FBS”) is sometimes limited because serum collection tends to be cyclical. These factors can cause the price of raw FBS to fluctuate. The profit margins we achieve on finished FBS, one of our major products, have been unstable in the past because of the fluctuations in the price of raw FBS, and any increase in the price could adversely affect those profit margins. In addition, if we are unable to obtain an adequate supply of FBS, we may lose market share. In addition, we rely on highly specialized manufacturing equipment that if damaged or disabled could adversely affect our ability to manufacture our products and therefore negatively impact our business.

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

Our business model of providing products to researchers working on a variety of scientific disciplines requires us to develop a wide spectrum of products. To generate broad product lines it is advantageous to sometimes license technologies from others rather than depending exclusively on our own internal development efforts. As a result, we believe our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products.

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

Rapid technological change and frequent new product introductions are typical for the markets we serve. Our future success will depend in part on continuous, timely development and introduction of new products that address evolving market requirements. We believe successful new product introductions provide a significant competitive advantage. To the extent we fail to introduce new and innovative products, we may lose market share to our competitors, which will be difficult or impossible to regain. Any inability, for technological or other reasons, to successfully develop and introduce new products could reduce our growth rate or damage our business.

In the past we have experienced, and are likely to experience in the future, delays in the development and introduction of products. We cannot assure that we will keep pace with the rapid rate of change in life sciences research or that our new products will adequately meet the requirements of the marketplace or achieve market acceptance. Some of the factors affecting market acceptance of new products include:

•	availability, quality and price relative to competitive products;

•	the timing of introduction of the product relative to competitive products;

•	customers’ opinion of the product’s utility;

•	ease of use;

•	consistency with prior practices;

•	citation of the product in published research; and

•	general trends in life sciences research.

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

Failure to attract and retain qualified scientific or production personnel or loss of key management or key personnel could adversely affect our business.

Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing are critical to our success. We are in a very competitive industry and face significant challenges attracting and retaining this qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there can be no assurance that we will be able to continue to successfully attract and retain qualified personnel. In addition, our growth and expansion into areas and activities requiring additional expertise may require the addition of new scientific and production management and/or the development of additional expertise within existing management. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally could adversely affect our business.

Our success also will continue to depend to a significant extent on the members of our senior management team. We do not maintain “key man” insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of our key management or employees could have a material adverse effect upon our business.

Some of our customers are obtaining products through new distribution channels and methods that may adversely impact our results of operations and financial condition.

Certain of our customers have developed purchasing initiatives to reduce the number of vendors they purchase from and to lower their supply costs. In some cases, these customers have established agreements with large distributors who provide volume discounts and in-house purchasing processes and personnel. These agreements may limit our pricing flexibility with respect to our products, which could adversely impact our business, financial condition and results of operations. In addition, although we accept and process some orders through our internet website, we also implement sales through a third party internet vendor. Internet sales through third parties will negatively impact our gross margins because we pay commission on these sales. On the other hand, if we do not enter into arrangements with third party e-commerce providers, we may lose customers who prefer to purchase via that method. Our business may be harmed as a result of these web sites or other sales methods which may be developed in the future.

We rely on rapid transport to ship product.

We rely on the timely transport of raw materials and finished products. Any disruption in rapid transportation systems could have an adverse impact on our ability to manufacture and supply products and could accordingly have an adverse effect on our business.

We rely on international sales, which are subject to additional risks.

International sales accounted for approximately 47% and 45% of our revenues in the first six months of 2004 and 2003, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

•	unexpected changes in regulatory requirements and tariffs;

•	difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships;

•	longer accounts receivable collection cycles in certain foreign countries;

•	adverse economic or political changes;

•	limited protection for intellectual property in some countries;

•	foreign currencies we receive for sales outside the U.S. could be subject to unfavorable exchange rates with the U.S. dollar and reduce the amount of revenue we recognize;

•	potential trade restrictions, exchange controls and import and export licensing requirements;

•	problems in collecting accounts receivable; and

•	potentially adverse tax consequences of overlapping tax structures.

Impairment of the ability to transport goods internationally.

We intend to continue generating revenues from sales outside the United States. This method of distribution may be subject to greater governmental regulation in the future. These regulations, which include requirements for approvals or clearance to market, additional time required for regulatory review and sanctions imposed for violations, as well as the other risks indicated in the items listed in the above paragraph, vary by country. We may not be able to obtain regulatory approvals in the countries in which we currently sell our products or in countries where we may sell our products in the future. In addition, we may be required to incur significant costs in obtaining necessary regulatory approvals. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in a material reduction in our revenues and earnings.

We also depend on third-party distributors for a material portion of our international sales. If we lose or suffer any significant reduction in sales to any material distributor, our business could be materially adversely affected.

Our operating results may fluctuate in future periods.

Our operating results may vary significantly quarter to quarter and from year to year as a result of a variety of factors. These factors include, but are not limited to:

•	level of demand for our products;

•	changes in our customer and product mix;

•	timing of acquisitions and investments in infrastructure;

•	changes in customer research budgets;

•	our ability to control or adjust expenses in response to changes in revenue;

•	competitive conditions;

•	intellectual property litigation;

•	currency exchange rate fluctuations; and

•	general economic and political conditions.

We believe that quarterly comparisons of our financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance. Additionally, if our operating results in one or more quarters do not meet the expectations of security analysts or others, the price of our common stock could be materially adversely affected.

Our continued investment in product development and sales and marketing are significant ongoing expenses. If revenue in a particular period falls short of expectations, we may not be able to reduce significantly our expenditures for that period, which would materially adversely affect the operating results for that period.

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

If a third party were to claim an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities. Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all.

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

Our sales are subject to monthly seasonality.

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

We face a potential risk of liability claims based on our products and services, and we have faced such claims in the past. We carry product liability insurance which is limited in scope and amount but which we believe to be adequate. We cannot assure you, however, that we will be able to maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure that this insurance will be adequate to protect us against a product liability claim, should one arise.

The labor laws applicable to our employees in Europe may restrict the flexibility of our management.

As of August 1, 2004, 73 of our 259 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

Risks Associated with Our Industry

The biomedical research products industry is very competitive, and we may be unable to continue to compete effectively in this industry in the future.

We are engaged in a segment of the biomedical research products industry that is highly competitive. We compete with many other suppliers and new competitors continue to enter the markets. Many of our competitors, both in the United States and elsewhere, are major chemical and life science companies and many of them have substantially greater capital resources, marketing experience, research and development staffs and facilities than we do. Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may also be more successful than us in producing and marketing their products. We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

•	product performance, features and liability;

•	price;

•	timing of product introductions;

•	ability to develop, maintain and protect proprietary products and technologies;

•	sales and distribution capabilities;

•	technical support and service;

•	brand royalty; and

•	breadth of product line.

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

In recent years, the United States pharmaceutical industry has undergone substantial consolidation. As part of many business combinations, companies frequently reduce the number of suppliers used and we may not be selected as a supplier after a business combination. Further, mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is quoted on the NASDAQ National Market, and there has been substantial volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including:

•	fluctuations in our quarterly operating and earnings per share results;

•	the gain or loss of significant contracts;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	delays in the development and introduction of new products;

•	legislative or regulatory changes;

•	general trends in the industry;

•	recommendations and/or changes in estimates by equity and market research analysts;

•	biological or medical discoveries;

•	disputes and/or developments concerning intellectual property, including patents and litigation matters;

•	public concern as to the safety of new technologies;

•	sales of common stock of existing holders;

•	securities class action or other litigation;

•	developments in our relationships with current or future customers and suppliers; and

•	general economic conditions, both in the United States and abroad.

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $4.89 to $13.69 per share from January 1, 2001 through August 4, 2004 and from $6.05 to $9.10 per share from January 1, 2004 through August 4, 2004.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our common stock, as well as the stock of many biotechnology companies. Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against the issuing company. If we were subject to this type of litigation in the future, we could incur substantial costs and a diversion of our management’s attention and resources, each of which could have a material adverse effect on our revenue and earnings. Any adverse determination in this type of litigation could also subject us to significant liabilities.

Anti-takeover provisions in our governing documents and under applicable law could impair the ability of a third party to take over our company.

We are subject to various legal and contractual provisions that may impede a change in our control, including the following:

•	our adoption of a stockholders’ rights plan, which could result in the significant dilution of the proportionate ownership of any person that engages in an unsolicited attempt to take over our company; and

•	the ability of our board of directors to issue additional shares of our preferred stock, which shares may be given superior voting, liquidation, distribution and other rights as compared to our common stock.

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

Our principal stockholders and management own a significant percentage of our capital stock and will be able to exercise significant influence over our affairs. Accordingly, these stockholders:

•	will be able to significantly influence the composition of our board of directors;

•	will significantly influence matters requiring stockholder approval, including the approval of mergers and other significant corporate transactions, including change of control transactions; and

•	will continue to have significant influence over our business.

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

Absence of dividends could reduce our attractiveness to investors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended June 30, 2004 does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15 (e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

As of the end of the period covered by this report, there has been no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, this internal control.

PART II – OTHER INFORMATION

We were not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on July 27, 2004.

(b)	Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)	The two matters voted upon at the meeting were: (i) to elect six directors to hold office for a period of one year expiring at the Annual Meeting of Stockholders in the year 2005 (“Proposal One”); (ii) to ratify the appointment of KPMG LLP as independent accountants of the Company for the year ending December 31, 2004 (“Proposal Two”).

Proposal One. Election of Directors.

	For	Withheld
Terrance J. Bieker	7,506,400	621,027
Jean-Pierre L. Conte	7,441,773	685,654
David J. Moffa, Ph.D.	7,441,853	685,574
John R. Overturf, Jr.	7,504,685	622,742
Robert J. Weltman	7,505,305	622,122
John Zabriskie, Ph.D.	7,442,578	684,849

There were no abstentions or broker non-votes. All nominees were declared to have been elected as directors to hold office until the Annual Meeting of Stockholders in the year 2005.

Proposal Two. Ratification of Appointment of Independent Accountants.

For	Against	Abstain
8,116,914	2,489	8,024

Proposal Two was declared to have been approved.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Title
10.1	Executive Employment Agreement between the Registrant and Jozef Vangenechten, effective as of April 1, 2004.

10.2	Management Agreement between BioSource Europe S.A. and VITA B.V.B.A., effective as of April 1, 2004.

10.3	Executive Employment Agreement between the Registrant and Alan Edrick, dated as of May 10, 2004.

31.1	Certificate of Terrance J. Bieker, Chief Executive Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange

Exhibit No.	Title
Act of 1934, as amended.

31.2	Certificate of Alan I. Edrick, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Terrance J. Bieker and Alan I. Edrick, Chief Executive Officer and Chief Financial Officer, respectively, of BioSource International, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K dated April 23, 2004, reporting the issuance of a press release announcing the Company’s financial results for the first quarter ended March 31, 2004.

The Company filed a current report on Form 8-K dated June 7, 2004 reporting an amendment to the warrant agreements issued to Genstar Capital Partners II, L.P. and Stargen II LLC, investors in the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSOURCE INTERNATIONAL, INC.

August 11, 2004	By:	/s/ Terrance J. Bieker

Name: Terrance J. Bieker
Title: President and
Chief Executive Officer

August 11, 2004	By:	/s/ Alan I. Edrick

Name: Alan I. Edrick
Title: Executive Vice President and
Chief Financial Officer