Form 10-Q
period 2004-09-30
BIOSOURCE INTERNATIONAL INC
filed 2004-11-03
CIK 860451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of October 29, 2004 was 9,556,382 shares.

BIOSOURCE INTERNATIONAL, INC.

Index

Page
Part I – Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	5
Condensed Notes to the Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II – Other Information
Item 6. Exhibits and Reports on Form 8-K	28
Signatures	29
Exhibits	30
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

BIOSOURCE INTERNATIONAL, INC.

Consolidated Balance Sheets
(Unaudited)
(amounts in thousands, except share numbers)

	September 30,	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$4,099	$3,297
Accounts receivable less allowance for doubtful accounts of $250 at September 30, 2004 and $258 at December 31, 2003	6,600	6,308
Inventories, net	8,356	9,074
Deferred income taxes	2,363	2,363
Prepaid expenses and other current assets	968	652

Total current assets	22,386	21,694
Property and equipment, net	5,968	6,235
Intangible assets, net	5,085	5,500
Goodwill, net	307	307
Deferred income taxes	10,078	10,078
Other assets	572	519

Total assets	$44,396	$44,333

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,243	$2,451
Accrued expenses	3,698	3,227
Deferred revenue	274	249
Income taxes payable	565	104

Total current liabilities	6,780	6,031

Commitments and contingencies
Stockholders’ equity
Common stock, $.001 par value, 20,000,000 shares authorized; 9,554,341 and 9,376,860 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	9	9
Treasury stock, at cost; 390,430 shares	(2,467)	—
Additional paid-in capital	43,316	42,633
Accumulated deficit	(3,261)	(4,452)
Accumulated other comprehensive income	19	112

Total stockholders’ equity	37,616	38,302

Total liabilities and stockholders’ equity	$44,396	$44,333

See condensed notes to the consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC.

Consolidated Statements of Operations
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		Sept 30,
	2004	2003	2004	2003
Net sales	$11,308	$10,744	$35,548	$33,377
Cost of goods sold	5,568	5,079	16,516	15,160

Gross profit	5,740	5,665	19,032	18,217
Operating expenses:
Sales and marketing	2,493	2,188	7,355	7,064
General and administrative	1,672	1,729	5,712	4,664
Research and development	1,455	1,687	4,255	5,530
Amortization of intangible assets	139	145	416	435

Total operating expenses	5,759	5,749	17,738	17,693

Income (loss) from operations	(19)	(84)	1,294	524
Interest and other income (expense), net	25	(21)	13	(75)

Income (loss) before provision for income taxes	6	(105)	1,307	449
Provision (benefit) for income taxes	(32)	(24)	115	103

Net income (loss)	$38	$(81)	$1,192	$346

Earnings per share:
Basic	$0.00	$(0.01)	$0.13	$0.04

Diluted	$0.00	$(0.01)	$0.12	$0.04

Shares used in per share calculations:
Basic	9,322	9,181	9,384	9,418

Diluted	9,547	9,181	9,673	9,729

See condensed notes to the consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC.

Consolidated Statements of Cash Flows
(Unaudited)
(amounts in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,192	$346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,949	1,966
Changes in operating assets and liabilities:
Accounts receivable	(360)	(706)
Inventories, net	647	(1,051)
Deferred income taxes	—	(372)
Prepaid expenses and other assets	(355)	(607)
Accounts payable	(150)	(697)
Accrued expenses	506	30
Deferred revenue	23	(135)
Income taxes payable	503	563

Net cash provided by (used in) operating activities	3,955	(663)

Cash flows from investing activities:
Capital expenditures	(1,313)	(752)

Net cash used in investing activities	(1,313)	(752)

Cash flows from financing activities:
Purchases of common stock as treasury stock	(2,467)	(3,478)
Proceeds from exercise of stock options and stock purchase plan	683	580

Net cash used in financing activities	(1,784)	(2,898)

Effect of exchange rate changes on cash	(56)	(84)
Net increase (decrease) in cash and cash equivalents	858	(4,313)
Cash and cash equivalents at beginning of period	3,297	5,941

Cash and cash equivalents at end of period	$4,099	$1,544

See condensed notes to the consolidated financial statements.

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

Note 2 – Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercises of all dilutive securities applying the treasury stock method unless such assumed exercises are anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$38	$(81)	$1,192	$346

Weighted average shares outstanding — Basic	9,322	9,181	9,384	9,418
Dilutive effect of stock options and warrants	225	—	289	311

Weighted average shares outstanding — Diluted	9,547	9,181	9,673	9,729

Basic earnings (loss) per share	$.00	$(.01)	$.13	$.04
Diluted earnings (loss) per share	$.00	$(.01)	$.12	$.04

Stock options to purchase 1,258,475 and 778,220 common shares for the three months ended September 30, 2004, and 2003, respectively, and 1,004,022 and 912,350 common shares for the nine months ended September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Warrants to purchase 1,287,000 shares were outstanding as of September 30, 2004 and 2003 but were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2004 and 2003 because their effect would be anti-dilutive.

Note 3 – Inventories

Inventories are valued at the lower of cost or market as determined under the first-in, first-out method. Costs include materials, labor and manufacturing overhead. Inventories are shown net of applicable reserves and allowances. Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$2,918	$3,193
Work in process	562	455
Finished goods	4,876	5,426

	$8,356	$9,074

Note 4 – Property and Equipment (in thousands)

	September 30,	December 31,
	2004	2003
Machinery and equipment	$9,844	$9,225
Office furniture and equipment	4,690	4,270
Leasehold improvements	2,050	1,874

	16,584	15,369
Less accumulated depreciation and amortization	(10,616)	(9,134)

	$5,968	$6,235

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

On July 27, 2004, the Company’s Board of Directors authorized the repurchase of up to an additional $10 million of the Company’s outstanding common stock. During the three months ended September 30, 2004, the Company repurchased 390,430 shares of common stock for an aggregate purchase price of $2.5 million.

The amount the Company spends and the number of shares repurchased varies based upon a variety of factors, including the stock price and blackout periods during which the Company is restricted from repurchasing shares.

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$38	$(81)	$1,192	$346
Foreign currency translation adjustments, net of tax	119	123	(94)	723

Total comprehensive income	$157	$42	$1,098	$1,069

Note 6 – Stock Incentive Plans

The following table reflects pro forma net income (loss) and earnings (loss) per share had the Company elected to record stock option expense based on the fair value methodology (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$38	$(81)	$1,192	$346
Less: total stock-based compensation	(367)	(306)	(1,150)	(915)

Net income (loss), as adjusted	$(329)	$(387)	$42	$(569)

Basic earnings per share, as reported	$.00	$.01	$.13	$.04
Diluted earnings per share, as reported	$.00	$.01	$.12	$.04
Basic earnings (loss) per share, as adjusted	$(.04)	$(.04)	$.00	$(.06)
Diluted earnings (loss) per share, as adjusted	$(.04)	$(.04)	$.00	$(.06)

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. The Company uses projected volatility rates, based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of the Company’s options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

Note 7 – Business Segments

The Company is engaged in a single industry: the development, manufacture, marketing and distribution of products used in biomedical research. The Company conducts business globally and is managed geographically. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management systems. Prior to the second quarter of fiscal 2004, the Company’s management analyzed its business based on three strategic business units, Cytokines, Signal Transduction and Custom. Beginning in the second quarter of fiscal 2004, the Company’s internal management systems were realigned to be consistent with the Company’s strategy of focusing on assays, biologicals and custom and other product lines. As a result, effective in the second quarter of fiscal 2004, the Company’s management analyzes sales and operating income by geographic region and also analyzes sales by product grouping consistent with the strategy outlined above. Prior period information has been reclassified to conform to the current period’s presentation.

Segment information is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales – by Geography:
Net sales to external customers in:
United States	$6,049	$5,917	$18,780	18,329
Europe	3,468	3,162	11,350	9,957
Asia-Pacific	1,384	867	4,204	2,693
Other	407	798	1,214	2,398

Total	$11,308	$10,744	$35,548	$33,377

Operating income (loss):
United States	$(898)	$(665)	$(1,504)	$(1,573)
Europe	879	581	2,798	2,097

Total	$(19)	$(84)	$1,294	$524

Sales – by Product Group:
Assays	$4,821	$4,228	$14,906	13,206
Biologicals	2,568	2,643	8,408	7,924
Custom & Other	3,919	3,873	12,234	12,247

Total	$11,308	$10,744	$35,548	$33,377

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included herein and other information, including information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the other filings we made with the Securities and Exchange Commission from time to time in 2004.

This Form 10-Q contains forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Within this Form 10-Q, words such as “believes,” “expects,” “anticipates,” “intends,” “strategy,” “estimates,” “continue” and “may,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks, uncertainties and other factors described throughout this Form 10-Q and in our other filings with the Securities and Exchange Commission. The actual results that we achieve may differ from any forward-looking statements due to such risks and uncertainties and other factors. We do not undertake any obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

We develop, manufacture, market and distribute products and services that are widely used in biomedical research. Our products and services enable scientists to better understand the biochemistry, immunology and cell biology of the human body, aging and certain diseases such as cancer, arthritis, AIDS, Alzheimer’s and other critical diseases. We have a wide variety of products, including immunoassay test kits and biological reagents, bioactive proteins (cytokines, growth factors and adhesion molecules), oligonucleotides and monoclonal and polyclonal antibodies. We also manufacture and market custom oligonucleotides, peptides and antibodies to the specifications of our customers. We use recombinant DNA technology to produce cytokines and other proteins and have registered certain of our reagents with the United States Food and Drug Administration (“FDA”) for which we have received the license to sell such products as Class I Medical Devices. We market these products to in vitro diagnostic manufacturers and clinical reference laboratories as “active ingredients” in the tests those parties produce to identify specific diseases or conditions. We also manufacture and market sera and media which provide the physiological conditions and nutrients for cells to grow outside their natural environment.

The principal markets for our products include the life sciences research market and the biopharmaceutical production market. The life sciences research market consists of laboratories generally associated with universities, medical research centers, government institutions and other research institutions as well as biotechnology and pharmaceutical companies. Life sciences researchers use our products to perform a broad range of experiments in the laboratory.

Our strategy focuses on our core strengths of producing assay products. These assay products generally are higher margin products and are focused on gaining scientific understanding of both intra and extra-cellular pathways and the impact on those pathways of drugs or disease. The strong market position of our assay products allows us to more effectively market our complimentary product lines, including our Phospho Site Specific Antibodies, or PSSA’s, and our sera and media and custom products to our existing customers.

Our products are used for research purposes and their use by our customers generally is not regulated by the FDA or by any comparable international organization, with several limited exceptions. Some of our products and our related manufacturing sites are subject to FDA regulation and oversight and are required to comply with the FDA’s Quality System Regulations, formerly known as current good manufacturing practice, or cGMP.

We manufacture our products in our facilities in Camarillo and Foster City, California; Rockville, Maryland; Hopkinton, Massachusetts; and Nivelles, Belgium. In addition, we purchase products from third-party manufacturers for resale.

We conduct research activities in the United States and Belgium and business development activities around the world. In addition to these activities, we actively seek to license intellectual property and technology from academic, government and commercial institutions.

Except for our oligonucleotide, antibody and peptide custom businesses, which are make-to-order businesses, we principally manufacture products for inventory and ship products shortly after the receipt of orders. We do not currently have a significant backlog and do not anticipate we will develop a material backlog in the future. In addition, we rely on third-party manufacturers to supply certain of our raw materials, product components and, in some cases, entire products.

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

We anticipate that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors, including those discussed under “Risk Factors Related to Our Business.” In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales between distributors and our direct sales force. Although we have experienced revenue growth in recent years, there is no assurance that we will be able to sustain such growth or maintain profitability on a quarterly basis.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net sales. Net sales increased $0.6 million, or 5%, to $11.3 million for the three months ended September 30, 2004 from $10.7 million for the three months ended September 30, 2003. Changes in foreign currency exchange rates increased U.S. dollar-denominated net sales by $0.3 million when comparing the three months ended September 30, 2004 with the corresponding period in 2003. The remainder of the increase was due primarily to growth in our assay product sales.

Gross profit. Gross profit increased $0.1 million, or 1%, to $5.7 million for the three months ended September 30, 2004 from $5.6 million for the three months ended September 30, 2003. Our gross profit as a percent of sales of 51% in the third quarter of 2004 decreased from 53% in the comparable quarter of the prior year due primarily to lower margins in our custom businesses.

Sales and marketing. Sales and marketing increased to $2.5 million for the three months ended September 30, 2004 from $2.2 million for the three months ended September 30, 20003. This change was primarily due to increased expenditures for personnel.

General and administrative expenses. General and administrative expenses were $1.7 million for the three months ended September 30, 2004 which was comparable to the 2003 period.

Research and development. Research and development (“R&D”) expenses decreased $0.2 million, to $1.5 million for the three months ended September 30, 2004 from $1.7 million for the three months ended September 30, 2003. The decrease in R&D spending is primarily related to headcount reductions, which is consistent with management’s efforts to align our R&D investments with our core strength of assay development.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for the three months ended September 30, 2004 which was consistent with the comparable 2003 period.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net sales. Net sales increased $2.2 million, or 7%, to $35.5 million for the nine months ended September 30, 2004 from $33.4 million for the nine months ended September 30, 2003. Changes in foreign currency exchange rates increased U.S. dollar-denominated revenues by $1.2 million when comparing the nine months ended September 30, 2004 with the corresponding period in 2003 and accounted for 4% of the 7% increase in sales. The remainder of the increase was due primarily to growth in our assay product sales.

Gross profit. Gross profit increased $0.8 million, or 4%, to $19.0 million for the nine months ended September 30, 2004 from $18.2 million for the nine months ended September 30, 2003. Gross profit as a percent of sales decreased from 55% to 54% during this period. The decrease in gross profit as a percentage of sales was primarily due to changes in the product mix as well as competitive pricing pressures.

Sales and marketing. Sales and marketing expenses were $7.4 million for the nine months ended September 30, 2004 from $7.1 million for the nine months ended September 30, 20003. This change was primarily due to increased expenditures for personnel.

General and administrative expenses. General and administrative expenses increased $1.0 million, or 22%, to $5.7 million for the nine months ended September 30, 2004 from $4.7 million for the nine months ended September 30, 2003. The increase is primarily attributable to increases in payroll and benefits, increases in professional fees for such items as Sarbanes-Oxley compliance efforts and one-time costs incurred in connection with the resignation of our former chief financial officer.

Research and development. R&D costs decreased $1.3 million, or 23%, to $4.2 million for the nine months ended September 30, 2004 from $5.5 million for the nine months ended September 30, 2003. The decrease in R&D spending is primarily related to headcount reductions, which is consistent with management’s efforts to align our R&D investments with our core strength of assay development.

Amortization of intangible assets. Amortization of intangible assets was $0.4 million for the nine months ended September 30, 2004, which was consistent with the comparable 2003 period.

Provision for income taxes. Our effective tax rate for the nine months ended September 30, 2004 and 2003 was 9% and 23%, respectively. We recognized a benefit in our provision for income taxes in the second quarter of 2004 as the Internal Revenue Service concluded an audit of certain tax returns for which we had previously recorded reserves of $0.1 million. We reversed those reserves during the three months ended June 30, 2004 as a result of the favorable outcome of the examination which had the effect of reducing our income tax provision. Excluding the impact of the reversal of this reserve, our effective tax rate for the nine months ended September 30, 2004 would have been approximately 18%.

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

Allowances for Inventory

We review the components of our inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The manufacturing process for antibodies has and may continue to produce quantities substantially in excess of forecasted usage and anticipated antibody sales volumes are highly uncertain and realization of individual product cost may not occur. As a result, we reserve our entire manufactured antibody inventory at 100% of its value. As of September 30, 2004, we had $4,360,000 of manufactured antibodies in our inventory which were fully reserved. We will continue to monitor our antibody inventory and the continued need for this reserve percentage. Additionally, material inventory write-downs can occur if competitive conditions or new product introductions by our customers or us vary from our current expectations.

Goodwill

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of or otherwise exiting businesses, which could result in an impairment of goodwill.

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

Loss Contingencies

We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of the loss. We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. We evaluate, among other factors, the degree of probability of an unfavorable outcome and an estimate of the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When we determine that it is probable that a loss has been incurred and the amount can be reasonably estimated, the effect is recorded promptly in our consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of the existing legal matters will have a material adverse effect on our financial condition or results of operations.

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

The following sections discuss the effects of changes in our balance sheets, cash flows, and contractual commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and cash equivalents. At September 30, 2004, we had cash and cash equivalents aggregating approximately $4.1 million, an increase of approximately $0.8 million from $3.3 million at December 31, 2003. The increase was primarily a result of (a)(i) 2004 operating cash flow of $4.0 million and (ii) proceeds of $0.7 million from the exercise of stock options partially offset by (b)(i) 2004 capital expenditures of $1.3 million and (ii) stock repurchases of $2.5 million.

We expect that cash may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital management, research and development expenses, capital expenditures and stock repurchases.

During the nine months ended September 30, 2004, we received $0.7 million from the exercise of stock options. Proceeds from the exercise of stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Accounts receivable. Accounts receivable increased approximately $0.3 million to $6.6 million at September 30, 2004, from $6.3 million at December 31, 2003. The increase is primarily attributable to increased sales in the final two months for the third quarter ended September 30, 2004 compared to the final two months of fiscal 2003.

Inventories, net. Net inventories decreased approximately $0.7 million to $8.4 million at September 30, 2004, from $9.1 million at December 31, 2003. The decrease is consistent with our goals of reducing the number of day’s inventory on hand.

Prepaid expenses and other current assets. At September 30, 2004, prepaid expenses and other current assets were approximately $1.0 million, an increase of approximately $0.3 million from $0.7 million at December 31, 2003. The increase is primarily related to the renewal of our annual insurance policies during the three months ended June 30, 2004.

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased approximately $0.3 million to $5.9 million as of September 30, 2004 from $5.7 million at December 31, 2003. The increase was primarily a result of accrued severance and other payroll related expenses.

Liquidity and Capital Resource Requirements

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.

	Payments Due By Period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Operating leases	$2,986,000	$1,302,000	$1,543,000	$141,000	$—

In July 2004, we adopted a new stock repurchase program under which we can repurchase up to $10 million of our common stock. Our previous stock repurchase program expired in June 2004. Our Board of Directors believes that the price at which the Company’s common stock is currently trading is not a proper reflection of its long-term value, and that utilizing our excess cash to repurchase our shares, at the discretion of management and when market conditions permit, is a prudent investment. During the six months ended June 30, 2004, we did not repurchase any shares of our common stock. In the third quarter of 2004, we repurchased 390,430 shares for an aggregate purchase price of approximately $2.5 million under the new program.

We have never paid dividends on common stock and have no plans to do so in fiscal 2004.

We expect to be able to meet our future cash and working capital requirements for operations and capital additions through currently available funds and cash generated from operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including future business acquisitions, stock repurchases and levels of research and development expenditures.

Foreign Currency

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars. Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods. This will affect our reported results of operations, and also makes the comparison of our business performance in two periods more difficult. For example, our revenues for the three months ended September 30, 2004, were $11.3 million using applicable foreign currency exchange rates for that period. However, applying the foreign currency exchange rates in effect during the three months ended September 30, 2003, to our non-U.S. revenues for the same period in 2004 would result in $0.3 million less revenue for the 2004 period. These changes in currency exchange rate have affected, and will continue to affect, our reported results, including our revenues, revenue growth rates, gross margins and income or losses as well as assets and liabilities.

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

We historically have sought to increase our sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses. Our historical revenue growth is primarily attributable to our acquisitions and new product development and, to a lesser extent, to increased revenues from our existing products. In the quarter ended December 31, 2003, we adopted a fundamental shift in strategy to focus our time, effort and financial resources on our core strengths producing assay products. We have built a strategic plan to continue to penetrate and increase our market share in the assay market. This strategy focuses our energies on these high margin products and allows us to pull through our complimentary product lines, including our Phospho Site Specific Antibodies, or PSSA’s, sera and media and our custom products, peptides, antibodies and oligonucleotides. However, by focusing heavily on the assay products, we also will lose the benefits of a diversified business including the ability to offset or reduce the effect on the Company of adverse changes specific to the assay products market.

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

Reduction or delays in research and development budgets and in government funding may negatively impact our sales. Industry consolidation also could adversely affect our business.

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

In recent years, the pharmaceutical industry has undergone substantial downsizing and consolidation. This phenomenon could have an adverse effect on the ability of some of our existing customers to compete with larger companies in part because competition for funding may become more centralized and fierce because higher stakes are involved. Additional mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a harmful effect on our business, financial condition and results of operations.

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

We incur significant research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement. There can be no assurance that any of these products or technologies will be successfully developed or that if developed, will be commercially successful. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies. Any failure to translate research and development expenditures into successful new product introductions could have an adverse effect on our business.

Our loss of existing licenses or failure to license new technologies could impair our new product development.

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

In addition, from time to time we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future. After a review of these patents, we may decide to obtain a license for these technologies from these third parties or discontinue the products. There can be no assurance that we will be able to continue to successfully identify new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all. If we lose the rights to patented technology or fail to license technologies important to our new product development, we may need to discontinue selling certain products or redesign our products, and we may lose a competitive advantage. Potential competitors could in-license technologies that we fail to license and potentially erode our market share for certain products. Our licenses typically subject us to various commercialization, sublicensing, minimum payment, and other obligations. If we fail to comply with these requirements, we could lose important rights under a license. In addition, certain rights granted under the license could be lost for reasons out of our control. For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent. We do not always receive significant indemnification from a licensor against third party claims of intellectual property infringement.

We are currently attempting to negotiate several of these licenses and expect that we will attempt negotiate these types of licenses in the future. There can be no assurances that we will be able to negotiate these licenses on favorable terms or at all.

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

The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could materially and adversely affect our business, operating results and financial condition.

Failure to attract and retain qualified scientific or production personnel or loss of key management or key personnel could adversely affect our business.

Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing are critical to our success. We are in a very competitive industry and face significant challenges attracting and retaining this qualified personnel base. Although we believe we have been and will be able to attract and retain these personnel, there can be no assurance that we will be able to continue to successfully attract and retain qualified personnel. In addition, our growth and expansion into areas and activities requiring additional expertise may require the addition of new scientific and production management and the development of additional expertise within existing management. The failure to attract and retain these personnel or, alternatively, to develop this expertise internally could adversely affect our business.

Our success also will continue to depend to a significant extent on the members of our senior management team and other key personnel. We do not maintain “key man” insurance policies regarding any of these individuals. We may not be able to retain the services of our executive officers and key personnel or attract additional qualified members to management in the future. The loss of services of our key management or employees could have a material adverse effect upon our business.

Some of our customers are obtaining products through alternative distribution channels and methods that may adversely impact our results of operations and financial condition.

Certain of our customers have developed purchasing initiatives to reduce the number of vendors they purchase from and to lower their supply costs. In some cases, these customers have established agreements with large distributors who provide volume discounts and in-house purchasing processes and personnel. These agreements may limit the prices we can charge for our products, which could adversely impact our business, financial condition and results of operations. In addition, although we accept and process some orders through our internet website, we also implement sales through a third party internet vendor. Internet sales through third parties will negatively impact our gross margins because we pay commission on these sales. On the other hand, if we do not enter into arrangements with third party e-commerce providers, we may lose customers who prefer to purchase using that method. Our business may be harmed as a result of these web sites or other sales methods which may be developed in the future.

We rely on rapid transport to ship product.

We rely on the timely transport of raw materials and finished products. Any disruption in rapid transportation systems could have an adverse impact on our ability to manufacture and supply products and could accordingly have an adverse effect on our business.

We rely on international sales, which are subject to additional risks, including foreign currency risk.

International sales accounted for approximately 47% and 45% of our revenues in the first nine months of 2004 and 2003, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Our ability to transport goods internationally could be impaired by governmental regulation and loss of key distributors of our products.

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

In the future, in order to expand our business through internal development or acquisitions or to otherwise achieve our long-term objectives, we may need to raise substantial additional funds through equity or debt financings, research and development financings or collaborative relationships. This additional funding may not be available or, if available, may not be available on economically reasonable terms. Further, any additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products. To the extent that additional capital is raise through the sale of equity, or securities convertible into equity, you may experience dilution of your proportionate ownership of us.

We cannot guarantee that future acquisitions will be successful.

We compete for acquisition and expansion opportunities with companies which have significantly greater financial and management resources than us. There can be no assurance that suitable acquisition or investment opportunities will be identified, that any of these transactions can be consummated, or that, if acquired, these new businesses can be integrated successfully and profitably into our operations. These acquisitions and investments may also require a significant allocation of resources, which will reduce our ability to focus on the other portions of our business, including many of the factors listed in the prior risk factor. Even if we are able to integrate our acquired operations, we cannot assure you that we will achieve synergies. Our failure to achieve synergies could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that quarterly comparisons of our financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance. Additionally, if our operating results in one or more quarters do not meet the expectations of securities analysts or others, the price of our common stock could be materially and adversely affected.

Our continued investment in product development and sales and marketing are significant ongoing expenses. If revenue in a particular period falls short of expectations, we may not be able to reduce significantly our expenditures for that period, which would materially and adversely affect the operating results for that period.

We may be unable to protect our trademarks, trade secrets and other intellectual property rights that are important to our business.

We regard our trademarks, trade secrets and other intellectual property as a component of our success. We rely on trademark law and trade secret protection and confidentiality and license agreements with employees, customers, partners and others to protect our intellectual property. Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights in a manner comparable to that in the United States. In addition, our third-party confidentiality agreements might be breached and, if they are, there may not be an adequate remedy available to us. If our trade secrets become known, our competitive position could be materially and adversely impacted.

Litigation could harm our business.

Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry. We are aware that patents have been applied for by, and in some cases issued to, third parties, claiming technologies that are closely related to ours. As a result, and in part due to the ambiguities and evolving nature of intellectual property law, we periodically receive notices of potential infringement of patents held by others. Although to date we have successfully resolved these types of claims, we may not be able to do so in the future.

An intellectual property dispute might result in litigation. This litigation could involve proceedings declared by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties. Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.

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

In addition to intellectual property litigation, other substantial, complex or extended litigation could result in large expenditures by us and distraction of our management. For example, lawsuits by employees, stockholders, collaborators or distributors could be very costly and substantially disrupt our business. Disputes from time to time with companies or individuals are not uncommon in our industry, and we cannot assure you that we will always be able to resolve them out of court. In addition, the negative press generated by litigation against us could adversely affect our business.

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

We face a potential risk of liability claims based on our past, present and future products and services, and we have faced such claims in the past. We carry product liability insurance which is limited in scope and amount but which we believe to be adequate. We cannot assure you, however, that we will be able to maintain this insurance at reasonable cost and on reasonable terms. We also cannot assure that this insurance will be adequate to protect us against a product liability claim, should one arise. If we do not or cannot maintain sufficient liability insurance, our ability to market our products may be significantly impaired. In addition, product liability claims, as well as negative publicity arising out of such claims, could have a material adverse effect on our business, operating results and financial condition.

The labor laws applicable to our employees in Europe may restrict the flexibility of our management.

As of October 29, 2004, 75 of our 265 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium. As a result of Belgian labor laws, we are required to make specified severance payments in the event we terminate a European employee. Accordingly, our management may be limited by the application of the Belgian labor laws in the determination of staffing levels and may have less flexibility in making such determinations than our competitors whose employees are not subject to similar labor laws.

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

Our industry has also seen substantial consolidation in recent years. This consolidation can lead to the creation of companies that have greater financial and intellectual property resources and more extensive experience in research and development, the regulatory approval process, manufacturing and marketing. We may find it to be very difficult to compete if these types of companies are in a better position than we are to seize market opportunities created by technological advances in our industry. In addition, we believe that the success that others have had in our industry will attract new competitors. Some of our current and future competitors also may cooperate to better compete against us. We may not be able to compete effectively against these current or future competitors. Increased competition could result in price reductions for our products, reduced margins and loss of market share, any of which could adversely impact our business, financial condition and results of operations.

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

Risks Associated with Our Common Stock

Our stock price has been volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our common stock to sudden decreases.

Our common stock is quoted on the NASDAQ National Market, and there has been substantial volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including:

•	fluctuations in our quarterly operating and earnings per share results;

•	the gain or loss of significant contracts;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	delays in the development and introduction of new products;

•	acquisitions;

•	legislative or regulatory changes;

•	general trends in the industry;

•	recommendations and/or changes in estimates by equity and market research analysts;

•	biological or medical discoveries;

•	disputes and/or developments concerning intellectual property, including patents and litigation matters;

•	public concern as to the safety of new technologies;

•	sales of common stock of existing holders;

•	securities class action or other litigation;

•	developments in our relationships with current or future customers and suppliers; and

•	general economic conditions, both in the United States and abroad.

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $4.89 to $13.69 per share from January 1, 2001 through October 29, 2004 and from $5.49 to $9.10 per share from January 1, 2004 through October 29, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended September 30, 2004 does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

As of the end of the period covered by this report, there has been no change in our internal control over financial reporting that materially affects, or that is reasonably likely to materially affect, this internal control.

PART II – OTHER INFORMATION

We were not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit No.	Title
31.1	Certificate of Terrance J. Bieker, President and Chief Executive Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Alan I. Edrick, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Terrance J. Bieker and Alan I. Edrick, Chief Executive Officer and Chief Financial Officer, respectively, of BioSource International, Inc. pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K dated July 26, 2004, reporting the issuance of a press release announcing the Company’s financial results for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSOURCE INTERNATIONAL, INC.

November 1, 2004	By:	/s/ Terrance J. Bieker

		Name:	Terrance J. Bieker
		Title:	President and
Chief Executive Officer

November 1, 2004	By:	/s/ Alan I. Edrick

		Name:	Alan I. Edrick
		Title:	Executive Vice President and
Chief Financial Officer