Form 10-K
period 2004-12-31
BIOSOURCE INTERNATIONAL INC
filed 2005-03-23
CIK 860451

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 000-21930

BIOSOURCE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0340829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

542 Flynn Road, Camarillo, California 93012
(Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 987-0086

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Preferred Stock purchase rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No   ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K .   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   ☐          No   ☒

The aggregate market value of the Registrant’s common stock (held by non-affiliates of the Registrant based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) as of March 14, 2005 was $45,801,000.

The number of shares of the Registrant’s common stock outstanding as of March 14, 2005 was 9,729,282.

Documents Incorporated by Reference.

Certain portions of the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders, to be held on May 24, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, projections and assumptions that could cause actual results to differ materially from the results expressed in these statements. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues”, “may”, variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses and other characterizations of future events or circumstances are forward-looking statements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  Among the key factors that have a direct impact on our results of operations are:

•       the risks and other factors described under the caption “Risk Factors” in this Form 10-K;

•       the impact of business combinations, including acquisitions and divestitures, both internally for us and externally, in the biotechnology industry;

•       general economic and business conditions;

•       industry trends;

•                  our assumptions about customer acceptance, overall market penetration and competition from providers of alternative products and services;

•                  our actual funding requirements; and

•       availability, terms and deployment of capital.

In this Form 10-K, unless the context requires otherwise, “Biosource,” “Company,” “we,” “our,” and “us” mean Biosource International, Inc. and its subsidiaries.

PART I

ITEM 1.          BUSINESS

Overview

We manufacture, market and distribute products used worldwide for understanding disease and developing new drug therapies and medical diagnostics.  Our products enable biomedical researchers to better understand disease processes as well as the biochemistry, immunology and cell biology of the human body.  We offer more than 3,000 products that are grouped into the following three categories: Assays (test kits); Biologicals (antibodies and bioactive proteins) and Other (serum, media, oligonucleotides and clinical diagnostics).

We believe that our broad product line, together with a strong scientific research staff and an established trade name, give us a significant presence in the biomedical research market.  We intend to continue our focus on new product development, particularly assay kits, as the driver of our anticipated future growth.  We may also pursue businesses, products and technologies complementary to our current business through acquisitions, licensing or joint ventures.

We were originally incorporated as a California corporation in October 1989, and were reincorporated as a Delaware corporation in May 1993.  Our executive offices are located at 542 Flynn Road, Camarillo, California 93012, and our telephone number at that location is (805) 987-0086.  Our common stock is traded on the Nasdaq National Market under the ticker symbol “BIOI.”  We file reports with the Securities and Exchange Commission (“Commission”). We make available on our website (www.biosource.com) free of charge our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the

Commission. You can also read and copy any materials we file with the Commission at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission, including us.  Information on our website, www.biosource.com, does not constitute part of this annual report.

Industry Overview

The biomedical research industry has made significant advances in the understanding of physiological processes at the cellular and molecular levels.  The sequencing of the human genome has created a more immediate need for methods and products to research and identify thousands of previously unknown proteins that potentially play key roles in cellular function, both normal and diseased.  These proteins are of significant interest to the pharmaceutical industry, since they can be used as the basis of new therapeutic discovery and development.  The core competencies we have developed in molecular and cellular biology, immunology and custom biological services address this need.  Biomedical researchers around the world are in search of specialty research products and services, which are necessary to conduct both basic and clinical research.  This research is conducted in settings that range from university and medical school laboratories to pharmaceutical and biotechnology research and development groups.  The success of this type of research depends upon the availability of high quality biological reagents and services, including the assay kits and related biologicals and serum and media that we develop, manufacture and sell.

Company Growth Strategy

Our core strategy focuses on increasing our internal growth rate through focused investments in research and development and sales and marketing initiatives in the rapidly growing cellular communication pathway markets. Cellular communication pathway markets include both extracellular signaling products (such as cytokines) and intracellular signaling products (such as signal transduction).  We intend to utilize our strong product development capabilities to drive product growth in these markets with particular emphasis on developing and selling assay kits. As a complement to this strategy, we may also pursue businesses, products and technologies synergistic with our current business through acquisitions, licensing or joint ventures.

Products

Although we offer more than 3,000 products, our strategy centers on developing and selling assays and related biologicals.  Assay kits and biologicals are typically sold in higher volume and at a higher gross margin than our other product lines.  In 2004, sales of our assay kits increased approximately 13% and represented approximately 44% of our total sales.  Our goal is to continue to increase this percentage in 2005 and beyond.  We group our products into the following categories:  Assays (test kits), Biologicals (antibodies and bioactive proteins) and Other (serum, media, oligonucleotides and diagnostics).  We begin our Products discussion with biologicals as we believe that an understanding of biologicals is important to understanding our assay products as the biologicals are the key active component of the assay kits.

Biologicals

We define a “biological” as naturally occurring or synthetically produced animal- or human-based nucleic acids and proteins.  Nucleic acids are the basic building blocks of the genetic structure of all living things.  This genetic structure directs the synthesis of proteins.  Proteins control the structure and function of all living organisms.

Biologicals are the essential active components to our assay kits.  These may include monoclonal or polyclonal antibodies, bioactive recombinant proteins, synthetic peptides or synthetic oligonucleotides.  In addition to use in assay test kits, these biologicals are sold individually as a catalog product.  Our expertise in selecting, creating and purifying these biologicals is a differentiating core competency of BioSource, resulting in high levels of sensitivity and specificity in our cellular pathway research products.

Antibodies

Antibodies are used in our assay kits as detector systems in the research of normal and abnormal proteins.  Antibodies are proteins generated by immune cells in response to foreign substances, which are called antigens.  Antibodies have specific amino acid sequences, which cause them to interact only with the antigen that induced their creation.  Antibodies circulate in the blood and assist the body’s immune system by searching out and neutralizing or eliminating antigens.  Antibodies are used as tools by researchers in a variety of applications, including neutralization studies in bioassay systems, as capture and detection molecules for protein quantitation and for cellular differentiation.  Antibodies used in research are generally produced by injecting an antigen into animals, which cause the animals’ immune system to produce an antibody specific to that antigen.  The antibodies derived from animals are mixtures of proteins that bind many different areas of a protein. In many cases this complex mixture or polyclonal antibody may be sufficient for the researcher’s needs. In other cases, a more highly defined antibody can be created through hybridoma technology. Through this process a cancer cell called a myeloma is chemically fused with the spleen cells of the immunized animal. After screening and cell culture, a cell line can be selected that secretes a specific antibody to the protein injected. This cell can live indefinitely in culture and produce a single form of a chemically identical antibody, called a monoclonal antibody. Monoclonal antibodies are preferred for some applications because of their consistency.

In addition to use in our own assay kits, we provide researchers our biological reagents for their internally developed assays and for their specialized instruments.  Our secondary antibodies (conjugated antibodies that react with other species of antibodies) are also commonly sold to researchers and other companies as a component for their test kits.

We also have developed a significant catalog of innovative signal transduction tools that enable customers to more readily understand the complex signals which control cellular processes.  Many of these tools are antibodies that selectively recognize activated or inactivated forms of proteins containing one or more molecules of phosphate at specific sites.  Such an addition of phosphate molecules (phosphorylation) or removal of phosphate molecules (dephosphorylation) control much of the signaling within and between cells.  Diseases such as cancer, heart disease and Alzheimer’s have been shown to be at least in part due to the malfunctioning of key molecules within cells, in many cases due to alterations in their activity through altered phosphorylation.

Bioactive Proteins and Peptides

Proteins, which are chains of amino acids in particular sequences, and their interactions are responsible for all of the biochemical and physical properties of a cell. For example, the genetic information in a bone cell and nerve cell is identical; however, it is the difference in proteins expressed in those cells that define their shape and function.  Proteins take various forms including enzymes, hormones, antibodies, receptors, cytokines and chemokines.  The study of proteins is fundamental to disease research.  Our primary protein products are cytokines, chemokines and kinases.

Cytokines.  The development of an effective immune response involves complex cell-to-cell communications, which are mediated by a group of small, hormone-like, soluble, secreted proteins collectively called ‘cytokines’. Cytokines interact with specialized target receptors on the surface of the cells and stimulate a biological response.  For example, cytokines can activate cells to recognize and eliminate harmful bacteria and viruses.  They carry vital signals to the cell’s genetic machinery that can trigger it to grow or stop growing.  Cytokines also can signal a cell to differentiate, that is, to acquire the features necessary for it to take on more specialized tasks.  Specific cytokines play a key role in stimulating cells surrounding a wound to grow and divide and also in attracting migratory cells to the site.  Some cytokines have a regulatory function while other cytokines exert direct effects of their own.

Cytokines are extracted from natural sources, such as human and animal platelets, white blood cells and lymphatic cells, or are produced through genetic engineering, also known as recombinant DNA technology. In addition to producing human cytokines, we also produce the equivalent proteins from mice, rats, swine and monkeys.  Cytokines coordinate and orchestrate the proper functioning of the immune system.  Cytokines and other similar growth factors and adhesion molecules are instrumental in the body’s defense against cancer, AIDS and other life- threatening disorders.

Chemokines.  Chemokines are specific proteins that regulate the recruitment and activation of white blood cells at sites of inflammation.  Significant interest in chemokines exists due to studies linking chemokines and their receptors to the development of HIV.  In addition, this class of proteins plays a critical role in mediating inflammatory processes involved in trauma, heart disease, diabetes and bone disease.

Kinases.   Kinases are specialized proteins within a cell that catalyze the addition of phosphate to specific sites on specific proteins. This reaction controls the activity and migration of that protein within the cell. Signal transduction proteins, of which the function of only a fraction are fully understood, are expected to play an important role as targets of drug discovery since the irregular functioning of these proteins is involved in most diseases.

Peptides.  Bioactive peptides are subsections of proteins that we chemically synthesize in our laboratories.  Bioactive peptides represent the active or inhibitory regions of a particular protein and are used to study the activity of various proteins and the signal transduction pathways that they activate.  Some bioactive peptides, such as beta amyloid peptides, have been shown to play a major role in the development of Alzheimer’s disease.

Assays

“Assays” or “Assay Kits” are a collection of reagents, buffers, calibrators and active biologicals that are standardized, validated and assembled into a ready-to-use package of products. Researchers use our assay kits to detect and quantitate specific responses in experimental models used to study normal and disease states.   There are numerous hardware and software systems used by researchers to perform these tests.  The majority of these test systems are “open platforms” in that they allow the use of third party providers of assay kits.  We have targeted the open platform market.  The following represent some of our more common assay technologies.

Enzyme-Linked ImmunoSorbent Assay (“ELISA”) test kits.  In a typical ELISA test kit, an antibody that specifically binds a protein of interest is immobilized or “bound” to the plastic surface of the kit’s test plate.  A sample containing the protein of interest is added by the researcher and allowed to react with the bound antibody.  After the plate is washed to remove unbound materials, a second antibody, also specific for the same protein, is added and allowed to react with the bound antigen.  This second antibody is conjugated with a specific enzymatic tag that produces a colored product at the end of the assay.  The amount of color is proportional to the amount of protein present, which can be measured even in minute concentrations, using common laboratory instruments. This method of quantitation has become an integral tool both in research and diagnostic applications as it provides a relatively inexpensive, accurate and rapid method for the quantitation of specific proteins of interest.

Our cytokine ELISA test kits are a combination of cytokine standards, their antibodies and other chemical reagents, and are used to measure the presence or quantity of a particular bioactive protein in serum, plasma or another biological sample.  The quantitation of these cytokines, chemokines and growth factors has been shown to be an excellent way for scientists to determine the functional status of the immune system.  Since many of the current targets of pharmaceutical intervention are designed to modulate the immune system and also play a critical role in many common diseases (cancer, diabetes, cardiovascular disease, neurodegeneration, inflammatory disease), quantitation of these markers as a means for gauging the effectiveness of treatment is becoming increasingly necessary.

Our cytokine ELISA tests produce results in a few hours, compared to days or even weeks with bioassays.  We offer kits for human, mouse, rat, monkey and swine proteins.  The diversity of species is important to allow investigators to establish numerous measurements in pre-clinical animal model systems.  We offer more than 360 types of ELISA kits and we believe we are the leader in sales of rat, monkey and swine cytokine ELISA kits.  The detection of fluctuations in cytokine levels by ELISA tests in an in vitro cell culture experiment of a new drug or in a patient’s serum provide researchers and scientists with valuable information in understanding disease progression, therapy and diagnosis.

More recently, we have expanded our offering of ELISA kits to include a series of kits for measuring protein phosphorylation events involving intracellular signaling proteins. Phosphorylation (addition of a phosphate molecule by an intracellular enzyme called a kinase) of proteins is an important modification that changes the function of the affected proteins.  Cells respond to their environment by turning events that occur on their cell surface into directions to the cell nucleus.  These directions can tell a cell to migrate, grow, divide or differentiate into another cell type or even die.  There is a growing understanding that inappropriate cellular responses as manifested by phosphorylation underlie many diseases.  Thus, understanding the nature and control of these specific signals is critical to the basic understanding of disease and provides targets for modern drug development.  Currently we offer more than 300 individual phosphorylation site-specific antibodies and more than 50 ELISA kits that incorporate a subset of these high-value reagents.

Multiplex test kits.  ELISA kits are designed to measure a single protein.  We also offer alternative methods to allow many proteins to be detected and quantitated simultaneously from a single sample.  This technology is called ‘multiplex’ testing.  The theory of these methods is similar to the ELISA, involving the binding of proteins by specific antibodies.  This platform differs, however, in that the antibodies and assays are developed on separate microbeads or microspots in a well where the final response to a signal can be segregated by instrumentation made for that platform.  We have two types of multiplex test kits.  One type is designed for use in instrument systems manufactured by Luminex Corporation, a third party.  Our multiplex menu for Luminex assays has rapidly expanded to include kits for the measurement of human, mouse and rat cytokines, chemokines, growth factors and signal transduction/cell biology markers.  Our other type of multiplex platform is for signal transduction/cell biology markers and is presented on glass slides.  Both types of our multiplex kits allow for investigators to establish screens for drug targets and inhibitors in cell culture samples or to determine the diagnostic value of a panel of proteins in human serum or plasma samples.  Multiplex kits are growing in popularity because they save the researcher time and labor and because they generate a greater amount of data on much less sample volume.

Other Products

Serum and Media

A significant amount of the disease research our customers pursue is performed in a laboratory on human or animal cells.  These cells function as the disease model.  Serum and media support the growth, maintenance and experimental manipulation of these cell-based disease models.  We have a broad serum and media product line which we manufacture under rigorous quality standards to provide the researcher with a highly consistent, viable and reproducible disease model.  Since our media is manufactured under GMP controls, it can also be used by industry in the manufacturing of their regulated products.

Oligonucleotides

The production of oligonucleotides is a custom service we provide for researchers engaged in molecular biology. An oligonucleotide is a synthesized polymer made up of the same building blocks that form DNA.  Synthetic oligonucleotides have been used in molecular biology for over twenty years, essentially as templates for nucleic acid and protein synthesis, and more recently, as the therapeutic agents for the inhibition of gene expression or as a diagnostic agent to identify disease.  DNA is used by many disciplines in biomedical research in both academic and commercial areas, including molecular biology and cell biology departments of major universities and biomedical companies developing gene therapy products.  These researchers use synthetic oligonucleotides to determine the exact sequence of a gene or to perform experiments leading to the potential development of pharmaceutical drugs.  The primary use of the oligonucleotides we develop and sell is for DNA sequencing and polymerase chain reaction, or PCR, priming.

In DNA sequencing, we synthesize oligonucleotides pursuant to customer specifications, which they use to initiate the process of sequencing a DNA strand.  DNA sequencing is used in a wide range of biomedical research applications to identify the makeup of particular strands of DNA.  In PCR priming, our synthesized oligonucleotides are used by our customers in combination with other reagents to amplify a specific genetic sequence isolated from a cell sample.  PCR is an extremely powerful tool in molecular biology research because it can amplify genetic information from a single copy of DNA or RNA.  Using PCR technology, the presence of the genetic message used to code for the production of protein can be identified, thereby offering numerous possibilities in the detection of genetic disorders, monitoring disease progression and in understanding cellular functions.

Diagnostics

We produce and market radioimmuno-assays (RIAs and ELISAs), which are sold outside of the U.S. to clinical diagnostic laboratories for the measurement of hormones and proteins important in endocrinology.

Customers

We have over 6,000 customers worldwide.  No single customer accounted for more than 10% of our total net sales during any of the last three years.

Research and Development

As a life sciences company with significant internal R&D and manufacturing capability, we strive to produce uniquely capable test kits and related biologicals for cellular communication pathway research in the bio/pharma, government and academic communities.  We have extensive experience in extra cellular signaling research, related to cytokines, chemokines and growth factors.  We expect to continue to leverage this immunological expertise to appropriately expand our product offerings in this area.  We also have extensive experience with intracellular signaling, more commonly known as signal transduction.  Signaling occurs in all cells and tissues in the body and it is therefore critical to normal homeostasis and understanding disease states. Signal transduction is a market that is growing in importance as researchers begin to understand its central role in disease and its significance as targets for drug therapy.  To expand the application of this technology, we have invested in developing assays for use in high-content instrument platforms that address the increasing demand for quantitatively profiling various proteins. These platforms, such as microarrays and Luminex bead assays, enable pharmaceutical and biotechnology companies to realize the opportunities represented by the sequencing of the human genome. These product offerings incorporate our phosphorylation site-specific antibodies and combine our expertise in signal transduction and assay development.

Our current research and development activities are focused in the following areas:

•       Continued development of new signal transduction reagents, assays and platforms for measuring signal transduction proteins.

•       Selective addition of new cytokine, chemokine and growth factors to our existing product offerings.

•       Development of reagents for new detection technologies and assay platforms for the growing high-content screening markets.

•       Strategically aligning with top academic researchers to bring new ideas and products to the commercial marketplace.

As of December 31, 2004, we employed 37 research scientists, 14 of whom hold Ph.D.’s.  Among these professionals are experts in molecular biology, immunology, cell biology and signal transduction.  In particular, their knowledge is fundamental to the development of peptides, oligonucleotides, proteins, antibodies and assay kits. Our research laboratories are located in Camarillo, California; Hopkinton, Massachusetts; and Nivelles, Belgium.  We introduced over 200 new products in 2004.  We spent approximately $5.8 million, $7.0 million and $6.2 million on research and development in 2004, 2003 and 2002, respectively representing approximately 13%, 17% and 17% of net sales in 2004, 2003 and 2002, respectively.

Manufacturing

Our largest production facility is located in our corporate headquarters in Camarillo, California where we manufacture the majority of our assay kits.  We also manufacture antibodies and assay kits at our European facility in Nivelles, Belgium.  We manufacture our line of phosphorylation site- and cleavage site-specific antibodies and related pan antibodies at our Hopkinton, Massachusetts facility. We manufacture our oligonucleotides at our facility in Foster City, California.  Our serum and media products are manufactured at our facility in Rockville, Maryland.  We currently manufacture products for inventory and strive to ship products shortly after receipt of orders.  Accordingly, we have not developed a significant backlog of products and do not anticipate we will develop a material backlog of products in the future.

Labeling, packaging, and shipping are carried out independently at each facility.  We purchase our packaging components from outside suppliers who follow our custom packaging designs.  There are numerous available suppliers for our packaging components.

Sales and Marketing

We sell our products directly and through approximately 80 independent distributors worldwide. We supplement our marketing efforts with appearances at trade shows, advertisements in trade journals and sales brochures. In addition, we sponsor symposiums and educational programs to familiarize researchers with the leading techniques and methods using our products.

We employ approximately 62 sales and marketing professionals worldwide.  The principal markets for our products are in the United States, Western Europe and Japan.  We have a direct sales force strategically located in major metropolitan areas in the United States.  In addition to the United States, we sell directly into Germany, Belgium, Holland, Denmark, Sweden, Norway, Finland and the United Kingdom.  We utilize a network of both exclusive and non-exclusive international distributors that specifically target selected markets in which we do not have direct sales representation.  In 2004 and 2003, distributor sales accounted for approximately 26% and 25% of our net sales, respectively.  We distribute our product catalog to current and selected potential customers.

Our sales people typically hold a minimum of a biological sciences undergraduate degree and undergo training in the nature and application of our products and proven selling techniques.  We believe that by investing in the scientific training of our sales force we are better able to satisfy the needs of researchers and scientists in the biomedical community. Our sales force also is used to provide valuable feedback for product development.  Each representative is responsible for the maintenance of existing accounts as well as the generation of new business. Representatives are paid a base salary and commissions.

Technology Licensing

Many of our existing products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based upon a percentage of the sales of products containing the licensed materials or technology. Although we emphasize our own research and development, we believe our ability to in-license new technology from third parties is and will continue to be critical to our ability to offer new products. Our ability to obtain these in-licenses depends in part on our ability to convince inventors that we will be successful in bringing new products to market which incorporate their technology. Several of our significant licenses or exclusivity rights expire at various times during the next 15 years.

We cannot assure you that we will be able to continue to identify attractive new technologies developed by others. Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on acceptable terms, or at all.  We may not be able to renew some of our existing licenses on favorable terms, or at all. If we lose the rights to patented technology, we may need to discontinue selling certain of our products or redesign our products, and we may lose a competitive advantage. Competitors could in-license technologies that we fail to license and erode our market share for certain products.

Our licenses typically subject us to various economic and commercialization obligations. If we fail to satisfy these requirements we could lose important rights under a license, such as the right to exclusivity in a certain market. In some cases, we could also lose all rights under a license.

Segment Information

We operate primarily in one industry segment, the licensing, development, manufacture, marketing and distribution of biological reagents and assays used in life sciences.  For information regarding the net sales associated with our geographic segments and product groups, see Note 10 of the Notes to the Company’s Consolidated Financial Statements included elsewhere in this filing.

Competition

We are engaged in a segment of the life sciences products industry that is highly competitive.  Our primary competitors include companies such as Techne Corporation, BD BioSciences, Cell Signaling Technologies, Bio-Rad Laboratories, Serologicals Corporation and Invitrogen.  Many of our competitors have been involved in the life sciences industry significantly longer than we have and benefit from greater name recognition.  We believe that a company’s competitive position in our markets is determined by product function, product quality, speed of delivery, technical support, price, breadth of product line and timely product development.  We believe our customers are diverse and place varying degrees of importance on the competitive attributes listed above.  While it is difficult to rank these attributes for all our customers in the aggregate, we believe we are well positioned to compete in each category.  However, many of our competitors have greater resources to devote to research and development, sales and marketing and faster manufacturing and delivery mechanisms and may engage in price cutting measures to achieve leadership in their field.  Acquisitions and collaborations by and among other companies seeking a competitive advantage also affect the competitive environment.  We believe that customers in our markets display a significant amount of loyalty to their initial supplier of a particular product. Therefore, it may be difficult to generate sales to customers who have purchased products from competitors. To the extent we are unable to be the first to develop and supply new products, our competitive position may suffer.

Patents and Trademarks

We currently have and intend to seek further patent protection on certain proprietary technologies.  Although our intent is to protect our interests in select technologies, there is no guarantee that these patents will be granted, or if granted, be effective in fully protecting the use of these technologies.  We also seek to protect our interests by treating certain technologies and know-how as trade secrets and by requiring all employees and contractors to execute invention and assignment agreements with us, which include confidentiality provisions relating to our proprietary information and intellectual property rights.

“PhosphoELISA,” “BGB,” “Messagescreen,” “TAGOImmunologicals,” “Cytoscreen,” “Primescreen,” “Cytosets” and “Cartesian” are unregistered product trademarks used for some of our products, but are only of limited importance to our business.  “Biofluids” is also a registered trademark we acquired as part of our acquisition of Biofluids in December 1998.

We are also a party to license agreements allowing other companies to manufacture products using some of our technology in exchange for royalties and other compensation or benefits. Although we believe our patents and patent rights are valuable, our technical knowledge with respect to manufacturing processes, materials, and product design are also valuable.

Government Regulation

FDA

The majority of our products are sold as research products with the statement “This product is for research use only.  Not for use in diagnostic procedures”.  Research products are not currently required to comply with the lengthy FDA premarket submission requirements process associated with diagnostic or therapeutic products.  In the event we develop products directly for the diagnostic market in the United States, we will be required to obtain FDA clearance prior to selling them.  This clearance, if required, could be time consuming and costly.

Some of our products, however, are used by our customers as raw materials or intermediates in the production of diagnostic products.  As such, our Camarillo, CA facility is licensed by the State of California and registered with the FDA to manufacture our TAGOIMMUNOLOGICALS product line as Analyte Specific Reagents. This registration allows us to market these products to research institutions, in vitro diagnostic manufacturers and clinical laboratories certified to perform high complexity testing.  Our Rockville, MD facility is also registered with the FDA as a manufacturer of Multipurpose Culture Medium which may be used for the growth of cells to obtain test results that provide epidemiological information and aid in the diagnosis of disease. Analyte Specific Reagents and Multipurpose Culture Medium are classified as Class I exempt devices that are manufactured in compliance with the FDA's Quality System Regulation, also known as cGMP. This classification of products is not subject to premarket submission requirements by the FDA.

Other Regulations

We are subject to federal, state, local and foreign environmental laws and regulations, including the U.S. Occupational Safety and Health Act, the U.S. Toxic Substances Control Act, the U.S. Resource Conservation and Recovery Act, and other current and potential future federal, state, or local regulations. Our manufacturing and research and development activities involve the controlled use of hazardous materials, chemicals, and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials.

Our European subsidiary’s clinical products are produced in facilities that have achieved ISO 9001 version EN 13485 certification.  Our clinical diagnostic products carry the CE mark according to the EU directive on in vitro Diagnostics In each of the markets in which we sell through distributors, our distributors are contractually responsible for compliance with the applicable governmental regulations.  In addition, we have a radioactive materials license for our Belgium facility and are subject to adhering to ongoing monitoring.

We are also subject to various federal and state laws pertaining to health care information and privacy and “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product. The U.S. federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

Our present and future business has been and will continue to be subject to various other laws and regulations.

Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

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

Employees

As of December 31, 2004, we had 239 employees, of which 167 were in the U.S. and 72 were at our other international operations. Except for employees at our manufacturing facility in Belgium, none of our employees is represented by a labor union.

Employees of our Belgian subsidiary, BioSource Europe S.A., are represented by two national unions who represent employee interests to the national chemistry industry employer organization.  Since we currently employ over 50 employees at our Belgian facility, we are subject to union representation for safety councils. We consider our current Belgium subsidiary employee and labor relations to be good.

We recognize the importance of environmental responsibility and the need to provide a safe and healthy workplace for our employees by complying with all federal, state, and local laws, rules, and regulations. During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees’ health and safety. We do not expect any significant capital expenditures to comply with environmental, health, or safety regulations in 2005. We believe that our current systems and processes are adequate for current needs.

ITEM 2.          PROPERTIES

We do not own any real property.  Our principal locations, their purposes and the expiration dates for the leases on facilities at those locations are shown in the table below. We have renewal options on many of our leases.

Location	Purpose	Approximate Square Feet	Lease Expiration Dates

Camarillo, California *	Principal offices and corporate headquarters	52,000	2010

Nivelles, Belgium	Headquarters for European operations	40,000	2007

Rockville, Maryland	Serum and media operations	15,000	2009

Hopkinton, Massachusetts	Research and development	10,000	2007

Foster City, CA	Oligonucleotides operations	7,000	2006

* In March 2005, we extended the lease expiration to 2010.

In addition, we lease office and warehouse space ranging from 1,500 square feet to 4,000 square feet for international sales and administrative offices located in the United States and Europe. We believe our facilities are generally adequate for our needs for the foreseeable future and that we will be able to locate additional facilities as needed. In the fourth quarter of 2004, we sold our custom antibodies and peptides business located in Hopkinton, Massachusetts.  As part of this transaction, we guaranteed the facility lease obligations through its expiration in May 2006.

ITEM 3.          LEGAL PROCEEDINGS

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business.  Some of these matters are expected to be covered, at least partly, by insurance. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will materially affect our consolidated financial statements.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS

Name	Age	Position
Terrance J. Bieker	59	President and Chief Executive Officer, Director

Alan I. Edrick	37	Executive Vice President, Chief Financial Officer

Kevin J. Reagan, Ph.D.	53	Executive Vice President, Technical Operations

Terrance J. Bieker, President and Chief Executive Officer, has served as a director and the President and Chief Executive Officer since November 1, 2003.  From April 2003 to October 2003, Mr. Bieker served as Chief Executive Officer of Axya Medical, Inc. a medical device company engaged in the development and sales of orthopedic surgical devices.  From 2000 through 2002, Mr. Bieker served as President and Chief Executive Officer of MedSafe, Inc. a medical regulatory consulting company.  Mr. Bieker was President and CEO of Transufsion Technologies Corporation, a medical device company from 1999 to 2000.  From 1997 to 1999, Mr. Bieker served as Executive Vice President and Chief Operating Officer of Safeskin Corporation, a manufacturer of disposable gloveware.  From 1989 to 1997, Mr. Bieker served as Chairman, CEO and President of Sanofi Diagnostics Pasteur, Inc., a clinical diagnostic division of Sanofi, SA, a French pharmaceutical and healthcare company.  Prior to these appointments, Mr. Bieker served as General Manager of Genetic Systems Corporation.  His early career was with various divisions of American Hospital Supply Corporation.  Mr. Bieker holds a B.S. degree in Economics from the University of Minnesota.

Alan I Edrick joined BioSource in May 2004 as Executive Vice President and Chief Financial Officer.  Prior thereto, from 1998 to February 2004, Mr. Edrick served as Senior Vice President and Chief Financial Officer at North American Scientific, Inc., a leading medical device and specialty pharmaceutical company.  From 1989 to 1998, Mr. Edrick worked at Price Waterhouse LLP in various positions, including Senior Manager, Capital Markets.  Mr. Edrick received his B.A. degree from UCLA and an M.B.A. from the Anderson School at UCLA.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “BIOI.”  The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2004
First Quarter	$8.09	$6.40
Second Quarter	8.50	6.91
Third Quarter	7.50	6.06
Fourth Quarter	7.19	5.61

Year Ended December 31, 2003
First Quarter	$6.95	$5.83
Second Quarter	6.92	5.00
Third Quarter	7.97	6.15
Fourth Quarter	7.87	6.33

On March 14, 2005, the closing sale price of our common stock on the Nasdaq National Market was $6.62.  As of March 14, 2005, there were 309 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not currently anticipate that we will do so in the foreseeable future. We currently anticipate that we will retain all future earnings for use in our business and for repurchases of stock under our stock repurchase program.  Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth certain information regarding our repurchases of our common stock during the fourth quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Aggregate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs

10/1/04 – 10/31/04	4,450	$6.12	4,450	$7,525,172
11/1/04 – 11/30/04	168,440	$6.42	168,440	$6,451,453
12/1/04 – 12/31/04	71,450	$6.56	71,450	$5,986,128

Total	244,340	$6.46	244,340

(1)               These repurchases were made pursuant to a repurchase program for up to $10 million of our common stock which we announced on July 27, 2004. There is no expiration date for this program.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2004 relating to the shares of our common stock that may be issued under existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the 1993 Stock Incentive Plan, the 2000 Non-Qualified Stock Option Plan and the Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	345,224		$5.54	—
Equity compensation plans not approved by security holders	3,018,524	(1)	$7.92	203,570

Total	3,363,748		$8.09	203,570

(1)     Includes 1,287,000 warrants pursuant to a securities purchase agreement dated January 10, 2000 as amended, with Genstar Capital Partners II L.P. and Stargen LLC.  These warrants expire in February 2007.

The 1993 Stock Incentive Plan

The 1993 Stock Incentive Plan (the “1993 Plan”) was approved by the Board of Directors and expired on December 31, 2003. As of December 31, 2004, options covering 345,224 shares of common stock were outstanding under the 1993 Plan.

The 2000 Non-Qualified Stock Option Plan

The 2000 Non-Qualified Stock Option Plan (the “2000 Plan”) is a non-shareholder approved plan that was approved by the Board of Directors in 2000. The Board of Directors has authorized 2,000,000 shares of common stock for issuance under the 2000 Plan. Options are generally granted with an exercise price per share equal to the fair market value at the date of grant. Each option may be subject to vesting. As of December 31, 2004, options covering 1,731,524 shares of common stock were outstanding under the 2000 Plan, 203,570 shares remained available for future option grants and options covering 64,906 shares had been exercised.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

The following tables show BioSource’s selected consolidated financial information for the past five fiscal years. The comparability of the information is affected by a variety of factors, including the adoption of new accounting principles, a divestiture of one of our businesses and repurchases under our stock repurchase programs.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 and stopped amortizing goodwill on that date.   We recognized a $2.5 million charge, net of applicable income taxes, representing the cumulative effect of a change in accounting principle resulting from the adoption of this standard.  Fiscal years prior to 2002 reflect significant goodwill amortization charges.

In 2004 we sold our custom antibody and peptides business. We accounted for the sale of this business as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods prior to the sale to reflect the custom antibodies and peptides business as discontinued operations. To better understand the information in the tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$44,382	$41,259	$37,036	$32,126	$29,399
Cost of goods sold	20,315	19,058	15,325	12,308	10,987
Gross profit	24,067	22,201	21,711	19,818	18,412
Operating expenses:
Sales and marketing	9,557	9,045	8,044	7,054	5,488
General and administrative	7,446	6,582	5,546	6,630	8,849
Research and development	5,785	7,002	6,187	3,986	3,575
Long-lived asset impairment	—	341	—	—	—
Amortization of intangibles	555	575	641	1,098	1,093
Total operating expenses	23,343	23,545	20,418	18,768	19,005

Income (loss) from continuing operations	723	(1,344)	1,293	1,050	(593)
Interest and other income (expense), net	77	(76)	123	460	72
Income (loss) from continuing operations before income taxes and other items	800	(1,420)	1,416	1,510	(521)
Provision (benefit) for income taxes	404	(670)	15	265	(486)
Income (loss) before redeemable preferred stock dividend and beneficial conversion	396	(750)	1,401	1,245	(35)
Redeemable preferred stock dividend and accretion of beneficial conversion feature	—	—	—	—	(3,853)
Income (loss) from continuing operations before other items	396	(750)	1,401	1,245	(3,888)
Discontinued operations, net	(811)	(320)	(6)	(504)	(131)
Cumulative effect of accounting change, net	—	—	(2,447)	—	—

Net income (loss) available to common shareholders	$(415)	$(1,070)	$(1,052)	$741	$(4,019)

Basic earnings (loss) per share
Income (loss) from continuing operations	$.04	$(.08)	$0.14	$.12	$—
Discontinued operations, net	(.08)	(.03)	—	(.05)	(.02)
Accretion of beneficial conversion feature	—	—	—	—	(.45)
Cumulative effect of accounting change, net	—	—	(0.25)	—	—

Basic earnings (loss) per share	$(.04)	$(0.11)	$(0.11)	$.07	$(.47)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$.04	$(.08)	$0.14	$.12	$—
Discontinued operations, net	(.08)	(.03)	—	(.05)	(.02)
Accretion of beneficial conversion feature	—	—	—	—	(.45)
Cumulative effect of accounting change, net	—	—	(0.24)	—	—

Diluted earnings (loss) per share	$(.04)	$(0.11)	$(0.10)	$.07	$(.47)

Shares used to compute per share amounts:
Basic	9,325	9,403	9,787	10,398	8,584

Diluted	9,585	9,403	10,189	10,965	8,584

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)

Consolidated Balance Sheet Data:
Working capital	$15,221	$15,663	$16,596	$19,000	$20,102
Total assets	43,352	44,333	46,506	49,841	50,364
Current liabilities	7,121	6,031	6,793	5,963	6,318
Long-term debt, less current portion	—	—	—	—	—
Total stockholders’ equity	36,231	38,302	39,713	43,878	44,046

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We begin our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) with a discussion of the Critical Accounting Policies that we believe are important to understanding the assumptions and judgments underlying our financial statements.  This is followed by an overview of our business, a discussion of our Results of Operations that begins with an overview followed by a more detailed discussion of our net sales and expenses.  We then provide an analysis of our Liquidity and Capital Resources with a discussion of key aspects of our cash flows, changes in certain balance sheet items and our financial commitments. You should also note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Caution Regarding Forward-Looking Statements” at the end of this Item 7 for important information to consider when evaluating such statements.

You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes. As discussed below, we sold our custom antibodies and peptides business in 2004 and accounted for the sale of this business as discontinued operations. Accordingly, we have reclassified our financial statements for all periods prior to the sale to reflect this business as discontinued operations. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but are not limited to, the accounting for revenue recognition, allowance for doubtful accounts and inventories, long-lived asset impairments, loss contingencies and income taxes. Actual results could differ substantially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

We apply the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. In accordance with SAB No. 104 and 101, the Company recognizes revenue related to product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectibility is reasonably assured.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses and the aging of the accounts receivable. We also make judgments about the collectibility of customer accounts based on ongoing evaluations. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income.

Allowances for Inventory

We review the components of our inventory on a regular basis for excess, obsolete, slow moving and impaired inventory based on age, estimated future usage and sales. In particular, the manufacturing process for antibodies has and may continue to produce quantities substantially in excess of forecasted usage. Anticipated antibody sales volumes are highly uncertain and realization of individual product cost may not occur.  As a result, we reserve our manufactured antibody inventory at 100% of its cost. As of December 31, 2004, we had $4.4 million of manufactured antibodies in our inventory which were fully reserved.  We will continue to monitor our antibody inventory and the continued need for this reserve percentage.  Additionally, material inventory write-downs can occur if competitive conditions or sales forecasts vary from our current expectations or if we discontinue products.

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

Accounting for Stock-Based Incentive Programs

We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted.  In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs.

Income Taxes – Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance

When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We record an additional amount in our provision for income taxes in the period in which we determine that our recorded tax liability is less than we expect the ultimate tax assessment to be. If in a later period we determine that payment of this additional amount is unnecessary, we reverse the liability and recognize a tax benefit in that later period. As a result, our ongoing assessments of the probable outcomes of the audit issues and related tax positions require judgment and can materially increase or decrease our effective tax rate as well as impact our operating results. This also requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we record a corresponding tax expense on our statement of operations.

Our net deferred tax asset at December 31, 2004 was $11.8 million, net of the valuation allowance of $0.1 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

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

Business Overview

We manufacture, market and distribute products used worldwide for understanding disease and developing new drug therapies and medical diagnostics. Our products enable biomedical researchers to better understand disease processes as well as the biochemistry, immunology and cell biology of the human body. We offer a wide variety of products that are grouped into the following three categories: Assays (test kits); Biologicals (antibodies and bioactive proteins) and Other (serum, media, oligonucleotides and clinical diagnostics).

The principal markets for our products include the life sciences research market and the biopharmaceutical production market.  The life sciences research market consists of laboratories generally associated with universities, medical research centers and government institutions as well as biotechnology and pharmaceutical companies.  Life sciences researchers use our products to perform a broad range of experiments in the laboratory.

Our strategy focuses on our core strengths of producing assay products.  These assay products generally are higher margin products and are focused on gaining scientific understanding of both intra and extra-cellular pathways and the impact on those pathways of drugs or disease.  We believe the strong market position of our assay products allows us to more effectively market our complimentary product lines to our existing customers.

We anticipate that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict.  The timing and degree of fluctuation will depend upon several factors, including those discussed under “Risk Factors Related to Our Business.”  In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales between distributors and our direct sales force.  Although we have experienced revenue growth in recent years, there is no assurance that we will be able to sustain such growth or report profits on a quarterly basis.

Results of Operations

Net Sales

The table below and the discussion that follows are based upon the way we analyze our product groups. Prior to the second quarter of 2004, we analyzed our business based on three strategic business units, Cytokines, Signal Transduction and Custom. In the second quarter of 2004, we revised our internal management reporting systems to be consistent with our strategy of focusing on assays, biologicals and other product lines.  See Note 10 to the financial statements for additional information about business segments.

(Dollars in millions)	2002	% of Net Sales	2003	% of Net Sales	2004	% of Net Sales	2002-2003 % Change	2003-2004 % Change
Assays	$14.7	39.7%	$17.6	42.6%	$19.7	44.4%	19.7%	12.0%
Biologicals	9.8	26.5%	10.6	25.7%	11.1	25.0%	8.2%	4.7%
Other	12.5	33.8%	13.1	31.7%	13.6	30.6%	4.8%	3.8%
Total Sales	$37.0		$41.3		$44.4		11.6%	7.5%

2004 compared with 2003.  Net sales increased $3.1 million, or 8%, to $44.4 million for the year ended December 31, 2004 from $41.3 million for the year ended December 31, 2003.  Changes in foreign currency exchange rates increased U.S. dollar-denominated net sales by $1.6 million when comparing the year ended December 31, 2004 with the corresponding period in 2003.  The remainder of the increase was due primarily to growth in our assay product sales which is consistent with our strategy of increasing assays as a percentage of our total sales.  Biologicals and other products sales increased at a more modest rate.

2003 compared with 2002.  Net sales increased $4.3 million, or 12%, to $41.3 million for the year ended December 31, 2003 from $37.0 million for the year ended December 31, 2002.  Changes in foreign currency exchange rates increased U.S. dollar-denominated net sales by $2.1 million when comparing the year ended December 31, 2003 with the corresponding period in 2002.  The remainder of the increase was due primarily to growth in our assay and biologicals sales which was consistent with our strategy of increasing cellular pathways as a percentage of our total sales.  Other products sales increased at a more modest rate.

Gross Profit

2004 compared with 2003. Gross profit increased $1.9 million, or 8%, to $24.1 million for the year ended December 31, 2004 from $22.2 million for the year ended December 31, 2003.  Our gross profit as a percent of sales of 54% in 2004 was consistent with that of 2003.

2003 compared with 2002. Our gross margin was 54% for the year ended December 31, 2003 compared to 59% for the year ended December 31, 2002.  This decrease was primarily due to lower margins in certain ancillary product lines as well as to a significant increase in our inventory reserves.  With our focus increasingly directed on assay kits and the related biological product lines, over 400 non-strategic products were discontinued in 2003 and as a result, we recorded an inventory write-down of approximately $1.3 million in the fourth quarter of 2003.

Operating Expenses

(Dollars in millions)	2002	% of Net Sales	2003	% of Net Sales	2004	% of Net Sales	2002-2003 % Change	2003-2004 % Change
Sales and marketing	$8.0	21.7%	$9.0	21.9%	$9.6	21.5%	12.4%	5.7%
General and administrative	5.6	15.0%	6.6	16.0%	7.4	16.8%	18.7%	13.1%
Research and development	6.2	16.7%	7.0	17.0%	5.8	13.0%	13.2%	(17.4)%
Long lived asset impairment	—	—	0.3	0.8%	—	—	n/a	n/a
Amortization of intangible assets	0.6	1.7%	0.6	1.4%	0.6	1.3%	—	—
Total operating expenses	$20.4	55.1%	$23.5	57.1%	$23.3	52.6%	15.3%	(0.9)%

Sales and marketing.  Sales and marketing expenses as a percentage of sales was relatively consistent in 2004 compared with 2003 and in 2003 compared with 2002.  The increase in dollars was primarily attributable to increased personnel costs associated with additional headcount and associated travel costs.

General and administrative expenses.  General and administrative expenses increased modestly as a percentage of net sales in 2004 compared with 2003 and in 2003 compared with 2002.

2004 compared with 2003.  The $0.8 million increase is primarily attributable to increased personnel costs and professional fees.

2003 compared with 2002.  The $1.0 million increase is primarily due to $0.6 million of severance and hiring expenses related to the resignation of our previous CEO in September 2003 and the hiring of our new CEO in November 2003 and to increases in our reserve for doubtful accounts, travel expenses, consulting, other severance and accounting fees which were partially offset by a decrease in certain benefit and incentive costs.

Research and development.  Research and development (“R&D”) expenses decreased $1.2 million, or 4% of sales, in 2004 compared to 2003.  The decrease in R&D spending is primarily related to headcount reductions, which is consistent with management’s efforts to align our R&D investments with our core strength of assay development.  R&D as a percentage of sales was comparable in 2003 with 2002.

Long lived asset impairment.    We recorded a long-lived asset impairment charge of $0.3 million in 2003 associated with the disposition of certain fixed assets in our oligonucleotide business.

Amortization of intangible assets.   Amortization of intangible assets was $0.6 million for the year ended December 31, 2004 which was consistent with the comparable 2003 and 2002 periods.

Non-Operating Income and Expenses

Income taxes.  Income tax expense related to continuing operations in 2004 was $0.4 million.  In 2003, the income tax benefit was $0.7 million on a pre-tax loss from continuing operations of $(1.4) million.

Discontinued operations.  In December 2004 we sold our wholly owned subsidiaries, Quality Controlled Biochemicals, Inc. and Javelle, Inc., and accounted for the sale as discontinued operations. In accordance with SFAS 144, we have segregated the operating results of this business from continuing operations on our statement of operations for all periods prior to the sale. We recorded a net loss from discontinued operations of $0.8 million in the fourth quarter of fiscal 2004. See Note 3 to the consolidated financial statements.

Cumulative effect of accounting change.  In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) FAS No. 142, “Accounting For Goodwill and Other Intangible Assets.”   FAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be reviewed for impairment in accordance with FAS No. 142.  Effective January 1, 2002, we adopted FAS No. 142 and as such we recognized a $2.5 million charge, net of applicable income taxes, representing the cumulative effect of a change in accounting principle resulting from the adoption of this standard.

Quarterly Results

The following table sets forth summarized quarterly financial data for the years ended December 31, 2003 and 2004 and, in management’s opinion, includes all normal recurring adjustments necessary to present fairly the information for each of the interim periods below.

	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands)

Net sales	$10,177	$10,999	$10,043	$10,039	$11,532	$11,241	$10,660	$10,947
Gross profit	6,136	6,306	5,710	4,049	6,730	6,296	5,663	5,377
Income (loss) from continuing Operations	154	381	25	(1,310)	746	489	107	(946)
Discontinued operations, net	(51)	(56)	(106)	(107)	(38)	(44)	(69)	(660)
Net income (loss)	$103	$325	$(81)	$(1,417)	$708	$445	$38	$(1,606)

Basic earnings (loss) per share from continuing operations	$.02	$.04	$.00	$(.14)	$.08	$.05	$.01	$(.10)
Basic earnings (loss) per share	$.01	$.03	$(.01)	$(.15)	$.08	$.05	$.00	$(.18)

Diluted earnings (loss) per share from continuing operations	$.02	$.04	$.00	$(.14)	$.08	$.05	$.01	$(.10)
Diluted earnings (loss) per share	$.01	$.03	$(.01)	$(.15)	$.07	$.05	$.00	$(.18)

Liquidity and Capital Resources

To date, our short-term liquidity needs have generally consisted of operating capital to finance growth in inventories, trade accounts receivable, new product research and development, capital expenditures, stock repurchases, acquisitions and investments in strategic licensing.  We have satisfied these needs primarily through a combination of cash generated by operations and from private placements of our common stock.

The following sections discuss the effects of changes in our balance sheets and cash flows, and contractual commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and cash equivalents.  At December 31, 2004, we had cash and cash equivalents aggregating approximately $4.2 million, an increase of approximately $0.9 million from $3.3 million at December 31, 2003. The increase was primarily a result of (a)(i) 2004 operating cash flow of $4.7 million (ii) proceeds of $1.4 million from the exercise of stock options and (iii) cash provided by discontinued operations of $0.3 million partially offset by (b)(i) 2004 capital expenditures of $1.6 million and (ii) stock repurchases of $4.0 million.

We expect that cash may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital management, research and development expenses, capital expenditures, stock repurchases and acquisitions.

During the year ended December 31, 2004, we received $1.4 million from the exercise of stock options.  Proceeds from the exercise of stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Accounts receivable.  Accounts receivable increased approximately $0.9 million to $7.2 million at December 31, 2004, from $6.3 million at December 31, 2003.  The increase is primarily attributable to increased sales in the final two months of 2004 compared to the final two months of 2003.

Notes receivable.  Notes receivable relate to the sale of our custom antibodies and peptides business.  The sales price consisted of cash, a bridge loan note and a working capital note.  See Note 3 to the financial statements.

Inventories, net.  Net inventories decreased approximately $1.6 million to $7.5 million at December 31, 2004, from $9.1 million at December 31, 2003.  The decrease is consistent with our goal of reducing the number of day’s inventory on hand.

Accounts payable and accrued expenses.   Accounts payable and accrued expenses increased approximately $0.6 million to $6.2 million as of December 31, 2004 from $5.7 million at December 31, 2003. The increase was primarily a result of accrued severance and other payroll related expenses.

Stock Repurchase Program

In July 2004, we adopted a new stock repurchase program under which we can repurchase up to $10 million of our common stock.  Our previous stock repurchase program expired in June 2004.  During the six months ended June 30, 2004, we did not repurchase any shares of our common stock.  Under the new program, we repurchased approximately 635,000 shares for an aggregate purchase price of $4.0 million in 2004.

Other

We have never paid dividends on our common stock and have no plans to do so in the foreseeable future.

We expect to be able to meet our future cash and working capital requirements for operations and capital expenditures through currently available funds and cash generated from operations.  Our future capital requirements and the adequacy of available funds will depend on many factors, including future business acquisitions, stock repurchases and levels of research and development expenditures.

Contractual Obligations

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.  As of December 31, 2004, the payments due by period are as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$2,746,000	$1,258,000	$1,381,000	$107,000	$—

In the fourth quarter of 2004, we sold our Hopkinton custom manufacturing operations.  As part of this transition, we guaranteed the real estate lease obligations through its expiration in May 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. We are currently evaluating the impact that the adoption of SFAS 123R will have on our consolidated results of operations, financial position and cash flows.

In November 2004, FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB 43, Chapter 4,”(SFAS 151) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” The provisions of this Statement are effective for inventory costs incurred during our fiscal year 2006. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements.

Foreign Currency

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars.  Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods.  This will affect our reported results of operations, and also makes the comparison of our business performance in different periods more difficult.  For example, our sales for the year ended December 31, 2004, were $44.4 million using applicable foreign currency exchange rates for that period.  However, applying the foreign currency exchange rates in effect during the year ended December 31, 2003, to our non-U.S. sales for the same period in 2004 would result in $1.6 million less revenue for the 2004 period.  These changes in currency exchange rate have affected, and will continue to affect, our reported results, including our sales, sales growth rates, gross margins and income or losses as well as assets and liabilities.

RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this report which are incorporated herein by reference before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk.  If any of the following events or outcomes occurs, our business, operating results and financial condition could suffer.  The risks described below are not the only ones we face.  Additional risks not precisely known to us or that we currently deem immaterial may also adversely affect our business.

Risks Related to Our Business

Failure to execute on our long-term strategic plan could impair our business.

We historically have sought to increase our sales and profitability primarily through the acquisition or internal development of new product lines, additional customers and new businesses.  Our historical sales growth is primarily attributable to our acquisitions and new product development and, to a lesser extent, to increased sales from our existing products.  In the fourth quarter ended December 31, 2003, we adopted a fundamental shift in strategy to focus our time, effort and financial resources on our core strengths producing assay products.  We have built a strategic plan to continue to penetrate and increase our market share in the assay market.  This strategy focuses our energies on these high margin products and allows us to simultaneously cross-market our complimentary product lines.  However, by focusing heavily on the assay products, we may lose the benefits of a diversified business including the ability to offset or reduce the effect on the Company of adverse changes specific to the assay products market.

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

Our customers include researchers at pharmaceutical and biotechnology companies, academic institutions and government and private laboratories.  Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products.  Research and development budgets fluctuate due to numerous factors that are outside of our control and are difficult to predict, including changes in available resources, spending priorities and institutional budgetary policies.  Our business could be seriously damaged by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions or government and private laboratories.

A significant portion of our sales has been to researchers, universities, government laboratories and private foundations whose funding is dependent upon grants from government agencies such as the U.S. National Institutes of Health (NIH) and similar domestic and international agencies. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable.  Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals.  Also, government proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other government agencies that fund research and development activities.  A reduction in government funding for the NIH or other government research agencies could seriously damage our business.

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

In recent years, the pharmaceutical industry has undergone substantial downsizing and consolidation.  This could have an adverse effect on the ability of some of our existing customers to compete with larger companies in part because competition for funding may become more centralized and fierce because higher stakes are involved.  Additional mergers or corporate consolidations in the pharmaceutical industry could cause us to lose existing customers and potential future customers, which could have a harmful effect on our business, financial condition and results of operations.

We rely on raw materials and specialized equipment for our manufacturing, which we may not always be able to obtain on favorable terms.

Our manufacturing process relies on the continued availability of high-quality raw materials, including biological materials, and specialized equipment.  It is possible that a change in vendors, or in the quality or price of the raw materials supplied to us, could have an adverse impact on our manufacturing process and, ultimately, on the sale of our finished products.  We have from time to time experienced a disruption in the quality or availability of key raw materials, which has created delays in our ability to fill orders for specific test kits.  This could occur again in the future and could have a detrimental impact on the sale of our products and our results of operations.  For example, the supply of raw fetal bovine serum (“FBS”) is sometimes limited because serum collection tends to be cyclical.  These factors can cause the price of raw FBS to fluctuate.  The profit margins we achieve on finished FBS, one of our major products, have been unstable in the past because of the fluctuations in the price of raw FBS, and any increase in the price could adversely affect those profit margins.  In addition, if we are unable to obtain an adequate supply of FBS, we may lose market share. The availability and price of certain raw materials may be affected by scares or outbreaks of disease or similar health concerns, or perceptions about the materials’ safety, governmental regulation and trade restrictions.  In addition, we rely on highly specialized manufacturing equipment that if damaged or disabled could adversely affect our ability to manufacture our products and therefore negatively impact our business.

Our research and development efforts for new products may be unsuccessful.

We incur significant research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement.  There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful.  In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies.  Any failure to translate research and development expenditures into successful new product introductions could have an adverse effect on our business.

Our loss of existing licenses or failure to license new technologies could impair our new product development.

Our business model of providing products to researchers working on a variety of scientific disciplines requires us to develop a wide spectrum of products.  To generate broad product lines it is advantageous to sometimes license technologies from others rather than relying exclusively on our own internal development efforts.  As a result, we believe our ability to license new technologies from third parties is and will continue to be important to our ability to offer new products.

In addition, from time to time we are notified or become aware of patents held by third parties that are related to technologies we are selling or may sell in the future.  After a review of these patents, we may decide to obtain a license for these technologies from these third parties or discontinue the products.  There can be no assurance that we will be able to continue to successfully identify new technologies developed by others.  Even if we are able to identify new technologies of interest, we may not be able to negotiate a license on favorable terms, or at all.  If we lose the rights to patented technology or fail to license technologies important to our new product development, we may need to discontinue selling certain products or redesign our products, and we may lose a competitive advantage.  Competitors could in-license technologies that we fail to license and potentially erode our market share for certain products.  Our licenses typically subject us to various commercialization, sublicensing, minimum payment, and other obligations.  If we fail to comply with these requirements, we could lose important rights under a license, such as the right to exclusivity in a certain market, or we could lose all rights under a license.  In addition, certain rights granted under the license could be lost for reasons outside of our control.  For example, the licensor could lose patent protection for a number of reasons, including invalidity of the licensed patent.  We do not always receive significant indemnification from a licensor against third party claims of intellectual property infringement.

If we fail to introduce new products or our new products are not accepted by potential customers, we may lose market share.

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

The development, introduction and marketing of innovative products in our rapidly evolving markets will require significant sustained investment.  We cannot assure you that cash from operations or other sources will be sufficient to meet these ongoing requirements.

The expenses or losses associated with unsuccessful product development activities or lack of market acceptance of our new products could materially and adversely affect our business, operating results and financial condition.

Failure to attract and retain qualified scientific or production personnel or loss of key management or key personnel could adversely affect our business.

Recruiting and retaining qualified scientific and production personnel to perform research and development work and product manufacturing are critical to our success.  We are in a very competitive industry and face significant challenges attracting and retaining this qualified personnel base.  Although we believe we have been and will be able to attract and retain these personnel, there can be no assurance that we will be able to continue to successfully attract and retain qualified personnel.  In addition, our growth and expansion into areas and activities requiring additional expertise may require the addition of new scientific and production management and the development of additional expertise within existing management.  Additionally, some measures that we implement during the course of integrating acquired companies and businesses into our operations may be disruptive to some of our key personnel, including those in research and development, and cause them to leave us.  The failure to attract and retain these personnel or, alternatively, to develop this expertise internally could adversely affect our business.

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

Certain of our customers have developed purchasing initiatives to reduce their number of vendors and to lower their supply costs.  In some cases, these customers have established agreements with large distributors who provide volume discounts and in-house purchasing processes and personnel.  These agreements may limit the prices we can charge for our products, which could adversely impact our business, financial condition and results of operations.  In addition, although we accept and process some orders through our internet website, we also implement sales through third party internet vendors.  Internet sales through third parties will negatively impact our operating income because we pay commission on these sales.  However, if we do not enter into arrangements with third party e-commerce providers, we may lose customers who prefer to purchase using that method.  Our business may be harmed as a result of these web sites or other sales methods which may be developed in the future.

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

International sales accounted for approximately 51% and 49% of our net sales in 2004 and 2003, respectively.  International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Our ability to distribute goods internationally could be impaired by governmental regulation and loss of key distributors of our products.

We generate significant revenues from sales outside the United States.  International distribution may be subject to greater governmental regulation in the future.  These regulations, which include requirements for approvals or clearance to market, additional time required for regulatory review and sanctions imposed for violations, as well as the other risks indicated in the items listed in the above paragraph, vary by country.  We may not be able to obtain regulatory approvals in the countries in which we currently sell our products or in countries where we may sell our products in the future.  In addition, we may be required to incur significant costs in obtaining necessary regulatory approvals.  Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in a material reduction in our revenues and earnings.

We also depend on third-party distributors for a significant portion of our international sales.  If we suffer a significant reduction in sales to certain distributors, our business could be materially adversely affected.

Our ability to raise the capital necessary to expand our business or otherwise achieve our long-term objectives is uncertain.

In the future, in order to expand our business through internal development or acquisitions or to otherwise achieve our long-term objectives, we may need to raise substantial additional funds through equity or debt financings, research and development financings or collaborative relationships.  This additional funding may not be available or, if available, may not be available on economically reasonable terms. Further, any additional funding may result in significant dilution to existing stockholders.  If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.  To the extent that additional capital is raised through the sale of equity, or securities convertible into equity, you may experience dilution of your proportionate ownership of us.

We cannot guarantee that future acquisitions will be successful.

We compete for acquisition and expansion opportunities with companies which have significantly greater financial and management resources than us.  There can be no assurance that suitable acquisition or investment opportunities will be identified, that any of these transactions can be consummated, or that, if acquired, these new businesses can be integrated successfully and profitably into our operations.  These acquisitions and investments also may require a significant allocation of resources, which will reduce our ability to focus on the other portions of our business, including many of the factors listed in the prior risk factor.  Even if we are able to integrate our acquired operations, we cannot assure you that we will achieve synergies.  Our failure to achieve synergies could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that quarterly comparisons of our financial results may not necessarily be meaningful and should not be relied upon as an indication of future performance.  Additionally, if our operating results in one or more quarters do not meet the expectations of securities analysts or others, the price of our common stock could be adversely affected.

Our continued investment in product development and sales and marketing are significant ongoing expenses.  If sales in a particular period falls short of expectations, we may not be able to proportionately reduce our expenses for that period, which could materially and adversely affect the operating results for that period.

We may be unable to protect our trademarks, trade secrets and other intellectual property rights that are important to our business.

We regard our trademarks, trade secrets and other intellectual property as a significant component of our success.  We have only one registered trademark and rely on common law trademarks and trade secret protection.  Our common law trademark rights may not be recognized in all countries and the use by third parties of similar trademarks could be confusing and interfere with our rights to use these trademarks.  We also rely upon confidentiality and license agreements with employees, customers, partners and others to protect our intellectual property.  Effective trademark and trade secret protection may not be available in every country in which our products are available. We cannot be certain that we have taken adequate steps to protect our intellectual property, especially in countries where the laws may not protect our rights in a manner comparable to that in the United States.  In addition, our third-party confidentiality agreements might be breached and, if they are, there may not be an adequate remedy available to us.  If our trade secrets become known, our competitive position could be materially and adversely impacted.

Intellectual property litigation and other litigation could harm our business.

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

If a third party were to claim an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities.  Additionally, if our products are found to infringe a third party’s intellectual property, we may be required to pay damages.  Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all.

In addition to intellectual property litigation, other substantial, complex or extended litigation could result in large expenditures by us and distraction of our management.  For example, lawsuits by employees, stockholders, collaborators or distributors could be very costly and substantially disrupt our business.  Disputes from time to time with companies or individuals are not uncommon in our industry, and we cannot assure you that we will always be able to resolve them out of court.  Unexpected results could cause our financial exposure in these matters to exceed stated reserves and insurance, requiring us to allocate additional funds and other resources to address these liabilities.  In addition, the negative press generated by litigation against us could adversely affect our business.

Accidents related to hazardous materials could adversely affect our business.

Portions of our operations require the controlled use of hazardous and radioactive materials.  Although we believe our safety procedures comply with the standards prescribed by federal, state, local and foreign regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated.  In the event of an accident, we could be liable for any damages that result, which could seriously damage our business, results of operations and reputation.

Our sales are subject to seasonality.

We experience a slowing of sales in Europe during the summer months and worldwide during the Christmas holidays.  Generally, our first half revenues are stronger than our second half revenues.  We believe that period to period comparisons of our operating results may not necessarily be reliable indicators of our future performance.

Potential product liability claims could affect our earnings and financial condition.

We face a potential risk of liability claims based on our past, present and future products and services, and we have faced such claims in the past.  We carry product liability insurance which is limited in scope and amount but which we believe to be adequate.  We cannot assure you, however, that we will be able to maintain this insurance at a reasonable cost and on reasonable terms.  We also cannot assure you that this insurance will be adequate to protect us against a product liability claim, should one arise.  If we do not or cannot maintain sufficient liability insurance, our ability to market our products may be significantly impaired.  In addition, product liability claims, as well as negative publicity arising out of such claims, could have a material adverse effect on our business, operating results and financial condition.

The labor laws applicable to our employees in Europe may restrict the flexibility of our management.

As of December 31, 2004, 72 of our 239 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium.  As a result of certain labor laws, we are required to make specified severance payments in the event we terminate a European employee.  Accordingly, we may be limited by the application of the Belgian labor laws in the determination of staffing levels resulting in less flexibility than our competitors whose employees are not subject to similar labor laws.

Risks Associated with Our Industry

The biomedical research products industry is very competitive, and we may be unable to continue to compete effectively in this industry in the future.

We are engaged in a segment of the biomedical research products industry that is highly competitive.  We compete with many other suppliers and new competitors continue to enter the markets.  Many of our competitors, both in the United States and elsewhere, are major chemical and life science companies with substantially greater capital resources, marketing experience, research and development staffs and facilities than we have.  Any of these companies could succeed in developing products that are more effective than the products that we have or may develop and may also be more successful than us in producing and marketing their products.  We expect this competition to continue and intensify in the future. Competition in our markets is primarily driven by:

•                  product performance, features and liability;

•                  price;

•                  timing of product introductions;

•                  ability to develop, maintain and protect proprietary products and technologies;

•                  sales and distribution capabilities;

•                  technical support and service;

•                  brand loyalty; and

•                  breadth of product line.

If a competitor develops superior technology or cost-effective alternatives to our products, our business, financial condition and results of operations could be materially adversely affected.

Our competitors have in the past and may in the future compete by lowering prices.  Our failure to anticipate and respond to price competition could reduce our sales and profits, and may damage our market share.

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

We are subject to government regulation.

Our business is currently subject to regulation, supervision and licensing by federal, state, local and foreign governmental authorities.  Also, from time to time we must expend resources to comply with newly adopted regulations, as well as changes in existing regulations.  If we fail to comply with these regulations, we could be subject to disciplinary actions or administrative enforcement actions.  These actions could result in penalties, including fines.

Risks Associated with Our Common Stock

Our stock price has been volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our common stock to sudden decreases.

Our common stock is quoted on the Nasdaq National Market, and there has been substantial volatility in the market price of our common stock.  The trading price of our common stock has been, and is likely to continue to be, subject to fluctuations due to a variety of factors, including:

•                  fluctuations in our quarterly financial results;

•                  the gain or loss of significant contracts;

•                  loss of key personnel;

•                  announcements of technological innovations or new products by us or by our competitors;

•                  delays in the development and introduction of new products;

•                  acquisitions and dispositions;

•                  legislative or regulatory changes;

•                  general trends in the industry;

•                  recommendations and/or changes in estimates by research analysts;

•                  biological or medical discoveries;

•                  disputes and/or developments concerning intellectual property, including patents and litigation matters;

•                  public concern as to the safety of new technologies;

•                  sales of our common stock by existing holders;

•                  securities class action or other litigation;

•                  developments in our relationships with current or future customers and suppliers; and

•                  general economic conditions, both in the United States and abroad.

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $4.68 to $9.10 per share from January 1, 2002 through December 31, 2004.

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

We are subject to various legal and contractual provisions that may impede a change in our control, including the following:

•                  our stockholders’ rights plan which could result in the significant dilution of the ownership of any entity that engages in an unsolicited attempt to take over the Company; and

•                  the ability of our board of directors to issue additional shares of our preferred stock, which shares may be given superior voting, liquidation, distribution and other rights as compared to our common stock.

These provisions, as well as other provisions in our certificate of incorporation and bylaws under the Delaware General Corporations Law, may make it more difficult for a third party to acquire our company, even if the acquisition attempt was at a premium over the market value of our common stock at that time.

Our principal stockholders and management own a significant percentage of our common stock and will be able to exercise significant influence over our affairs.

Our principal stockholders and management own a significant percentage of our common stock and will be able to exercise significant influence over our affairs.  Accordingly, these stockholders:

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

Some investors favor companies that pay dividends, particularly in general downturns in the stock market.  We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings for funding growth and stock repurchases.  We do not currently anticipate paying cash dividends on our common stock in the foreseeable future.  Because we may not pay dividends, the return on an investment in our common stock likely depends on selling this stock at a profit.

Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements. These forward-looking statements include our statements regarding the following: our belief that we can deliver sales and profit growth; our expectations regarding our product development efforts; our belief that our current real estate leases are sufficient to meet our current and near-term needs; our expectations regarding our use of cash generated in our business; the assumptions underlying our Critical Accounting Policies; our belief that our income tax valuation allowance is sufficient; and our expectation that we may use cash for future acquisitions of technology and businesses and stock repurchases.

We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties include the following: the impact of intense competition in our business; difficulty in developing and introducing new products and services effectively; failure of customers to adopt our new products as expected; difficulties with suppliers and distribution channels;  significant impairment charges due to past acquisitions; and taxing authorities may challenge our tax positions. In addition, the risks and uncertainties that are discussed in this Item 7 under the caption “Risk Factors” may also impact these forward-looking statements. We encourage you to read that section carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of KPMG, LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for each of the three years ended December 31, 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
for each of the three years ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004

Notes to Consolidated Financial Statements

Financial Statement Schedule—Valuation and Qualifying Accounts

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during fiscal 2003 or 2004.

Item 9A.	CONTROLS AND PROCEDURES

An evaluation was carried out by BioSource’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, effective and designed to ensure that material information relating to BioSource and its consolidated subsidiaries would be made known to them by others within these entities. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 identified in connection with the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Other than “Executive Officers of the Company” which is set forth at the end of Part I of this Form 10-K, the information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Information regarding our Audit Committee and designated “audit committee financial experts,” is incorporated herein by reference to the Company’s 2005 proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

Our Code of Ethical Conduct (the “Code of Conduct”) requires all employees, directors and officers, including our Chief Executive Officer and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work.  The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest.  The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting.  The Code of Conduct is available on our website at www.biosource.com.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to information under the caption “Executive Compensation” of the Company's proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuances Under Equity Compensation Plans” of the Company's proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained under the caption “Employment Agreements” of the Company's proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this item is incorporated herein by reference to information under the caption “Independent Registered Public Accounting Firm” of the Company's proxy statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this report is filed.

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Financial Statements and Financial Statement Schedule

(a)(1)	The financial statements listed below are included as part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the three years ended December 31, 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the three years ended December 31, 2004
Consolidated Statements of Cash Flows for the three years ended December 31, 2004
Notes to Consolidated Financial Statements

(a)(2)	Consolidated Financial Statement Schedules:
Financial Statement Schedule—Valuation and Qualifying Accounts
All other schedules are omitted because the required information is not present or required.

(a)(3)	Exhibits
The following exhibits are filed as part of this Annual Report or Form 10-K.

Exhibit Number	Description

3.1	Certificate of Incorporation of Registrant (1).

3.2	Bylaws of Registrant (1).

4.1	Specimen Stock Certificate of Common Stock of Registrant (1).

4.2	Certificate of Designation of Series A Preferred Stock (9).

4.3	Certificate of Designation of Series B Preferred Stock (11).

4.4	Rights Agreement, dated as of February 25, 1999, between Registrant and U.S. Stock Transfer and Trust Corporation, as Rights Agent (9).

4.5	Amendment to Rights Agreement, dated as of January 10, 2000, between Registrant and U.S. Stock Transfer and Trust Corporation (13).

4.6	Second Amendment to Rights Agreement, dated September 28, 2000, between Registrant and U.S. Stock Transfer and Trust Corporation (13).

4.7	Form of Right Certificate (9).

4.8	Summary of Share Purchase Rights (9).

4.9	Investor Rights Agreement dated February 15, 2000, by and among Registrant, Genstar Partners II, L.P. and Stargen II LLC (12).

4.10	Amendment to Investor Rights Agreement dated September 18, 2000, among Registrant, Genstar Capital Partners II, L.P., Stargen II LLC, Russell D. Hays and George Uveges (13).

4.11

Second Amendment to Investor Rights Agreement, dated September 28, 2000, among Registrant, Genstar Capital Partners II, L.P., Stargen II LLC, Russell D. Hays, George Uveges, Jean-Pierre Conte, Richard Hoskins, Richard Paterson and Robert Weltman (13).

4.12	Warrant to Purchase Common Stock of Registrant issued to Genstar Capital Partners II, L.P. on February 15, 2000 (12).

4.13	Warrant to Purchase Common Stock of Registrant issued to Stargen II LLC on February 15, 2000 (12).

10.1	Registrant’s 1993 Stock Incentive Plan (4).

10.2	Licensing Agreement dated May 1, 1990, by and between TAGO, Inc., as licensee, and St. Jude’s Children’s Hospital, as licenser (1).

10.3	License Agreement dated February 14, 1991, by and between Registrant and Schering Corporation (1).

10.4	License Agreement dated October 1, 1993, by and between Registrant, as licensee, and Schering Corporation, as licensor (2).

10.5	Separation and Consulting Agreement between Registrant and James H. Chamberlain dated September 19, 2000 (15).

Exhibit Number	Description

10.6	License Agreement dated February 7, 1994, by and between Registrant, as licensee and Fundacio Clinic (4).

10.7	Form of Indemnification Agreement for Directors and Executive Officers (6).

10.8	List of Indemnities relating to Form of Indemnification Agreement previously filed as Exhibit 10 (16).

10.9	Registrant’s Employee Stock Purchase Plan (7).

10.10	Securities Purchase Agreement dated January 10, 2000, by and among Registrant, Genstar Capital Partners II, L. P. and Stargen II LLC (15).

10.11	Securities Purchase Agreement, effective as of August 9, 2000, between the Registrant and Genstar Capital Partners II, L.P. (13).

10.12

Amendment to Securities Purchase Agreement, dated as of September 28, 2000, among the Registrant, Genstar Capital Partners II, L.P., Jean-Pierre Conte, Richard Hoskins, Richard Paterson and Robert Weltman (13).

10.13	Securities Purchase Agreement, effective as of August 9, 2000, between the Registrant and Russell D. Hays (13).

10.14	Securities Purchase Agreement, effective as of September 5, 2000, between the Registrant and George Uveges (13).

10.15	Letter agreement regarding employment, dated August 2, 2000, between Registrant and Russell D. Hays (15).

10.16	Amendment to letter agreement regarding employment, dated September 18, 2000, between Registrant and Russell D. Hays (15).

10.17	Letter agreement regarding employment, dated August 18, 2000 between Registrant and George Uveges (15).

10.18	Amendment to letter agreement regarding employment, dated September 18, 2000, between Registrant and George Uveges (15).

10.19	Registrant’s 2000 Non-Qualified Stock Option Plan (14).

10.20	Lease Agreement for 542 Flynn Road, dated March 7, 2000, between Registrant and Lincoln Ventura Technology Center (15).

10.21	Executive Employment Agreement between Registrant and Leonard M. Hendrickson, dated September 24, 2001 (16).

10.22	Separation and Release Agreement dated as of September 29, 2003, between Registrant and Leonard Hendrickson (17).

10.23	Executive Employment Agreement between Registrant and Terrance J. Bieker, dated as of October 8, 2003 (17).

10.24	Executive Employment Agreement between Registrant and Alan I. Edrick, dated as of May 10, 2004 (18).

Exhibit Number	Description

10.25	Executive Employment Agreement between Registrant and Kevin J. Reagan Ph.D. dated as of February 15, 2004 (19).

21.0	Subsidiaries of the Company

	Name	State/Country of Incorporation
	Keystone Laboratories, Inc	California
	BioSource Europe S.A	Belgium
	BioSource B.V.	Holland
	BioSource GmbH	Germany
	BioSource U.K., Ltd...	U.K.

23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.

31.1	Certificate of Terrance J. Bieker, Chief Executive Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Alan I. Edrick, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Terrance J. Bieker, Chief Executive Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

(1)   Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on October 22, 1992, as amended.

(2)   Incorporated by reference to the Company’s Form 10KSB for the year ended December 31, 1992.

(3)   Incorporated by reference to the Company’s Form 10KSB for the year ended December 31, 1993.

(4)   Incorporated by reference to the Company’s Form 10KSB for the year ended December 31, 1994.

(5)   Incorporated by reference to the Company’s Form 10KSB for the year ended December 31, 1995.

(6)   Incorporated by reference to the Company’s Registration Statement on Form SB-2 (SEC No. 333-3336) as filed with the Securities and Exchange Commission on May 31, 1996, as amended.

(7)   Incorporated by reference to the Company’s Registration Statement on Form S-8 (SEC No. 33-91838) as filed with the Securities and Exchange Commission on May 4, 1995.

(8)   Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 19, 1999.

(9)   Incorporated by reference to the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on March 1, 1999.

(10) Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998.

(11) Incorporated by reference to the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 16, 2000.

(12) Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on March 22, 2000.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2000, and as amended on October 31, 2000.

(14) Incorporated by reference to the Company’s definitive proxy statement as filed with the Securities and Exchange Commission on May 16, 2000.

(15) Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2000.

(16) Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2001.

(17) Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003.

(18) Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004.

(19) Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(b) Current Reports on Form 8-K:

Form 8-K furnished October 22, 2004—The Company issued a press release regarding its financial results for its third fiscal quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BioSource International, Inc

Date: March 18, 2005	By:	/s/ Terrance J. Bieker
Terrance J. Bieker
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2005	By:	/s/ Alan I. Edrick
Alan I. Edrick
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Terrance J. Bieker and Alan I. Edrick, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/	Terrance J. Bieker	President, Chief Executive	March 18, 2005
	Terrance J. Bieker	Officer and Director

/s/	David J. Moffa, Ph.D.	Director	March 18, 2005
David J. Moffa, Ph.D.

/s/	John R. Overturf, Jr.	Director	March 18, 2005
John R. Overturf, Jr.

/s/	Jean-Pierre L. Conte	Director	March 18, 2005
Jean-Pierre L. Conte

/s/	Robert J. Weltman	Director	March 18, 2005
Robert J. Weltman

/s/	John L. Zabriskie Ph.D.	Director	March 18, 2005
John L. Zabriskie Ph.D

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioSource International, Inc.:

We have audited the consolidated financial statements of BioSource International, Inc. and subsidiaries as listed in the accompanying index.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioSource International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

KPMG LLP

Los Angeles, California

February 25, 2005

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except par value)

	December 31,
	2004	2003

Assets

Current assets
Cash and cash equivalents	$4,210	$3,297
Accounts receivable less allowance for doubtful accounts of $255 at December 31, 2004 and $258 at December 31, 2003	7,165	6,308
Inventories, net	7,535	9,074
Notes receivable	544	—
Deferred income taxes	1,947	2,363
Prepaid expenses and other current assets	941	652

Total current assets	22,342	21,694

Property and equipment, net	5,241	6,235
Acquired intangible assets, net	4,946	5,500
Goodwill, net	307	307
Deferred income taxes, net	9,865	10,078
Other assets	651	519

Total assets	$43,352	$44,333

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,358	$2,451
Accrued expenses	3,891	3,227
Deferred revenue	410	249
Income taxes payable	462	104

Total current liabilities	7,121	6,031

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 20,000,000 shares authorized; 9,708,860 and 9,376,860 shares issued and outstanding as of December 31, 2004 and 2003, respectively	10	9
Additional paid-in capital	44,361	42,633
Treasury stock, at cost; 634,770 shares	(4,046)	—
Accumulated deficit	(4,867)	(4,452)
Accumulated other comprehensive income	773	112

Total stockholders’ equity	36,231	38,302

Total liabilities and stockholders’ equity	$43,352	$44,333

The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002

Net sales	$44,382	$41,259	$37,036

Cost of goods sold	20,315	19,058	15,325

Gross profit	24,067	22,201	21,711

Operating expenses:
Sales and marketing	9,557	9,045	8,044
General and administrative	7,446	6,582	5,546
Research and development	5,786	7,002	6,187
Long-lived asset impairment	—	341	—
Amortization of intangible assets	555	575	641
Total operating expenses	23,344	23,545	20,418

Income (loss) from continuing operations	723	(1,344)	1,293

Interest and other income (expense), net	77	(76)	123

Income (loss) from continuing operations before income taxes and other items	800	(1,420)	1,416

Provision (benefit) for income taxes	404	(670)	15

Income (loss) from continuing operations before other items	396	(750)	1,401

Discontinued operations, net	(811)	(320)	(6)
Cumulative effect of accounting change, net	—	—	(2,447)

Net loss	$(415)	$(1,070)	$(1,052)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.08)	$0.14
Discontinued operations, net	(0.08)	(0.03)	—
Cumulative effect of changes in accounting principles, net	—	—	(0.25)

Basic earnings (loss) per share	$(0.04)	$(0.11)	$(0.11)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.08)	$0.14
Discontinued operations, net	(0.08)	(0.03)	—
Cumulative effect of changes in accounting principles, net	—	—	(0.24)

Diluted earnings (loss) per share	$(0.04)	$(0.11)	$(0.10)

Shares used in per share calculations:
Basic	9,325	9,403	9,787

Diluted	9,585	9,403	10,189

The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Three Years ended December 31, 2004

(Amounts in thousands)

	Common stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	10,354	$10	$48,761	—	$(2,330)	$(2,563)	$43,878

Exercise of stock options	105	—	291		—	—	291
Comprehensive income:
Net loss	—	—	—	—	(1,052)	—	(1,052)
Translation adjustment	—	—	—	—	—	1,148	1,148
Total comprehensive income	—	—	—	—	—	—	96
Purchase of treasury stock	(782)	—	(4,608)	—	—	—	(4,608)
Income tax benefit from exercise of stock options	—	—	56	—	—	—	56
Balance at December 31, 2002	9,677	10	44,500		(3,382)	(1,415)	39,713

Exercise of stock options	358	—	1,075	—	—	—	1,075
Comprehensive income:
Net loss	—	—	—	—	(1,070)	—	(1,070)
Translation adjustment	—	—	—	—	—	1,527	1,527
Total comprehensive income	—	—	—	—	—	—	457
Purchase of treasury stock	(658)	(1)	(3,480)		—	—	(3,481)
Income tax benefit from exercise of stock options	—	—	538	—	—	—	538
Balance at December 31, 2003	9,377	9	42,633	—	(4,452)	112	38,302

Exercise of stock options	332	1	1,419	—	—	—	1,420
Comprehensive income:
Net loss	—	—	—	—	(415)	—	(415)
Translation adjustment	—	—	—	—	—	661	661
Total comprehensive income	—	—	—	—	—	—	246
Purchase of treasury stock	—	—	—	(4,046)	—	—	(4,046)
Income tax benefit from exercise of stock options	—	—	309	—	—	—	309
Balance at December 31, 2004	9,709	$10	$44,361	$(4,046)	$(4,867)	$773	$36,231

The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss) from continuing operations	$396	$(750)	$(1,046)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,362	2,240	2,006
Long-lived asset impairment	—	341	—
Income tax benefit from the exercise of stock options	309	538	56
Cumulative effect of accounting change	—	—	4,629
Deferred income taxes	244	(1,548)	(1,774)
Net loss on divestiture of business	85	—	—
Changes in operating assets and liabilities:
Accounts receivable	(339)	428	379
Issuance of notes receivables	(544)	—	—
Inventories, net	1,732	532	(1,024)
Prepaid expenses and other assets	(127)	(67)	(19)
Accounts payable	(206)	(773)	467
Accrued expenses	507	57	(79)
Deferred revenue	113	(170)	31
Income taxes payable	126	7	(405)

Net cash provided by operating activities	4,658	835	3,221

Cash flows from investing activities:
Capital expenditures	(1,584)	(1,307)	(2,663)
Proceeds from sale of equipment	—	253	—

Net cash used in investing activities	(1,584)	(1,054)	(2,663)

Cash flows from financing activities:
Purchases of common stock as treasury stock	(4,046)	(3,481)	(4,608)
Proceeds from exercise of stock options and stock purchase plan	1,420	1,075	291

Net cash used in financing activities	(2,626)	(2,406)	(4,317)

Net cash provided by (used in) discontinued operations	285	(266)	(290)

Effect of exchange rate changes on cash and cash equivalents	180	247	519

Net increase (decrease) in cash and cash equivalents	913	(2,644)	(3,530)

Cash and cash equivalents at beginning of period	3,297	5,941	9,471

Cash and cash equivalents at end of period	$4,210	$3,297	$5,941

Supplementary disclosure of cash flows information:
Cash paid for income taxes	$607	$738	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business

BioSource International, Inc. and subsidiaries (BioSource or the Company), develops, manufactures, markets and distributes products used worldwide in disease related biomedical research and clinical diagnostics, principally in the fields of immunology and molecular biology.  Our products include assay test kits, clinical diagnostic kits, bioactive proteins, antibodies, bioactive peptides, oligonucleotides, serum, media and related products. These products enable biomedical researchers to better understand the biochemistry, immunology and cell biology of the human body.

Basis of Presentation

The consolidated financial statements include the accounts of BioSource International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts previously reported in our financial statements have been reclassified to conform to the current presentation. As discussed in Note 3, the December 2004 sale of the custom antibodies and peptides business was accounted for as discontinued operations. Accordingly, the financial statements have been reclassified for all periods prior to the sale to reflect this business as discontinued operations. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, long-lived asset impairments, loss contingencies and income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with maturities of three months or less at date of purchase.

Fair Value of Financial Instruments

Our financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable, and notes receivable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).  Reserves are provided for excess, obsolete, slow-moving and impaired inventory based on age, future usage and sales.  Manufactured antibodies are fully reserved.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets which generally range from three to ten years.  Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.  Repair and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price of net tangible and intangible assets acquired exceeds their fair value.  In 2002 the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill is evaluated for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and is then compared to the “implied fair value” of the goodwill to its carrying amount to determine the impairment loss, if any.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, significant negative industry or economic trends. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The recoverability of long-lived and intangible assets is assessed by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.

Advertising, Marketing and Promotion Costs

For the years ended December 31, 2004 and 2003, the Company capitalized its catalog production costs and expensed such costs evenly throughout the period of benefit.  Prior thereto, the Company expensed catalog production costs as incurred, which was primarily in the first quarter of its fiscal year.  During 2002, and after production of the 2002 catalog, the Company put substantial effort into increasing the number of customers in its customer database increasing its dependence on its catalog to attract more customers.  As a result, the Company believes that its 2003 and 2004 catalogs are a direct response advertisement, the primary purpose of which is to elicit sales to customers who respond specifically to the catalog resulting in probable future economic benefit.  Accordingly, beginning in 2003, the Company capitalized its catalog production costs and expensed these costs throughout the period of benefit in accordance with the AICPA’s Statement of Position 93-07.  For the years ended December 31, 2004, 2003 and 2002, the Company recorded approximately $634,000, $560,000 and $529,000 of catalog costs expense, respectively.

License Agreements

License agreements are recorded at cost and are amortized using the straight-line method over the shorter of the estimated useful lives of the license or the license term.  These costs are included with other assets in the consolidated balance sheets.  Accumulated amortization at December 31, 2004 and 2003 was approximately $253,000 and $447,000, respectively.

Revenue Recognition

The Company sells catalog and custom products directly to end users and distributors and recognizes revenue upon transfer of title to the customer, which occurs upon shipment.  Certain customers prepay for product and request shipment of the product at future dates for which the Company records deferred revenue until such time as a product is shipped to the customer.  The Company’s distribution agreements do not provide a general right of return.

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

The Company has not provided U.S. federal or foreign withholding taxes on foreign subsidiary undistributed earnings as of December 31, 2004, because such earnings are intended to be permanently invested.  It is not practicable to determine the U.S. Federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the consolidated statements of stockholders equity.

Concentrations of Credit Risk

Our cash, cash equivalents, marketable securities and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and marketable securities are deposited with financial institutions that the Company believes are of high credit quality.  Accounts receivables are derived from revenue earned from customers located primarily in the United States, Europe and the Asia-Pacific region.  For the three years ended December 31, 2004, no single customer accounted for more than 10% of total net sales. At December 31, 2004 and 2003 no single customer accounted for more than 10% of accounts receivable.

The Company sells its products to end-users and through distributors.  An allowance for doubtful accounts is maintained based upon historical collections performance and knowledge of the customer.  If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, an adjustment to bad debt expense is recorded in the period in which the difference occurs.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiary, whose functional currency is Euros, are translated at the rate of exchange at the balance sheet date, and related revenues and expenses are translated, in general, at the average exchange rate in effect during the period.  Resulting translation adjustments are recorded as a component of stockholders’ equity.  Gains and losses from foreign currency transactions are included in net income.

Per Share Computations

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted income or loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method. During periods in which the Company reports a discontinued operation, extraordinary item, or the cumulative effect of an accounting change, income from continuing operations is used to determine whether potential common shares are dilutive or antidilutive.

The Company’s diluted net income (loss) per share computations for fiscal 2004, 2003 and 2002 included 0.3 million, 0.0 million and 0.4 million potential common shares. The diluted net income (loss) per share computations for these periods did not include the effect of options to purchase 1.1 million, 0.9 million and 1.0 million shares of common stock because the option exercise prices were greater than the average market price of the Company’s common stock.  In addition, warrants to purchase 1.3 million shares were excluded from each period as the warrant exercise prices were also greater than the average market price of the Company’s common stock.

Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended. To determine the pro forma impact of applying SFAS 123, the Company estimates the fair value of options using the Black-Scholes option valuation model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including the expected stock price volatility. The Company’s stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. Assumptions used for the valuation model are set forth below.

	2004	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	3.0%	3.8%
Expected volatility	45.1%	64.3%	72.3%
Expected life (years)	4.1	4.7	5.2

The weighted average fair value of stock options granted during 2004, 2003 and 2002 was $2.56, $3.19, and $3.72, respectively, on the date of grant using the Black-Scholes option-pricing model.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.  The pro forma stock based incentive expense has no impact on the Company’s cash flow.  In the future, the Company may elect or be required to use a different valuation model which could result in a significantly different impact on the Company’s pro forma net income (loss).

	2004	2003	2002
	(in thousands, except per share data)

Net loss:
As reported	$(415)	$(1,070)	$(1,052)

Add: Stock-based compensation, included in reported net loss	—	—	—
Less: Stock-based employee compensation expense determined under fair value method, net of tax	(895)	(959)	(1,954)
Pro forma net loss	$(1,310)	$(2,029)	$(3,006)

Net income (loss) per share from continuing operations:

Basic – as reported	$(0.04)	$(0.11)	$(0.11)
Basic – pro forma	$(0.14)	$(0.22)	$(0.31)
Diluted – as reported	$(0.04)	$(0.11)	$(0.10)
Diluted – pro forma	$(0.14)	$(0.22)	$(0.30)

Note 2 – Inventories

Inventories are summarized as follows (in thousands):

	December 31,
	2004	2003

Raw materials	$2,240	$3,193
Work in process	563	455
Finished goods	4,732	5,426

	$7,535	$9,074

Note 3 – Notes Receivable

In December 2004, the Company sold all of the outstanding stock of its wholly owned subsidiaries, Quality Controlled Biochemicals, Inc. and Javelle, Inc (together “QCB”), which operated the Company’s custom antibodies and peptides business for approximately $0.8 million consisting of $0.2 million in cash consideration, a bridge loan for $0.5 million and a short-term working capital loan for up to $0.2 million.  As of December 31, 2004 the notes receivable totaled $544,000.  In February 2005, the bridge loan including accrued interest was paid off.  The Company advanced an additional $150,000 on the working capital loan in the first two months of 2005.  The working capital loan is due March 31, 2005.  In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company accounted for the sale as discontinued operations. QCB’s operating results and cash flows have therefore been segregated from continuing operations on the statements of operations and statements of cash flows for all periods prior to the sale. Net sales for these subsidiaries were $2.7 million, $2.8 million, and $3.0 million in fiscal 2004, 2003 and 2002 respectively.  Discontinued operations are summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Loss before income taxes	$(266)	$(534)	$(10)
Loss on sale	(85)	—	—
Income taxes (benefit)	460	(214)	(4)
Discontinued operations, net	$(811)	$(320)	$(6)

Note 4 – Property and Equipment

Property and equipment, at cost, is summarized as follows (in thousands):

	December 31,
	2004	2003

Machinery and equipment	$8,781	$9,225
Office furniture and equipment	4,555	4,270
Leasehold improvements	1,921	1,874
	15,257	15,369
Less accumulated depreciation and amortization	(10,016)	(9,134)

	$5,241	$6,235

Note 5 – Goodwill and Acquired Intangible Assets

As discussed in Note 1, the Company adopted SFAS 142 on January 1, 2002.

The pro forma effects of implementation of SFAS 142 to prior periods would be as follows: (amounts in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002

Net income (loss), as reported	$(415)	$(1,070)	$(1,052)
Impairment charge, net of tax	—	—	2,447
Goodwill amortization, net of tax	—	—	—
Adjusted net income (loss)	$(415)	$(1,070)	$1,395

Basic earnings (loss) per share:
As reported	$(0.04)	$(0.11)	$(0.11)
As adjusted	$(0.04)	$(0.11)	$0.14

Diluted earnings (loss) per share:
As reported	$(0.04)	$(0.11)	$(0.10)
As adjusted	$(0.04)	$(0.11)	$0.14

The components of acquired intangible assets are as follows (in thousands):

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Developed Technology	$7,656	$(3,105)	$4,551	$7,656	$(2,597)	$5,059
Core technology	665	(270)	395	665	(225)	440
Tradename	257	(257)	—	257	(256)	1
Total	$8,578	$(3,632)	$4,946	$8,578	$(3,078)	$5,550

The Company’s acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed and core technologies—fifteen years; tradenames five years.

At December 31, 2004, the estimated future amortization expense of acquired intangible assets is as follows (in thousands): 2005 - $555; 2006 - $555; 2007 - $555; 2008 - $555; 2009 - $555; and an aggregate of $2,171 thereafter.

Note 6 – Stockholders Equity

Treasury Stock

In July 2004, the Company adopted a new stock repurchase program under which it can repurchase up to $10 million of common stock.  The previous stock repurchase program expired in June 2004.  During the year ended December 31, 2004, the Company repurchased approximately 635,000 shares for an aggregate purchase price of approximately $4.0 million.

Stockholder Rights Plan

The Company adopted a stockholders’ rights plan to protect the Company and its stockholders from any unsolicited acquisition attempts.  The rights plan has no immediate dilutive effect and does not diminish the Company’s ability to accept an offer to purchase the Company that is approved by the board of directors.  The stockholder rights plan was implemented through a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock outstanding on March 2, 1999.  Each right entitles stockholders to buy one one-thousandth of a share of Series A preferred stock at an exercise price of $24.50.  The rights become exercisable (with certain limited exceptions provided in the rights agreement) following the 10th day after: (a) a person or group announces an acquisition of 15% or more of the Company’s common stock, (b) a person or group announces the commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Company’s common stock, (c) the filing of a registration statement for any such exchange offer under the Securities Act of 1933, or (d) the Company’s board of directors determining that a person is an “adverse person,” as defined in the rights plan.  The buyer or any “adverse person” would not be entitled to exercise rights under the rights plan.  The effect of the rights plan is to discourage acquisitions of more than 15% of the Company’s common stock without negotiations with the Company’s Board of Directors.  The Company can redeem the rights for $.001 per right at certain times as provided in the rights agreement.  The rights expire on January 31, 2009.

Note 7 – Stock Options, Employee Stock Purchase Plan and Warrants

Stock Option Plans

The Company has two stock option plans - the 1993 Stock Incentive Plan (the “1993 Plan”) and the 2000 Non-Qualified Stock Option Plan (the “2000 Plan”).

Under the 1993 Plan, incentive and non-qualified stock options may be granted to employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the Company’s common stock.  The option exercise price is generally the fair market value at the date of grant and vest up to four years.  The stock options expire ten years from the date of grant.

Under the 2000 Plan, non-qualified stock options may be granted to employees, directors and consultants of the Company to purchase a maximum of 2,000,000 shares of the Company’s common stock.  The option exercise price is generally the fair market value at the date of grant and vest up to four years.  The stock options expire ten years from the date of grant.

The following table summarizes the stock option transactions under the 1993 Plan and the 2000 Plan during the periods presented:

	Shares	Exercise Price Per Share			Weighted average Exercise price

Options outstanding at December 31, 2001	2,050,352	$1.38	-	$31.00	$8.74
Options granted	474,300	5.09	-	8.30	6.12
Options exercised	(76,514)	1.38	-	4.63	3.10
Options canceled	(519,063)	2.69	-	31.00	13.14

Options outstanding at December 31, 2002	1,929,075	1.38	-	31.00	7.14
Options granted	303,000	5.00	-	7.33	7.14
Options exercised	(170,830)	1.38	-	7.00	3.07
Options canceled	(136,622)	2.69	-	27.63	7.42

Options outstanding at December 31, 2003	1,924,623	1.38	-	31.00	7.48
Options granted	596,800	6.10	-	7.99	6.87
Options exercised	(180,334)	1.38	-	7.45	3.51
Options canceled	(264,341)	4.88	-	27.63	8.45

Options outstanding at December 31, 2004	2,076,748	$2.41	-	$31.00	$7.52

At December 31, 2004, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.37 - $3.10	72,861	2.5	$2.73	72,861	$2.73
$3.11 - $6.20	432,860	5.9	5.09	349,439	4.89
$6.21 - $9.30	1,223,247	8.3	7.13	461,011	7.29
$9.31 - $15.50	209,624	5.0	9.80	200,097	9.82
$15.51 - $31.00	138,156	4.6	17.10	138,156	17.69
	2,076,748	7.0	$7.52	1,221,564	$7.92

In addition, the Company had a stock option agreement with a former chief executive officer of the Company that is outside the 1993 and the 2000 Plan that expired on December 31, 2004.

The following summarizes transactions outside the option plans during the periods presented:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2001	506,000	$4.19
Options granted	—	—
Options exercised	(28,600)	2.00
Options canceled	—	—

Options outstanding at December 31, 2002	477,400	$4.33

Options granted	—	—
Options exercised	(187,400)	2.94
Options canceled	(113,335)	6.44

Options outstanding at December 31, 2003	176,665	$5.19

Options granted	—	—
Options exercised	151,666	5.19
Options canceled	24,999	5.19

Options outstanding at December 31, 2004	—	$—

Employee Stock Purchase Plan

In April 1995, the Company adopted an Employee Stock Purchase Plan to provide substantially all full-time employees, excluding officers, an opportunity to purchase shares of its common stock through payroll deductions.  In addition, the Company provides a matching contribution equal to 50% of the participant’s contribution.  All contributions are invested in the Company’s common stock, which is purchased on the open market at prevailing market prices.  Participants have a fully vested interest in the shares purchased with payroll deductions and become fully vested in the shares purchased with Company matching contributions after two years.  The Company’s matching expense for the years ended December 31, 2004, 2003 and 2002 was approximately $27,000, $30,000, and $24,000, respectively.

Warrants

The Company issued warrants to purchase 1,287,000 shares in connection with a private placement in 2000.  In June 2004, the warrant agreements were amended to extend the expiration date from February 15, 2005 to February 15, 2007.  In connection with this amendment, the exercise price per share underlying the warrants was increased from $7.77 per share to $9.00 per share.

Note 8 – Income Taxes

The provision (benefit) for income taxes from continuing operations is summarized as follows (in thousands):

	2004	2003	2002

Current:
Federal	$(268)	$99	$(440)
State	3	109	401
Foreign	107	391	552
	$(158)	$599	$513

Deferred:
Federal	231	(770)	310
State	(7)	30	(548)
Foreign	338	(529)	(260)
	562	(1,269)	(498)
	$404	$(670)	$15

Tax savings from deductions associated with the various stock option plans are not reflected in the current federal and state provisions.  The Company has credited to additional paid-in-capital tax benefits totaling $309,000, $538,000, and $56,000 in fiscal years 2004, 2003 and 2002, respectively.

The principal items that comprise the Company’s net deferred tax assets are as follows (in thousands):

	2004	2003

Deferred tax assets:
Reserves for inventory	$1,816	$1,960
Purchased in-process technology/goodwill	2,617	2,385
Net operating loss carryforwards	5,708	6,067
Allowance for doubtful accounts	32	72
R & D and AMT credit carryforwards	1,393	2,107
Other	563	460
Total deferred tax assets	12,129	13,051

Deferred tax liabilities:
Depreciation	(182)	(217)

Valuation allowance	(135)	(393)

Net deferred tax assets	$11,812	$12,441

The Company has provided a valuation reserve related to the benefits of certain capital loss carryforwards that the Company believes are unlikely to be realized.

The income tax expense (benefit) from continuing operations differs from the amounts computed by applying the federal statutory tax rate to the following (in thousands):

	2004	2003	2002

Computed “expected” tax expense (benefit)	$273	$(483)	$481
Nondeductible items	64	52	24
State taxes (net of Federal benefit)	37	(222)	(97)
Tax credits	(47)	(285)	(213)
Extraterritorial income exclusion	(73)	(139)	(244)
Effect of foreign operations	31	25	(43)
Change in valuation allowance	—	393	—
Other	119	(11)	107

Total	$404	$(670)	$15

No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of its foreign subsidiaries since the Company intends to reinvest indefinitely its earnings in such subsidiaries.  It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

As of December 31, 2004, the Company had net operating loss (NOL) carryforwards of approximately $12.4 million, $9.6 million and $3.0 million for federal, state and foreign income tax purposes, respectively.  The federal NOL’s will expire at various dates beginning in 2020 if not utilized.  The state NOLs will expire at various dates beginning in 2012 if not utilized.  The foreign carryforwards have no expiration date.

Note 9 – 401(k) Benefit Plan

The Company has a 401(k) profit sharing plan, which covers substantially all domestic employees.  Plan participants may make voluntary contributions up to 20% of their earnings up to the statutory limitation.  The Company matched $0.25 for each $1.00 contributed by employees up to the first $2,000. Company contributions have no vesting period.  The Company’s contributions to the 401(k) plan were $67,000, $66,000 and $57,000 in 2004, 2003 and 2002, respectively.

The retirement benefits for most employees of non-U.S. operations are generally provided by government sponsored or insured programs.  The Company’s contributions for these benefits were $165,000, $145,000 and $98,000 in fiscal 2004, 2003 and 2002, respectively.

Note 10 – Business Segments

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

	Year Ended December 31,
	2004	2003	2002

Sales – by Geography:
Net sales to external customers in:
United States	$21,671	$21,148	$20,775
Europe	15,516	13,547	10,745
Asia-Pacific	5,544	5,050	4,416
Other	1,652	1,513	1,100
Total	$44,382	$41,259	$37,036

Operating income (loss):
United States	$(1,793)	$(3,050)	$(1,240)
Europe	2,516	1,706	2,533
Total	$723	$(1,344)	$1,293

Sales – by Product Group:
Assays	$19,701	$17,598	$14,690
Biologicals	11,106	10,574	9,785
Other	13,575	13,057	12,559
Total	$44,382	$41,259	$37,036

Note 11 – Commitments and Contingencies

Lease Obligations

The Company has entered into non-cancelable operating leases for office and manufacturing space.  The future minimum lease commitments under the Company’s non-cancelable operating leases at December 31, 2004 are as follows (in thousands):  2005 - $1,024; 2006 - $747; 2007 - $238; and $315 thereafter.

Rent expense totaled $1.2 million, $1.3 million, and $1.3 million for the years ended December 31, 2004, 2003 and 2002 respectively.

In connection with the sale of the Hopkinton Custom business in December 2004 (note 3), the Company remained liable for all lease obligations at the related facility which expires in May 2006.

The Company has obtained the right to produce, use and sell patented technology through various license agreements and pays royalties ranging from 5% to 10% of the related sales, depending upon sales levels. Royalty expense under these agreements was approximately $481,000, $335,000 and $291,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation

On July 2, 2002, the Company settled an arbitration proceeding filed by the former shareholders of QCB, which included a final settlement of all related claims maintained against those former shareholders, in consideration of the payment to the Company of $800,000 from escrowed funds held by the Company in connection with the acquisition of QCB.  The remaining funds held in escrow were released to the former shareholders of QCB.  The settlement amount reduced the goodwill originally recorded in the acquisition of QCB which was included as a cumulative effect of accounting change in the adoption of FASB Statement No. 142 in 2002.

The Company is involved in various other claims and lawsuits incidental to its business.  In the opinion of management, these claims and suits in the aggregate will not materially affect the financial position, results of operations or liquidity of the Company.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Year ended December 31, 2004
Allowance for doubtful accounts	$258	146	148	255

Year ended December 31, 2003
Allowance for doubtful accounts	$261	164	167	258

Year ended December 31, 2002
Allowance for doubtful accounts	$261	140	140	261