Form 10-K/A
period 2004-12-31
BIOSOURCE INTERNATIONAL INC
filed 2005-04-28
CIK 860451

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Yes ☐ No ☒.

The aggregate market value of the Registrant’s common stock (held by non-affiliates of the Registrant based on the last sale price of such stock as reported by the National Association of Securities Dealers Automated Quotation National Market System) as of March 14, 2005 was $45,801,000.

The number of shares of the Registrant’s common stock outstanding as of March 14, 2005 was 9,729,282.

Documents Incorporated by Reference.

None.

INDEX

BIOSOURCE INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2004, is to timely file required Part III information.  We originally expected to incorporate this Part III information from our definitive Proxy Statement but we have postponed our annual meeting.  Accordingly, the Part III information included herein is filed to amend and replace the originally filed Part III information on our Form 10-K for the year ended December 31, 2004, as originally filed on March 23, 2005 (the “Original Filing”).  No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing.  This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table presents information with respect to our executive officers and directors.  The Board of Directors has affirmatively determined that each member of the Board of Directors other than Mr. Bieker and Mr. Weltman is independent under the criteria established by Nasdaq for independent board members.  In addition, the Board of Directors has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership.

Name	Age	Position
Terrance J. Bieker	59	President and Chief Executive Officer, Director
Alan I. Edrick	37	Executive Vice President and Chief Financial Officer
Jozef Vangenechten(4)	50	Executive Vice President — Commercial Operations
Kevin J. Reagan, Ph.D.	53	Executive Vice President — Technical Operations
Jean-Pierre L. Conte(1)	41	Chairman of the Board of Directors, Director
David J. Moffa, Ph.D.(1)(2)(3)	62	Director
John R. Overturf, Jr.(2)(3)	44	Director
Robert J. Weltman	40	Director
John L. Zabriskie, Ph.D.(1)(2)(3)	65	Director

(1)                    Member of the Compensation Committee.

(2)                    Member of the Audit Committee.

(3)                    Member of the Nominating and Corporate Governance Committee.

(4)                    Status as officer of the Company terminated on December 31, 2004.

Terrance J. Bieker, has served as a director, and as our President and Chief Executive Officer, since November 1, 2003.  From April 2003 to October 2003, Mr. Bieker served as Chief Executive Officer of Axya Medical, Inc. a medical device company engaged in the sales of orthopedic surgical devices.  From 2000 through 2002, Mr. Bieker served as President and Chief Executive Officer of MedSafe, Inc. a medical regulatory consulting company.  Mr. Bieker was President and CEO of Transfusion Technologies Corporation, a medical device company from 1999 to 2000.  From 1997 to 1999, Mr. Bieker served as Executive Vice President and Chief Operating Officer of Safeskin Corporation, a manufacturer of disposable gloveware.  From 1989 to 1997, Mr. Bieker served as Chairman, CEO and President of Sanofi Diagnostics Pasteur, Inc., a clinical diagnostic division of Sanofi, SA, a French pharmaceutical and healthcare company. Prior to these appointments, Mr. Bieker served as General Manager of Genetic Systems Corporation. His early career was with various divisions of American Hospital Supply Corporation.  Mr. Bieker holds a B.S. degree in Economics from the University of Minnesota.

Jean-Pierre L. Conte has served as a director since February 2000 and was appointed as Chairman in May 2001.  Mr. Conte is currently Managing Director and Managing Member of Genstar Capital II LLC, the general partner of Genstar Capital Partners II, L.P., a private equity limited partnership.  Mr. Conte is a Managing Director and Partner of Genstar Capital, L.P., the manager of Genstar Capital Partners III, L.P., a private equity limited partnership, and a partner of Stargen III, L.P., a private equity limited partnership.  Additionally, he is Managing Director, and Managing Member of Genstar Capital LLC, the manager of Genstar Capital Partners IV, L.P., a private equity limited partnership, and a partner of Stargen IV, L.P., a private equity limited partnership.   Prior to joining Genstar in 1995, he was a principal for six years at the NTC Group, Inc., a private equity investment firm.  He is a director of PRA International, Inc. as well as several private companies.  Mr. Conte earned a Masters of Business Administration from the Harvard Business School and a Bachelor of Arts from Colgate University.  Mr. Conte has been appointed to the Board of Directors pursuant to an investor rights agreement among us, Genstar and Stargen II LLC, another investor in us.

David J. Moffa, Ph.D. has been a director since April 1995.  Dr. Moffa serves as the Regional Director and as Special Projects Director for Lab Corporation of America, Inc. located in Fairmont, West Virginia, positions he has held since 1982 and 1984, respectively.  In addition, Dr. Moffa currently serves as a Director of LabCorp in Pittsburgh, Pennsylvania, a position he has held since 1985 and is Chairman and CEO of ClinServices LLC since 1999. Dr. Moffa also serves on the advisory board of BB&T Corporation and is an advisor and consultant to various diagnostic, scientific and health care facilities.  Dr. Moffa also serves on a number of committees and boards of directors of various privately held companies and governmental offices.  Dr. Moffa has completed a post doctoral fellowship in Clinical Biochemistry at the West Virginia University National Institutes of Health, holds a Ph.D. in Medical Biochemistry from the West Virginia University School of Medicine, a Masters of Science degree in Biochemistry from West Virginia University and a Bachelor of Arts degree in Pre-Medicine from West Virginia University.

John R. Overturf, Jr. has been a director since September 1993.  Mr. Overturf serves as the President of R.O.I., Inc., a private investment company, a position he has held since July 1993.  He also serves as President of the Combined Penny Stock Fund, Inc., a closed-end stock market fund, a position he has held since August 1996.  From September 1993 until September 1996, Mr. Overturf served as Vice President of The Rockies Fund, Inc., a closed-end stock market fund.  Mr. Overturf holds a Bachelor of Science degree in Finance from the University of Northern Colorado.

Robert J. Weltman has served as a director of BioSource since February 2000.  He is a Managing Director of Genstar Capital, L.P., the sole general partner of Genstar Capital Partners II, L.P., a private equity limited partnership.  Mr. Weltman joined Genstar in August 1995.  Prior to joining Genstar, from July 1993 to July 1995, Mr. Weltman was an Associate with Robertson, Stephens & Company, an investment banking firm.  Mr. Weltman currently serves as a director of PRA International, Inc.  He holds an AB degree in Chemistry from Princeton University.  Mr. Weltman has been appointed to the Board of Directors pursuant to an investor rights agreement among us, Genstar and Stargen II LLC, another investor in us.

John L. Zabriskie, Ph.D. has served as a director of BioSource since July 2002.  He is Co-founder and Director of PureTech Ventures, a venture creation company since 2001.  From 1997 to 2000 Dr. Zabriskie was Chairman and Chief Executive Officer of NEN Life Science Products, Inc., a leading supplier of kits for labeling and detection of DNA.  From 1995 to 1997, Dr. Zabriskie was President and Chief Executive Officer of Pharmacia and Upjohn, Inc., a Fortune 500 pharmaceutical company formed by the merger of Pharmacia AB of Sweden and the Upjohn Company of Kalamazoo, Michigan.  From 1965 until joining Upjohn in 1994, Dr. Zabriskie was employed by Merck and Co., Inc.  He began his career at Merck as a chemist in 1965 and held various positions including President of Merck

Sharp & Dohme and Executive Vice President of Merck and Co., Inc.  He has served on a number of boards for health care and academic institutions and currently serves on the Board of Directors of Kellogg Co., Momenta Pharmaceuticals, Inc., Array BioPharma, and MacroChem Corp.  Dr. Zabriskie received his A.B. degree in Chemistry from Dartmouth College (N.H.) and his Ph.D. in Organic Chemistry from the University of Rochester (N.Y.).

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

Jozef Vangenechten, Ph.D. became Executive Vice President of Commercial Operations in April 2004 and was Managing Director of BioSource Europe, S.A. , our Belgium subsidiary, from February 1998 through March 2004, through our engagement of Vita B.V.B.A., a consulting firm in which Dr. Vangenechten is a beneficial owner and serves as President.  From 1988 to February 1998, Dr. Vangenechten worked for SGS (Societe Generale de Surveillance, Switzerland), an international provider of inspection, verification, testing and certification services, as General Manager and Director of their environmental consultancy operations in Belgium.  From 1981 to 1988 Dr. Vangenechten worked as a researcher at the Radiobiology Division of the Belgium Nuclear Energy Research Center.  Dr. Vangenechten received both his Masters and Ph.D. degrees in Biology and Physiology from the University of Antwerp in Belgium.

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

AUDIT COMMITTEE

The Audit Committee is currently comprised of Mr. Overturf, Dr. Moffa and Dr. Zabriskie.  All of the members of the Audit Committee meet the criteria for independence under the SEC regulations and each member is qualified as an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms furnished to us and written information given to us by our executive officers and directors, we believe that, during the year ended December 31, 2004, all Section 16(a) filing requirements were met, except for the following; John Overturf filed one late Form 4 reporting a transaction that occurred in December 2004.

CODE OF ETHICS

We have adopted a Code of Ethical Conduct that applies to the Company’s principal executive officer and all members of its finance department, including its principal financial officer.  The Code of Ethical Conduct is available at the Company’s website, www.biosource.com, under the “Corporate Governance” caption.  Any amendments or waivers to the Code of Ethical Conduct will be disclosed on the Company’s website following the date of such amendment or waiver.  Information on the Company’s website, however, does not form a part of this Form 10-K/A.

Item 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth information covering total compensation earned or paid to the Chief Executive Officer and the four other most highly compensated executive officers who served in such capacities as of December 31, 2004 (the “Named Executive Officers”), for services rendered to the Company during each of the past three fiscal years.

		Annual Compensation			Long Term Compensation
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Number of Securities Underlying Options	All Other Compen- sation(2)
Terrance J. Bieker	2004	275,000	110,000	—	140,000	1,887
Chief Executive Officer and	2003	40,105	90,000	235,000	285,000	194
President(3)	2002	—	—	—	—	—

Alan I. Edrick	2004	117,167	45,600	18,720	150,000	195
Chief Financial Officer and	2003	—	—	—	—	—
Executive Vice President(4)	2002	—	—	—	—	—

Jozef Vangenechten.	2004	93,291	10,000	45,000	50,000	88
Executive Vice President	2003	—	—	—	—	—
Commercial Operations(5)	2002	—	—	—	15,000	—

Kevin J. Reagan, Ph.D.	2004	187,758	45,600	12,788	30,000	1,210
Executive Vice President	2003	170,000	12,000	—	—	1,161
Technical Operations	2002	154,900	30,810	—	—	1,135

(1)                    For a description of employment agreements between certain executive officers and us, see “Employment Agreements with Executive Officers” below.

(2)                    Consists of group life insurance premiums paid by us and matching contributions that we made to the Company’s 401(k) Plan.

(3)                    Mr. Bieker began his employment with us on November 1, 2003.  The 2003 bonus consists of a $90,000 signing bonus and the other annual compensation consists of partial payment for relocation costs.

(4)                      Mr. Edrick began his employment with us on May 6, 2004.  The 2004 other annual compensation consists of a partial payment on a signing bonus.

(5)                      Mr. Vangenechten was employed by us from April 1, 2004 to December 31, 2004.  Please also see discussion of post-termination payment arrangements involving Mr. Vangenechten under “Employment Agreements” below.

OPTION/SAR GRANTS IN FISCAL YEAR 2004

The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 2004 to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price per Share ($/sh.)	Expiration Date	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%($)	10%($)
Terrance J. Bieker	140,000	23.5%	6.41	12/7/2014	$573,492	$1,444,749
Alan I. Edrick	100,000	16.7%	7.99	5/10/2014	$502,487	$1,273,400
	50,000	8.4%	6.41	12/7/2014	$204,819	$515,982
Jozef Vangenechten	50,000	8.4%	7.00	4/1/2014	$220,113	$557,810
Kevin J. Reagan, Ph.D.	130,000	15.0%	6.99	2/15/2014	$131,879	$334,208

(1)                      Based upon an aggregate of 593,800 options granted during the year ended December 31, 2004.

(2)                      Calculated on the assumption that the market value of the underlying stock increases at the stated values compounded annually for the ten-year term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. There can be no assurance that the actual stock price appreciation over the ten year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from those option grants that were made to the Named Executive Officers with an exercise price equal to the fair market value of the option shares on the grant date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth, for the Named Executive Officers, certain information regarding options exercised in fiscal year 2004, the number of shares of common stock underlying stock options held and the value of options held at fiscal year end based upon the last reported sales price of the common stock on the NASDAQ market on December 31, 2004 ($6.90 per share).

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying UnexercisedOptions at December 31, 2004.		Value of Unexercised In-The-Money Options at December 31, 2004.
	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Terrance J. Bieker	—	—	77,187	347,813	$—	$65,800
Alan I. Edrick	—	—	—	150,000	—	23,500
Jozef Vangenechten	—	—	39,873	58,127	67,363	8,777
Kevin J. Reagan, Ph.D.	—	—	89,248	41,252	65,940	—

EMPLOYMENT AGREEMENTS

We have entered into employment contracts with the following executive officers.

Terrance J. Bieker

We entered into an executive employment agreement with Terrance J. Bieker to serve as our President and Chief Executive Officer, effective as of November 1, 2003.  Pursuant to this agreement, Mr. Bieker now receives an annual base salary of $300,000, which the Board may increase at the end of each year of his employment.  In addition to the base salary to be paid to Mr. Bieker, we paid Mr. Bieker a one time signing bonus in the amount of $90,000, upon commencement of his employment.  In addition, Mr. Bieker received a one time payment of $235,000, the intent of which was to have such amounts applied as partial payment of the costs and expenses incurred by him in connection with his relocation to California.  Mr. Bieker is also eligible to receive an annual bonus under our management incentive plan to be agreed upon between Mr. Bieker and the Board on an annual basis.  The management incentive plan in 2004 provides for the payment of a bonus equal to fifty percent (50%) of Mr. Bieker’s then-current base salary upon achieving specified target objectives set forth in the plan.  The agreement terminates on December 31, 2007.  In the event that Mr. Bieker’s employment is terminated without cause during the term of the agreement, we are obligated to continue to pay Mr. Bieker’s then-current base salary for a period of 12 months following the effective date of such termination.  In connection with his employment, Mr. Bieker received an initial grant of stock options to purchase 285,000 shares of our Common Stock at an exercise price equal to the fair market value of our Common Stock on the date of grant, or $7.18 per share.  In certain instances involving a “change of control,” as defined in our 2000 Non-Qualified Stock Option Plan, the stock options which have been granted to Mr. Bieker that are unvested at the time of such change of control become immediately vested and exercisable.

Alan I. Edrick

We entered into an executive employment agreement with Alan I. Edrick, effective May 10, 2004, to serve as our Executive Vice President and Chief Financial Officer, effective May 17, 2004.  Pursuant to his employment agreement, Mr. Edrick now receives an annual base salary of $213,000, which the Chief Executive Officer may increase at the end of each year of Mr. Edrick’s employment.  In addition to his base salary, Mr. Edrick is entitled to receive an additional $72,000 as a signing bonus, which amount is being paid in thirty equal monthly installments of $2,400 each commencing May 10, 2004, and ending on the earlier of November 10, 2006 or the date upon which Mr. Edrick’s employment with us terminates for any reason.  Mr. Edrick is also eligible to receive an annual bonus under our management incentive plan.  The management incentive plan in 2004 now provides for the payment of a bonus equal to forty percent (40%) of Mr. Edrick’s then-current base salary upon achieving specified target objectives set forth in the plan.  The agreement terminates on May 9, 2008.  In the event that Mr. Edrick’s employment is terminated without cause by us, or for good reason by Mr. Edrick (as defined in the agreement), during the term of the agreement, the agreement provides for a severance equal to nine months of his then current base salary.  In connection with his employment, Mr. Edrick received an initial grant of stock options to purchase 100,000 shares of our Common Stock at an exercise price equal to the fair market value of our Common Stock on the date of grant, or $7.99 per share.  In certain instances involving a “change of control,” as defined in our 2000 Non-Qualified Stock Option Plan, the stock options which have been granted to Mr. Edrick that are unvested at the time of such change of control become immediately vested and exercisable.

Jozef Vangenechten

We entered into an executive employment agreement with Jozef Vangenechten to serve as our Executive Vice President — Commercial Operations, effective as of April 1, 2004.  This employment agreement was terminated effective December 31, 2004 pursuant to an Agreement to Terminate Executive Employment Agreement (the “Termination Agreement”).  In addition to the base salary paid to Dr. Vangenechten, we paid various travel and living expenses during the term of his employment.  Pursuant to the terms of the Termination Agreement, no severance or other payment is required to be paid to Dr. Vangenechten in connection with the termination of his employment but Dr. Vangenechten remains entitled to receive a bonus for 2004 under our management incentive plan.  The management incentive plan provides for the payment of a bonus equal to $62,000 for 2004 upon achieving specified target objectives set forth in the plan.  Additionally, under the Termination Agreement, Dr. Vangenechten is entitled to keep stock options granted to him under his employment agreement to purchase 50,000 shares of our Common Stock at an exercise price equal to the fair market value of our Common Stock on the date of grant, or $7.00 per share.  In certain instances involving a “change of control,” as defined in our 2000 Non-Qualified Stock Option Plan, the stock options which have been granted to Dr. Vangenechten that are unvested at the time of such change of control become immediately vested and exercisable.

Concurrent with the Termination Agreement, our Belgium subsidiary executed a new management agreement with Vita B.V.B.A., a consulting firm in which Dr. Vangenechten is a beneficial owner and serves as President (“VITA”).   This management agreement re-engages VITA to manage, oversee and direct the business and affairs of our Belgium subsidiary, subject to the supervision of the subsidiary’s Board of Directors.  For its services, VITA will invoice the Belgium subsidiary on a monthly basis but will not be entitled to receive more than €234,000 in any calendar year.  The management agreement with VITA may be terminated by the Belgium subsidiary at any time upon thirty days notice and without penalty to our subsidiary.  However, if the VITA management agreement is terminated without cause, VITA will be entitled to receive from us nine months of the then-current annual fee.

Kevin Reagan

We also entered into an executive employment agreement with Kevin Reagan to serve as our Executive Vice President — Technical Operations, effective as of February 15, 2004.  Pursuant to his employment agreement, Dr. Reagan receives an annual base salary of $200,000, which the President may increase at the end of each year of Dr. Reagan’s employment.  Dr. Reagan is also eligible to receive an annual bonus under our management incentive plan.  The management incentive plan in 2004 provides for the payment of a bonus equal to thirty-five percent (35%) of Dr. Reagan’s then-current base salary upon achieving specified target objectives set forth in the management incentive plan.  The agreement terminates on December 31, 2007.  In the event that Dr. Reagan’s employment is terminated without cause, the agreement provides for a severance equal to nine months of his current base salary.  In connection with his employment, Dr. Reagan was also granted stock options to purchase 30,000 shares of our Common Stock at an exercise price equal to the fair market value of our Common Stock on the date of grant, or $6.99 per share.  In certain instances involving a “change of control,” as defined in our 2000 Non-Qualified Stock Option Plan, the stock options which have been granted to Mr. Reagan that are unvested at the time of such change of control become immediately vested and exercisable.

DIRECTORS COMPENSATION

Our director who is a Company employee, Mr. Bieker, receives no separate compensation for serving as a director. As of January 1, 2005, each non-employee director will receive a payment of $3,000 for each board meeting attended in person, $1,000 for each telephonic board meeting and $1,000 per year for service on a board committee. The Chairman of the Board and the Chair of the Audit Committee each receive an additional annual retainer of $5,000 and the Chair of the Nominating and Corporate Governance Committee receives an additional annual retainer of $3,000.  In addition, each non-employee director receives an annual grant of 8,000 non-statutory, fully vested stock options, exercisable at the fair market value of our common stock on the date of grant.  Directors may be reimbursed for certain expenses incurred in connection with attending Board meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

No member of the Compensation Committee served as an officer or employee of the Company at any time during fiscal 2004.  Additionally, no current executive officer or Director has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us regarding the beneficial ownership of our common stock, as of April 1, 2005, by (i) each stockholder known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our current executive officers and directors as a group.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned.  Unless otherwise indicated, the address of each person listed is in care of BioSource International, Inc., 542 Flynn Road, Camarillo, California 93012, and the address of Messrs. Conte, Weltman and Genstar Capital LLC is Four Embarcadero Center, Suite 1900, San Francisco, California 94111.

Name and Address	Number of Shares of Common Stock Beneficially Owned	Shares which may be Acquired within 60 Days(1)	Percent Owned(1,2)
Genstar Capital LLC(3)	3,468,856	1,335,000	31.3%
Jean-Pierre L. Conte(4)	3,408,189	1,311,000	30.8%
Oxford BioScience Partners IV L.P.(5)	717,293	—	7.4%
Royce & Associates LLC(6)	706,000	—	7.2%
Kennedy Capital Management, Inc.(7)	668,283	—	6.9%
Westfield Capital Management Co. LLC.(8)	555,800	—	5.7%
Terrance J. Bieker	130,811	112,811	1.3%
Kevin J. Reagan	109,541	104,040	1.1%
John L. Zabriskie, Ph.D.	60,500	45,500	*
Jozef Vangenechten, Ph.D	57,682	57,582	*
David J. Moffa, Ph.D.(9)	56,350	48,500	*
John R. Overturf, Jr.	43,600	36,000	*
Alan I. Edrick	30,500	25,000	*
Robert J. Weltman(10)	27,333	24,000	*
All directors and executive officers as a group (nine persons)(11)	3,924,506	1,764,433	34.1%

*  Less than one percent.

(1)                      Consists of shares of common stock that an individual or group has a right to acquire within 60 days after April 1, 2005 pursuant to the exercise of options or warrants and are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for computing the percentage ownership of any other person or group shown in the table.

(2)                      Percentage ownership is calculated based on 9,746,079 shares of common stock outstanding as of April 1, 2005.

(3)                      Includes (i) 2,032,809 shares of common stock and 1,262,542 shares of common stock issuable upon exercise of immediately exercisable warrants held by Genstar Capital Partners II, L.P., (ii) 34,380 shares of common stock and 24,458 shares of common stock issuable upon exercise of immediately exercisable warrants held by Stargen II LLC, (iii) 30,000 shares of common stock and 24,000 shares subject to outstanding options which are deemed to be beneficially owned, in each case held by Mr. Conte, (iv) 3,333 shares of common stock and 24,000 shares of common stock subject to outstanding options which are deemed to be beneficially owned, in each case held by Mr. Weltman, (v) 16,667 shares of common stock held by Richard F. Hoskins and (vi) 16,667 shares of common stock held by Richard D. Paterson.  Genstar Capital LLC is the general partner of Genstar Capital Partners II, L.P.  Mr. Conte, Mr. Hoskins and Mr. Paterson are the managers and managing directors of Genstar Capital LLC and are members of Stargen II LLC, and Mr. Paterson is the Administrative Member of Stargen II LLC.  In such capacities Messrs. Conte, Hoskins and Paterson may be deemed to beneficially own shares of common stock beneficially held by Genstar Capital Partners and Stargen II LLC, but disclaim such beneficial ownership, except to the extent of their economic interest in these shares.  Messrs. Conte, Hoskins, Paterson, Genstar Capital LLC, Genstar Capital Partners II, L.P. and Stargen II LLC may be deemed to be acting as a group in relation to their respective holdings in BioSource but do not affirm the existence of any such group.

(4)                      Mr. Conte’s beneficial ownership is described in clauses (i), (ii) and (iii) of footnote 3.  Mr. Conte is a manager and managing director of Genstar Capital LLC and is a member of Stargen II LLC.  In such capacity, Mr. Conte may be deemed to beneficially own shares of common stock beneficially held by Genstar Capital Partners and Stargen II LLC, but he disclaims such beneficial ownership, except to the extent of his economic interest in those shares.

(5)                      As disclosed on Form 13-G, filed with the Securities and Exchange Commission on February 14, 2005 by Oxford BioScience Partners IV L.P.

(6)                      As disclosed on Form 13F-F, filed with the Securities and Exchange Commission on February 10, 2005 by Royce & Associates LLC.

(7)                      As disclosed on Form 13F-NT, filed with the Securities and Exchange Commission on February 15, 2005 by Kennedy Capital Management, Inc.

(8)                      As disclosed on Form 13F-F, filed with the Securities and Exchange Commission on February 14, 2005 by Westfield Capital Management Co. LLC.

(9)                      Includes (i) 48,500 shares subject to outstanding options which are deemed to be beneficially owned; (ii) 550 shares of common stock held solely by Dr. Moffa’s spouse; (iii) 4,000 shares of common stock held jointly with Dr. Moffa’s spouse; and (iv) 2,850 shares of common stock held directly.

(10)                Includes (i) 3,333 shares of common stock held directly; (ii) 24,000 shares of common stock reserved for issuance upon exercise of stock options which are deemed to be beneficially owned.  Mr. Weltman is also a Principal of Genstar Capital LP and a member, but not a managing member, of Stargen II LLC.  Mr. Weltman does not have power to vote or dispose of, or to direct the voting or disposition of, any securities beneficially owned by Genstar Capital LLC or Stargen II LLC.  Mr. Weltman disclaims that he beneficially owns any shares of common stock beneficially owned by Genstar Capital LLC or Stargen II LLC, except to the extent of his economic interest in shares owned by Genstar Capital LLC or Stargen II LLC.

(11)                Includes 477,433 shares subject to outstanding options which are deemed exercised and 1,287,000 shares of common stock reserved for issuance upon the exercise of warrants.

EQUITY COMPENSATION PLAN INFORMATION

The Equity Plan Compensation Information identified in Part II, Item 5 on the Form 10-K for the year ended December 31, 2004, as originally filed on March 23, 2005, is incorporated by reference into this Part III, Item 12 by this reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed in this Annual Report on Form 10-K/A, neither the nominees for election as directors, our directors or executive officers, nor any stockholder owning more than five percent of our issued shares, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal 2004, or which is presently proposed.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

FEES TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table is a summary of the fees for professional services rendered by KPMG, LLP for fiscal 2004 and 2003.

	Fiscal 2004	Fiscal 2003
	(in thousands)
Audit fees(1)	$196	$191
Audit-related fees	—	—
Tax fees(2)	67	97
All other fees	5	—
Total Fees	$268	$288

(1)                                  Audit fees consist of fees billed for the audit of our consolidated annual financial statements and the review of our interim quarterly financial statements.

(2)                                  Tax fees consisted of fees for tax compliance, tax advice and tax planning services.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services to be provided by KPMG, LLP.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. KPMG, LLP and management are required to periodically report to the Audit Committee regarding the extent of services provided in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSOURCE INTERNATIONAL, INC.
Date: April 26, 2005	By:	/s/ Terrance J. Bieker
Terrance J. Bieker
President and Chief Executive Officer
Date: April 26, 2005	By:	/s/ Alan I. Edrick
Alan I. Edrick
Executive Vice President and Chief Financial Officer