Form 10-K/A
period 2004-12-31
BIOSOURCE INTERNATIONAL INC
filed 2005-06-28
CIK 860451

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Common Stock, $0.001 par value

Preferred Stock purchase rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

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

Documents Incorporated by Reference:  None.

INDEX

BIOSOURCE INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K/A (Amendment No. 2)

EXPLANATORY NOTE

On May 27, 2005, BioSource International, Inc. (the “Company”) announced that it would restate its financial statements for the three years ended December 31, 2004 and make relevant adjustments to financial information for fiscal 2000 and 2001.  The restatement reflects adjustments due to changes to the Company’s accounting treatment of (1) manufactured antibody inventory reserves and (2) the modification of terms in its warrant agreements.  Subsequent to the filing of our 2004 Form 10-K, we conducted additional analysis with respect to our manufactured antibody inventory loss experience and determined that our previous loss reserves were not appropriate.  In addition, we reviewed the accounting treatment associated with amendments to the terms of the warrant agreements originally issued in connection with a private placement in 2000 and determined that the modification of terms should be treated as a dividend.

This report is being filed to amend and restate the following items contained in our Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2005 and amended on Form 10-K/A (Amendment No. 1) filed with the SEC on April 28, 2005 (collectively, the “Original Filing”):

•                  Item 6 (Selected Consolidated Financial Data),

•                  Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation),

•                  Item 8 (Financial Statements and Supplementary Data).

The restatement adjustments for the manufactured antibody inventory reserves increased our net loss in the year ended December 31, 2004 by approximately $5,000 (no impact on diluted loss per share), increased the net loss and diluted loss per share in the year ended December 31, 2003 by approximately $75,000, or $0.01 per diluted share, and reduced the net loss in the year ended December 31, 2002 by approximately $11,000 (no impact to diluted loss per share).

The restatement adjustment for the amendment to the warrants increased the net loss available to common stockholders in the year ended December 31, 2004 by $1.1 million, or $0.11 per share.

The effect of the restatement adjustments to our consolidated balance sheet was to (1) decrease accumulated deficit at December 31, 2001 by $0.3 million and (2) increase net inventories and stockholders equity at December 31, 2004 and 2003 by approximately $0.3 million and $0.2 million, respectively.  There was no impact to cash provided by operating activities, cash used in investing activities and cash used in financing activities for the three years ended December 31, 2004.

A description of the restatement can be found in Note 12 to our consolidated financial statements.

We have not amended and do not intend to amend our other previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for the periods affected by the restatements or adjustments.  For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing. This Form 10-K/A (Amendment No. 2) does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the Original Filing.

PART II

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

The following tables show our selected consolidated financial information for the past five fiscal years as revised to reflect the restatement. The selected consolidated statement of operations data for each of the three years ended December 31, 2004 and the balance sheet data as of December 31, 2004 and 2003 are derived from our consolidated financial statements, as revised to reflect the restatement more fully discussed in Note 12 to the consolidated financial statements, that have been audited by KPMG LLP and are included in this Annual Report on Form 10-K/A (Amendment No. 2). The selected consolidated financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31 2001 and 2000 have been derived from our unaudited consolidated financial statements. The comparability of the information is affected by a variety of factors, including the adoption of a new accounting principle, a divestiture of one of our businesses and purchases under our stock repurchase programs.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” and stopped amortizing goodwill on that date.   We recognized in 2002 a $2.5 million charge, net of applicable income taxes, representing the cumulative effect of a change in accounting principle resulting from the adoption of this standard. Financial statements for fiscal years prior to 2002 reflect significant goodwill amortization charges.

In June 2004, we amended the terms of the warrant agreements originally issued in connection with a private placement in 2000. The amendment extended the expiration date from February 15, 2005 to February 15, 2007 and increased the exercise price per share underlying the warrants from $7.77 per share to $9.00 per share. The modification of terms has been reflected as a dividend, similar to a dividend on a preferred equity security, in 2004 which was determined by comparing the value of the warrants using the Black-Scholes model immediately before and after the modification of terms.

In December 2004 we sold our custom antibody and peptides business. We accounted for the sale of this business as discontinued operations and, accordingly, we have reclassified the selected financial data for all periods prior to the sale to reflect the custom antibodies and peptides business as discontinued operations. To better understand the information in the tables, investors should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K/A (Amendment No. 2).

	Years ended December 31,
	2004	2003	2002	2001	2000
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
				(unaudited)	(unaudited)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$44,382	$41,259	$37,036	$32,126	$29,399
Cost of goods sold	20,330	19,177	15,306	11,790	11,371
Gross profit	24,052	22,082	21,730	20,336	18,028
Operating expenses:
Sales and marketing	9,557	9,045	8,044	7,054	5,488
General and administrative	7,446	6,582	5,546	6,630	8,849
Research and development	5,786	7,002	6,187	3,986	3,575
Long-lived asset impairment	—	341	—	—	—
Amortization of intangibles	555	575	641	1,098	1,093
Total operating expenses	23,344	23,545	20,418	18,768	19,005

Income (loss) from continuing operations	708	(1,463)	1,312	1,568	(977)
Interest and other income (expense), net	77	(76)	123	460	72
Income (loss) from continuing operations before income taxes	785	(1,539)	1,435	2,028	(905)
Provision (benefit) for income taxes	394	(714)	24	468	(636)
Income (loss) from continuing operations	391	(825)	1,412	1,560	(268)
Discontinued operations, net	(811)	(320)	(6)	(504)	(131)
Cumulative effect of accounting change, net	—	—	(2,447)	—	—

Net income (loss)	(420)	(1,145)	(1,041)	1,056	(399)
Dividend on warrants	(1,061)	—	—	—	—
Redeemable preferred stock dividend and accretion of beneficial conversion feature	—	—	—	—	(3,853)

Net income (loss) available to common stockholders	$(1,481)	$(1,145)	$(1,041)	$1,056	$(4,252)

Basic earnings (loss) per share
Income (loss) from continuing operations including dividend	$(.07)	$(.09)	$0.14	$.15	$(.48)
Discontinued operations, net	(.09)	(.03)	—	(.05)	(.02)
Cumulative effect of accounting change, net	—	—	(0.25)	—	—

Basic earnings (loss) per share	$(.16)	$(0.12)	$(0.11)	$.10	$(.50)

Diluted earnings (loss) per share
Income (loss) from continuing operations including dividends	$(.07)	$(.09)	$0.14	$.14	$(.48)
Discontinued operations, net	(.09)	(.03)	—	(.05)	(.02)
Cumulative effect of accounting change, net	—	—	(0.24)	—	—

Diluted earnings (loss) per share	$(.16)	$(0.12)	$(0.10)	$.10	$(.50)

Shares used to compute per share amounts:
Basic	9,325	9,403	9,787	10,398	8,584

Diluted	9,325	9,403	10,189	10,965	8,584

The amount of redeemable preferred stock dividend and beneficial conversion of $3,853,000 in the year ended December 31, 2000 has been reclassified from above net income to below net income to conform to the 2004 statement of operations presentation.

	As of December 31,
	2004	2003	2002	2001	2000
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
			(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$15,418	$15,866	$16,874	$19,267	$20,054
Total assets	43,549	44,536	46,784	50,108	50,316
Current liabilities	7,121	6,031	6,793	5,963	6,318
Long-term debt, less current portion	—	—	—	—	—
Total stockholders’ equity	36,428	38,505	39,991	44,145	43,998

Item 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As described in Note 12 to our Consolidated Financial Statements, we have restated our Consolidated Financial Statements as of December 31, 2004 and 2003 and for the three years ended December 31, 2004.  This restatement reflected adjustments due to changes in our accounting treatment of (1) manufactured antibody inventory reserves and (2) the modification of terms in our warrant agreements.  Subsequent to the filing of our 2004 Form 10-K, we conducted additional analysis with respect to our manufactured antibody inventory loss experience and determined that our previous loss reserves were not appropriate.  In addition, we reviewed the accounting treatment associated with amendments to the terms of the warrant agreements originally issued in connection with a private placement in 2000 and determined that the modification of terms should be treated as a dividend.

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

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses and the aging of the accounts receivable. We also make judgments about the collectibility of customer accounts based on ongoing evaluations. Our reserves have generally been adequate to cover our actual credit losses. Since we cannot reliably predict future changes in the financial stability of our customers, however, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, that would increase our general and administrative expenses and reduce our reported net income. Conversely, if actual credit losses are significantly less than our reserve, this would eventually decrease our general and administrative expenses and increase our reported net income.

Allowances for Inventory

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value).  At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product, projections of future demand and age of inventory. If inventories on hand are in excess of forecasted demand, we provide appropriate reserves for such excess inventory. If the determination is made that inventory is obsolete, these inventories are reserved for the period the determination is made. Inventories are shown net of reserves of $6.6 million and $7.3 million at December 31, 2004 and 2003, respectively.

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

Our net deferred tax asset at December 31, 2004 was $11.7 million, net of the valuation allowance of $0.1 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain capital loss carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Loss Contingencies

We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of the loss.  We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. We evaluate, among other factors, the degree of probability of an unfavorable outcome and an estimate of the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When we determine that it is probable that a loss has been incurred and the amount can be reasonably estimated, the effect is recorded promptly in our consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any existing legal proceedings or claims will have a material adverse effect on our financial condition or results of operations.

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

Our strategy focuses on our core strengths of producing assay products.  These assay products generally are higher margin products and are focused on increasing scientific understanding of both intra and extra-cellular pathways and the impact on those pathways of drugs or disease.  We believe the strong market position of our assay products allows us to more effectively market our complimentary product lines to our existing customers.

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

2004 compared with 2003.  Net sales increased $3.1 million, or 8%, to $44.4 million for the year ended December 31, 2004 from $41.3 million for the year ended December 31, 2003.  Changes in foreign currency exchange rates increased U.S. dollar-denominated net sales by $1.6 million when comparing the year ended December 31, 2004 with the corresponding period in 2003.  The remainder of the increase was due primarily to growth in our assay product sales, which is consistent with our strategy of increasing assay sales as a percentage of our total sales.  Biologicals and other products sales increased at a more modest rate.

2003 compared with 2002.  Net sales increased $4.3 million, or 12%, to $41.3 million for the year ended December 31, 2003 from $37.0 million for the year ended December 31, 2002.  Changes in foreign currency exchange rates increased U.S. dollar-denominated net sales by $2.1 million when comparing the year ended December 31, 2003 with the corresponding period in 2002.  The remainder of the increase was due primarily to growth in our assay and biologicals sales, which was consistent with our strategy of increasing cellular pathways sales as a percentage of our total sales.  Other products sales increased at a more modest rate.

Gross Profit

2004 compared with 2003. Gross profit increased $2.0 million, or 9%, to $24.1 million for the year ended December 31, 2004 from $22.1 million for the year ended December 31, 2003.  Our gross profit as a percent of sales, or gross margin, of 54% in 2004 was consistent with that of 2003.

2003 compared with 2002.  Our gross margin was 54% for the year ended December 31, 2003 compared to 59% for the year ended December 31, 2002.  This decrease was primarily due to lower margins in certain ancillary product lines.  With our focus increasingly directed on assay kits and related biological product lines, over 400 non-strategic products were discontinued in 2003 and, as a result, we recorded an inventory write-down of approximately $1.3 million in the fourth quarter of 2003.

Operating Expenses

(Dollars in millions)	2002	% of Net Sales	2003	% of Net Sales	2004	% of Net Sales	2002-2003 % Change	2003-2004 % Change
Sales and marketing	$8.0	21.7%	$9.0	21.9%	$9.5	21.5%	12.4%	5.7%
General and administrative	5.6	15.0%	6.6	16.0%	7.4	16.8%	18.7%	13.1%
Research and development	6.2	16.7%	7.0	17.0%	5.8	13.0%	13.2%	(17.4)%
Long lived asset impairment	—	—	0.3	0.8%	—	—	—	—
Amortization of intangible assets	0.6	1.7%	0.6	1.4%	0.6	1.3%	—	—
Total operating expenses	$20.4	55.1%	$23.5	57.1%	$23.3	52.6%	15.3%	(0.9)%

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

2003 compared with 2002.  The $1.0 million increase is primarily due to $0.6 million of severance and hiring expenses related to the resignation of our previous CEO in September 2003 and the hiring of our new CEO in November 2003 and to increases in our reserve for doubtful accounts, travel expenses, consulting fees, other severance costs and accounting fees, which were partially offset by a decrease in certain benefit and incentive costs.

Research and Development.  Research and development (“R&D”) expenses decreased $1.2 million, or 4% of sales, in 2004 compared to 2003.  The decrease in R&D spending is primarily related to headcount reductions, which is consistent with management’s efforts to align our R&D investments with our core strength of assay development.  R&D as a percentage of sales was consistent in 2003 with 2002.

Long Lived Asset Impairment.    We recorded a long-lived asset impairment charge of $0.3 million in 2003 associated with the disposition of certain fixed assets in our oligonucleotide business.

Amortization of Intangible Assets.   Amortization of intangible assets was $0.6 million for the year ended December 31, 2004, which was consistent with the comparable 2003 and 2002 periods.

Non-Operating Income and Expenses

Income Taxes.  Income tax expense related to continuing operations in 2004 was $0.4 million.  In 2003, the income tax benefit was $0.7 million on a pre-tax loss from continuing operations of $(1.5) million.

Discontinued Operations.  In December 2004, we sold our wholly-owned subsidiaries that owned and operated our custom antibodies and peptides business, Quality Controlled Biochemicals, Inc. and Javelle, Inc., and accounted for the sale as discontinued operations. In accordance with SFAS 144, we have segregated the operating results of this business from continuing operations on our statement of operations for all periods prior to the sale. We recorded a net loss from discontinued operations of $0.8 million in the fourth quarter of fiscal 2004. See Note 3 to the consolidated financial statements.

Cumulative Effect of Accounting Change.  In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) FAS No. 142, “Accounting For Goodwill and Other Intangible Assets.”   FAS No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be reviewed for impairment in accordance with FAS No. 142.  Effective January 1, 2002, we adopted FAS No. 142 and as such we recognized in 2002 a $2.5 million charge, net of applicable income taxes, representing the cumulative effect of a change in accounting principle resulting from the adoption of this standard.

Dividend. In June 2004, we amended the terms of the warrant agreements originally issued in connection with a private placement in 2000. The amendment extended the expiration date from February 15, 2005 to February 15, 2007 and increased the exercise price per share underlying the warrants from $7.77 per share to $9.00 per share. The modification of warrant terms has been reflected as a dividend, similar to a dividend on a preferred equity security, in 2004 which was determined by comparing the value of the warrants using the Black-Scholes model immediately before and after the modification of terms.

Quarterly Results

The following table sets forth summarized quarterly financial data for the years ended December 31, 2003 and 2004 and, in management’s opinion, includes all normal recurring adjustments necessary to present fairly the information for each of the interim periods below.

	(As previously reported)
	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands)

Net sales	$10,177	$10,999	$10,043	$10,039	$11,532	$11,241	$10,660	$10,947
Gross profit	6,136	6,306	5,710	4,049	6,730	6,296	5,663	5,377
Income (loss) from continuing operations	154	381	25	(1,310)	746	489	107	(946)
Discontinued operations, net	(51)	(56)	(106)	(107)	(38)	(44)	(69)	(660)
Net income (loss)	103	325	(81)	(1,417)	708	445	38	(1,606)
Net income (loss) available to stockholders	$103	$325	$(81)	$(1,417)	$708	$445	$38	$(1,606)

Basic earnings (loss) per share from continuing operations	$.02	$.04	$.00	$(.14)	$.08	$.05	$.01	$(.10)
Basic earnings (loss) per share	$.01	$.03	$(.01)	$(.15)	$.08	$.05	$.00	$(.18)

Diluted earnings (loss) per share from continuing operations	$.02	$.04	$.00	$(.14)	$.08	$.05	$.01	$(.10)
Diluted earnings (loss) per share	$.01	$.03	$(.01)	$(.15)	$.07	$.05	$.00	$(.18)

	(As restated)
	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands)

Net sales	$10,177	$10,999	$10,043	$10,039	$11,532	$11,241	$10,660	$10,947
Gross profit	5,946	6,407	5,548	4,181	6,644	6,480	5,540	5,388
Income (loss) from continuing operations	33	444	(75)	(1,227)	693	603	33	(937)
Discontinued operations, net	(51)	(56)	(106)	(107)	(38)	(44)	(69)	(660)
Net income (loss)	(18)	388	(181)	(1,334)	655	558	(36)	(1,597)
Net income (loss) available to stockholders	$(18)	$388	$(181)	$(1,334)	$655	$(503)	$(36)	$(1,597)

Basic earnings (loss) per share from continuing operations	$.00	$.05	$(.01)	$(.13)	$.07	$(.05)	$.00	$(.10)
Basic earnings (loss) per share	$.00	$.04	$(.02)	$(.14)	$.07	$(.05)	$.00	$(.17)

Diluted earnings (loss) per share from continuing operations	$.00	$.04	$(.01)	$(.13)	$.07	$(.05)	$.00	$(.10)
Diluted earnings (loss) per share	$.00	$.04	$(.02)	$(.14)	$.07	$(.05)	$.00	$(.17)

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

The following sections discuss the effects of changes in our cash flows.

Operating activities.  Cash flows from operating activities can fluctuate significantly from period to period, as net income (loss), tax timing differences and other items can significantly impact cash flows. In 2004 cash provided by operating activities was $4.7 million, an increase of $3.8 million from cash provided by operating activities in 2003.  The $3.8 million increase was primarily due to an increase in net income from continuing operations of $1.2 million primarily associated with increased sales, a $1.1 million net change in operating assets and liabilities and an increase in non-cash operating items of $1.5 million.  The increase in non-cash operating items was principally related to the effect of deferred taxes.   The increase in our cash flows from changes in our operating assets and liabilities was primarily due to improvement in working capital management driven by management’s continued efforts to reduce net inventory. In addition, cash flows increased as accounts payable and accrued expenses increased $1.0 million due to the timing of payments to vendors.  This was partially offset by an increase in accounts receivable of $0.8 million which was primarily associated with increases in sales between 2003 and 2004 and the issuance of $0.5 million of notes receivable in connection with the sale of our custom antibodies and peptides business.

In 2003 cash provided by operating activities was $0.8 million, a decrease of $2.4 million from 2002.  This change was primarily due to lower non-cash operating items of $3.4 million, which was partially offset by a lower 2003 loss from continuing operations of $0.2 million and a positive net change to our operating assets and liabilities of $0.8 million.  The increase in our cash flows from changes in operating assets and liabilities was primarily driven by improvement in working capital management driven by management’s efforts to reduce net inventory.  In addition, cash flow from income taxes improved $0.4 million in 2003 as a result of the realization of certain income tax receivables during the year.  This was partially offset by a decrease in accounts payable of $1.2 million, which was primarily due to the timing of payments to vendors.

Investing activities.  The increase in net cash used in investing activities of $0.5 million in 2004 compared to 2003 resulted partially from a $0.2 million increase in our investments in production equipment to support the growth of the business.  In addition, in 2003 we generated proceeds from the sale of equipment of $0.3 million, which reduced the 2003 net cash used in investing activities.

The decrease in net cash used in investing activities of $1.6 million in 2003 as compared to 2002 resulted primarily from a reduction in 2003 in capital expenditures of $1.3 million as well as the receipt of $0.3 million in proceeds in 2003 from the sale of equipment. The decrease in 2003 capital expenditures was primarily attributable to the build-out of a new lab in 2002 related to our custom oligonucleotide operations, which involved significant expenditures.

Financing activities. Net cash used in financing activities increased $0.2 million in 2004 compared to 2003.  Our financing activities consisted of purchases of our common stock under our stock repurchase program, which were partially offset by proceeds received from the exercise of stock options and the purchase of shares under our employee stock purchase plan.  As we generated increased operating cash flow in 2004 compared to 2003, we increased the amount of our stock repurchases by $0.6 million.  This was partially offset by an increase of $0.4 million from cash received from stock option exercises and purchases under the employee stock purchase plan.  In 2003, net cash used in financing activities decreased $1.9 million from 2002.  The reduced net financing outflows were primarily due to a decrease in stock repurchases of $1.1 million as well as an increase from cash received from stock option exercises and purchases under the employee stock purchase plan of $0.8 million.  The modification of terms of the warrant agreement that resulted in a dividend, similar to a dividend on a preferred equity security, is a non-cash transaction and as such has no impact on the balance sheet, statement of stockholders’ equity or cash flows.

Stock Repurchase Program

In July 2004, we adopted a new stock repurchase program under which we can repurchase up to $10 million of our common stock in open market purchases.  Our previous stock repurchase program expired in June 2004.  During the six months ended June 30, 2004, we did not repurchase any shares of our common stock.  Under the new program, we repurchased approximately 635,000 shares for an aggregate purchase price of $4.0 million during the second half of 2004.

Other

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future.

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

In the fourth quarter of 2004, we sold our wholly-owned subsidiaries that owned and operated our custom antibodies and peptides business, Quality Controlled Biochemicals, Inc. and Javelle, Inc.  In connection with the sale of these subsidiaries, we guaranteed the real estate lease obligations of these subsidiaries through the lease expiration in May 2006.

Recent Accounting Pronouncements

In December 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees.”  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS 123(R) must be adopted no later than January 1, 2006, with earlier adoption permitted.  We expect to adopt this new standard on January 1, 2006. We have not yet determined which fair-value method and transitional provision we will follow.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, no compensation cost is recognized for employee stock options. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on the balance sheet or net cash flows, it is expected to have a significant adverse impact on net income and earnings per share. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note 1 under “Stock Option Plans.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model used to value future share-based payments to employees, estimated forfeiture rates and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

In November 2004, FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB 43, Chapter 4,” (SFAS 151) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.”  This accounting pronouncement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards.  SFAS151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate.  It also makes clear that fixed overhead should be allocated based on “normal capacity.”  The provisions of this accounting pronouncement will be effective with respect to inventory costs incurred during our fiscal year 2006.  We are currently analyzing this statement and have not yet determined its expectant impact on our future consolidated financial statements.

Foreign Currency

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars.  Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods.  This has affected our reported results of operations and also makes the comparison of our business performance in different periods more difficult.  For example, our sales for the year ended December 31, 2004 were $44.4 million using applicable foreign currency exchange rates for that period.  However, applying the foreign currency exchange rates in effect during the year ended December 31, 2003 to our non-U.S. sales for the same period in 2004 would result in $1.6 million less revenue for the 2004 period.  These changes in currency exchange rate have affected, and will continue to affect, our reported results, including our reported sales, sales growth rates, gross margins and income or losses, as well as our assets and liabilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 with the index to financial statements followed by the financial statements.

PART IV

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
Financial Statement Schedule – Valuation and Qualifying Accounts
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

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation was carried out by BioSource’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, not effective, due solely to the fact that the Company’s internal controls over loss reserves for previous manufactured antibody inventory were not effective.  As reflected in the restatement contained in this report, we have made adjustments to our manufactured antibody inventory reserves following additional analysis with respect to our manufactured antibody inventory loss experience.

The Company has determined that its incorrect accounting treatment of the 2004 amendment to the Company’s outstanding warrants, in reliance upon the advice of a “big four” public accounting firm, did not impact the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  The restatement contained in this report also reflects an adjustment for the 2004 amendment to the warrant agreements.

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

10.13	Securities Purchase Agreement, effective as of August 9, 2000, between the Registrant and Russell D. Hays (13).

10.14	Securities Purchase Agreement, effective as of September 5, 2000, between the Registrant and George Uveges (13).

10.15	Letter agreement regarding employment, dated August 2, 2000, between Registrant and Russell D. Hays (15).

10.16	Amendment to letter agreement regarding employment, dated September 18, 2000, between Registrant and Russell D. Hays (15).

10.17	Letter agreement regarding employment, dated August 18, 2000 between Registrant and George Uveges (15).

10.18	Amendment to letter agreement regarding employment, dated September 18, 2000, between Registrant and George Uveges (15).

10.19	Registrant’s 2000 Non-Qualified Stock Option Plan (14).

10.20	Lease Agreement for 542 Flynn Road, dated March 7, 2000, between Registrant and Lincoln Ventura Technology Center (15).

10.21	Executive Employment Agreement between Registrant and Leonard M. Hendrickson, dated September 24, 2001(16).

10.22	Separation and Release Agreement dated as of September 29, 2003, between Registrant and Leonard Hendrickson (17).

10.23	Executive Employment Agreement between Registrant and Terrance J. Bieker, dated as of October 8, 2003 (17).

Exhibit
Number	Description

10.24	Executive Employment Agreement between Registrant and Alan I. Edrick, dated as of May 10, 2004 (18).

10.25	Executive Employment Agreement between Registrant and Kevin J. Reagan Ph.D. dated as of February 15, 2004 (19).

10.26	Executive Severance Agreement between Registrant and Terrance J. Bieker dated as of June 7, 2005 (20).

10.27	Executive Severance Agreement between Registrant and Alan I. Edrick dated as of June 7, 2005 (20).

10.28	Executive Severance Agreement between Registrant and Kevin J. Reagan dated as of June 7, 2005 (20).

10.29	Form of Indemnification Agreement for Executive Officers of Registrant.

21.0	Subsidiaries of the Company

State/Country of
	Name	Incorporation
	Keystone Laboratories, Inc.	California
	BioSource Europe S.A	Belgium
	BioSource B.V.	Holland
	BioSource GmbH	Germany
	BioSource U.K., Ltd	U.K.

23.1	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.

31.1	Certificate of Terrance J. Bieker, Chief Executive Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Alan I. Edrick, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1

Certificate of Terrance J. Bieker, Chief Executive Officer and Alan I. Edrick, Chief Financial Officer of BioSource International, Inc. pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

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

(20)     Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 2005.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We present the information required by Item 8 of Form 10-K here in the following order:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

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

As discussed in Note 12 to the Consolidated Financial Statements, the Company has restated its consolidated financial statements as of December 31, 2004 and 2003 and for the three years ended December 31, 2004.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

KPMG LLP

Los Angeles, California

February 25, 2005 except for Note 12,

which is as of June 20, 2005

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	December 31,
	2004	2003
	(as restated)	(as restated)
Assets

Current assets
Cash and cash equivalents	$4,210	$3,297
Accounts receivable less allowance for doubtful accounts of $255 at December 31, 2004 and $258 at December 31, 2003	7,165	6,308
Inventories, net	7,857	9,411
Notes receivable	544	—
Deferred income taxes	1,822	2,229
Prepaid expenses and other current assets	941	652

Total current assets	22,539	21,897

Property and equipment, net	5,241	6,235
Acquired intangible assets, net	4,946	5,500
Goodwill, net	307	307
Deferred income taxes, net	9,865	10,078
Other assets	651	519

Total assets	$43,549	$44,536

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,358	$2,451
Accrued expenses	3,891	3,227
Deferred revenue	410	249
Income taxes payable	462	104

Total current liabilities	7,121	6,031

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 20,000,000 shares authorized; 9,708,860 and 9,376,860 shares issued and outstanding as of December 31, 2004 and 2003, respectively	10	9
Additional paid-in capital	44,361	42,633
Treasury stock, at cost; 634,770 shares	(4,046)	—
Accumulated deficit	(4,670)	(4,249)
Accumulated other comprehensive income	773	112

Total stockholders’ equity	36,428	38,505

Total liabilities and stockholders’ equity	$43,549	$44,536

The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)

Net sales	$44,382	$41,259	$37,036

Cost of goods sold	20,330	19,177	15,306

Gross profit	24,052	22,082	21,730

Operating expenses:
Sales and marketing	9,557	9,045	8,044
General and administrative	7,446	6,582	5,546
Research and development	5,786	7,002	6,187
Long-lived asset impairment	—	341	—
Amortization of intangible assets	555	575	641
Total operating expenses	23,344	23,545	20,418

Income (loss) from continuing operations	708	(1,463)	1,312

Interest and other income (expense), net	77	(76)	123

Income (loss) from continuing operations before income taxes and other items	785	(1,539)	1,435

Provision (benefit) for income taxes	394	(714)	24

Income (loss) from continuing operations before other items	391	(825)	1,412

Discontinued operations, net	(811)	(320)	(6)
Cumulative effect of accounting change, net	—	—	(2,447)

Net loss	(420)	(1,145)	(1,041)

Dividend (see note 7)	(1,061)	—	—

Net loss available to common stockholders	$(1,481)	$(1,145)	$(1,041)

Basic earnings (loss) per share:
Income (loss) from continuing operations including dividend	$(0.07)	$(0.09)	$0.14
Discontinued operations, net	(0.09)	(0.03)	—
Cumulative effect of changes in accounting principles, net	—	—	(0.25)

Basic earnings (loss) per share	$(0.16)	$(0.12)	$(0.11)

Diluted earnings (loss) per share:
Income (loss) from continuing operations including dividend	$(0.07)	$(0.09)	$0.14
Discontinued operations, net	(0.09)	(0.03)	—
Cumulative effect of changes in accounting principles, net	—	—	(0.24)

Diluted earnings (loss) per share	$(0.16)	$(0.12)	$(0.10)

Shares used in per share calculations:
Basic	9,325	9,403	9,787

Diluted	9,325	9,403	10,189

The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Three Years ended December 31, 2004

(amounts in thousands)

					Retained	Accumulated
			Additional		Earnings	Other	Total
	Common Stock		Paid-In	Treasury	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Deficit)	Income (Loss)	Equity
Balance at December 31, 2001, as reported	10,354	$10	$48,761	—	$(2,330)	$(2,563)	$43,878

Adjustment to opening accumulated deficit	—	—	—	—	267		267

Balance at December 31, 2001, as restated	10,354	10	48,761	—	(2,063)	(2,563)	44,145

Exercise of stock options	105	—	291		—	—	291
Comprehensive income:
Net loss, as restated	—	—	—	—	(1,041)	—	(1,041)
Translation adjustment	—	—	—	—	—	1,148	1,148
Total comprehensive income	—	—	—	—	—	—	107
Purchase of treasury stock	(782)	—	(4,608)	—	—	—	(4,608)
Income tax benefit from exercise of stock options	—	—	56	—	—	—	56
Balance at December 31, 2002, as restated	9,677	10	44,500		(3,104)	(1,415)	39,991

Exercise of stock options	358	—	1,075	—	—	—	1,075
Comprehensive income:
Net loss, as restated	—	—	—	—	(1,145)	—	(1,145)
Translation adjustment	—	—	—	—	—	1,527	1,527
Total comprehensive income	—	—	—	—	—	—	382
Purchase of treasury stock	(658)	(1)	(3,480)		—	—	(3,481)
Income tax benefit from exercise of stock options	—	—	538	—	—	—	538
Balance at December 31, 2003, as restated	9,377	9	42,633	—	(4,249)	112	38,505

Exercise of stock options	332	1	1,419	—	—	—	1,420
Comprehensive income:
Net loss, as restated	—	—	—	—	(420)	—	(420)
Translation adjustment	—	—	—	—	—	661	661
Total comprehensive income	—	—	—	—	—	—	241
Purchase of treasury stock	—	—	—	(4,046)	—	—	(4,046)
Income tax benefit from exercise of stock options	—	—	309	—	—	—	309
Balance at December 31, 2004, as restated	9,709	$10	$44,361	$(4,046)	$(4,670)	$773	$36,428

The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (amounts in thousands)

	Years Ended December 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Cash flows from operating activities:
Net income (loss) from continuing operations	$391	$(825)	$(1,035)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,362	2,240	2,006
Long-lived asset impairment	—	341	—
Income tax benefit from the exercise of stock options	309	538	56
Cumulative effect of accounting change	—	—	4,629
Deferred income taxes	235	(1,592)	(1,765)
Net loss on divestiture of business	85	—	—
Changes in operating assets and liabilities:
Accounts receivable	(339)	428	379
Issuance of notes receivables	(544)	—	—
Inventories, net	1,747	651	(1,043)
Prepaid expenses and other assets	(127)	(67)	(19)
Accounts payable	(206)	(773)	467
Accrued expenses	507	57	(79)
Deferred revenue	113	(170)	31
Income taxes payable	126	7	(405)

Net cash provided by operating activities	4,658	835	3,221

Cash flows from investing activities:
Capital expenditures	(1,582)	(1,307)	(2,663)
Proceeds from sale of equipment	—	253	—

Net cash used in investing activities	(1,582)	(1,054)	(2,663)

Cash flows from financing activities:
Purchases of common stock as treasury stock	(4,046)	(3,481)	(4,608)
Proceeds from exercise of stock options and stock purchase plan	1,420	1,075	291

Net cash used in financing activities	(2,626)	(2,406)	(4,317)

Net cash provided by (used in) discontinued operations	285	(266)	(290)

Effect of exchange rate changes on cash and cash equivalents	178	247	519

Net increase (decrease) in cash and cash equivalents	913	(2,644)	(3,530)

Cash and cash equivalents at beginning of period	3,297	5,941	9,471

Cash and cash equivalents at end of period	$4,210	$3,297	$5,941

Non-cash activities:
Dividends	$1,061	$—	$—

Other supplementary information:
Cash paid for income taxes	$607	$738	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business

BioSource International, Inc. and its subsidiaries (BioSource or the Company), develop, manufacture, market and distribute products used worldwide in disease related biomedical research and clinical diagnostics, principally in the fields of immunology and molecular biology.  The Company’s products include assay test kits, clinical diagnostic kits, bioactive proteins, antibodies, bioactive peptides, oligonucleotides, serum, media and related products. These products enable biomedical researchers to better understand the biochemistry, immunology and cell biology of the human body.

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

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value).  At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product, projections of future demand and age of inventory. If inventories on hand are in excess of forecasted demand, the Company provides appropriate reserves for such excess inventory. If the determination is made that inventory is obsolete, these inventories are reserved for the period the determination is made. Inventories are shown net of reserves of $7.8 million and $9.4 million at December 31, 2004 and 2003, respectively.

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

Per Share Computations

Basic income or loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted income or loss per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method.  During periods in which the Company reports a discontinued operation, extraordinary item, or the cumulative effect of an accounting change, income from continuing operations is used to determine whether potential common shares are dilutive or antidilutive.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002

Net loss available to common shareholders	$(1,481)	$(1,145)	$(1,041)

Weighted average shares outstanding - Basic	9,325	9,403	9,787
Dilutive effect of stock options and warrants	—	—	402

Weighted average shares outstanding - Diluted	9,325	9,403	10,189

Basic loss per share	$(0.16)	$(0.12)	$(0.11)
Diluted loss per share	$(0.16)	$(0.12)	$(0.10)

The diluted net loss per share computations for these periods did not include the effect of options to purchase 1.1 million, 0.9 million and 1.0 million shares of common stock because the option exercise prices were greater than the average market price of the Company’s common stock.  In addition, warrants to purchase 1.3 million shares were excluded from each period as the warrant exercise prices were also greater than the average market price of the Company’s common stock.

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

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net loss available to common stockholders:
As restated	$(1,481)	$(1,145)	$(1,041)
Add: Stock-based compensation, included in net loss available to common stockholders	—	—	—
Less: Stock-based employee compensation expense determined under fair value method, net of tax	(895)	(959)	(1,954)
Pro forma net loss available to common stockholders	$(2,376)	$(2,104)	$(2,995)

Net loss per share available to common stockholders:

Basic – as restated	$(0.16)	$(0.12)	$(0.11)
Basic – pro forma	$(0.25)	$(0.22)	$(0.31)

Diluted – as restated	$(0.16)	$(0.12)	$(0.10)
Diluted – pro forma	$(0.25)	$(0.22)	$(0.29)

Note 2 – Inventories

Inventories are summarized as follows (in thousands):

	December 31,
	2004	2003

Raw materials	$2,424	$2,821
Work in process	563	455
Finished goods	4,870	6,135

	$7,857	$9,411

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

	Years Ended December 31,
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

Note 5 – Goodwill and Acquired Intangible Assets

As discussed in Note 1, the Company adopted SFAS 142 on January 1, 2002.

The pro forma effects of implementation of SFAS 142 to prior periods would be as follows: (amounts in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002

Net loss available to common stockholders, as restated	$(1,481)	$(1,145)	$(1,041)
Impairment charge, net of tax	—	—	2,447
Pro forma net income (loss) available to common stockholders (as restated)	$(1,481)	$(1,145)	$1,406

Basic earnings (loss) per share:
As restated	$(0.16)	$(0.12)	$(0.11)
Pro forma (as restated)	$(0.16)	$(0.12)	$0.14

Diluted earnings (loss) per share:
As restated	$(0.16)	$(0.12)	$(0.10)
Pro forma (as restated)	$(0.16)	$(0.12)	$0.14

The components of acquired intangible assets are as follows (in thousands):

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Developed Technology	$7,656	$(3,105)	$4,551	$7,656	$(2,597)	$5,059
Core technology	665	(270)	395	665	(225)	440
Tradename	257	(257)	—	257	(256)	1
Total	$8,578	$(3,632)	$4,946	$8,578	$(3,078)	$5,550

The Company’s acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed and core technologies – fifteen years; tradenames five years.

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

Stockholder Rights Plan

The Company adopted a stockholders’ rights plan to protect the Company and its stockholders from any unsolicited acquisition attempts.  The rights plan has no immediate dilutive effect and does not diminish the Company’s ability to accept an offer to purchase the Company that is approved by the board of directors.  The stockholder rights plan was implemented through a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock outstanding on March 2, 1999.  Each right entitles stockholders to buy one one-thousandth of a share of Series A preferred stock at an exercise price of $24.50.  The rights become exercisable (with certain limited exceptions provided in the rights agreement) following the tenth day after: (a) a person or group announces an acquisition of 15% or more of the Company’s common stock, (b) a person or group announces the commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Company’s common stock, or (c) the filing of a registration statement for any such exchange offer under the Securities Act of 1933.  The buyer would not be entitled to exercise rights under the rights plan.  The effect of the rights plan is to discourage acquisitions of more than 15% of the Company’s common stock without negotiations with the Company’s Board of Directors.  The Company can redeem the rights for $.001 per right at certain times as provided in the rights agreement.  The rights expire on January 31, 2009.

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

The following table summarizes the stock option transactions under the 1993 Plan and the 2000 Plan during the periods presented:

		Exercise			Weighted
		Price			average
	Shares	Per Share			Exercise price

Options outstanding at December 31, 2001	2,050,352	$1.38	-	$31.00	$8.74
Options granted	474,300	5.09	-	8.30	6.12
Options exercised	(76,514)	1.38	-	4.63	3.10
Options canceled	(519,063)	2.69	-	31.00	13.14

Options outstanding at December 31, 2002	1,929,075	1.38	-	31.00	7.14
Options granted	303,000	5.00	-	7.33	7.14
Options exercised	(170,830)	1.38	-	7.00	3.07
Options canceled	(136,622)	2.69	-	27.63	7.42

Options outstanding at December 31, 2003	1,924,623	1.38	-	31.00	7.48
Options granted	596,800	6.10	-	7.99	6.87
Options exercised	(180,334)	1.38	-	7.45	3.51
Options canceled	(264,341)	4.88	-	27.63	8.45

Options outstanding at December 31, 2004	2,076,748	$2.41	-	$31.00	$7.52

At December 31, 2004, the range of exercise prices and weighted average remaining contractual life of outstanding options were as follows:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number Outstanding (in thousands)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.37	-	$3.10	72,861	2.5	$2.73	72,861	$2.73
$3.11	-	$6.20	432,860	5.9	5.09	349,439	4.89
$6.21	-	$9.30	1,223,247	8.3	7.13	461,011	7.29
$9.31	-	$15.50	209,624	5.0	9.80	200,097	9.82
$15.51	-	$31.00	138,156	4.6	17.10	138,156	17.69
			2,076,748	7.0	$7.52	1,221,564	$7.92

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

Warrants

The Company issued warrants to purchase 1,287,000 shares in connection with a private placement in 2000.  In June 2004, the warrant agreements were amended to extend the expiration date from February 15, 2005 to February 15, 2007.  In connection with this amendment, the exercise price per share underlying the warrants was increased from $7.77 per share to $9.00 per share. The modification of warrant terms has been reflected as a dividend in the statement of operations, similar to a dividend on a preferred equity security, of $1,061,000 in 2004 which was determined by comparing the value of the warrants using the Black-Scholes model immediately before and after the modification of terms. The warrants are classified as equity instruments in the Company’s consolidated balance sheets.  The dividend had no impact on the consolidated balance sheet as of December 31, 2004 or the statement of stockholders’ equity as of and for the year ended December 31, 2004.

Note 8 – Income Taxes

The provision (benefit) for income taxes from continuing operations is summarized as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Current:
Federal	$(269)	$99	$(440)
State	3	109	401
Foreign	107	391	552
	$(159)	$599	$513
Deferred:
Federal	203	(792)	310
State	(13)	25	(549)
Foreign	363	(546)	(250)
	553	(1,313)	(489)
	$394	$(714)	$24

Tax savings from deductions associated with the various stock option plans are not reflected in the current federal and state provisions.  The Company has credited to additional paid-in-capital tax benefits totaling $309,000, $538,000, and $56,000 in fiscal years 2004, 2003 and 2002, respectively.

The principal items that comprise the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
	(as restated)	(as restated)

Deferred tax assets:
Reserves for inventory	$1,694	$1,825
Purchased in-process technology/goodwill	2,617	2,385
Net operating loss carryforwards	5,705	6,072
Allowance for doubtful accounts	32	72
R & D and AMT credit carryforwards	1,393	2,107
Other	563	455
Total deferred tax assets	12,004	12,917

Deferred tax liabilities:
Depreciation	(182)	(217)

Valuation allowance	(135)	(393)

Net deferred tax assets	$11,687	$12,307

The Company has provided a valuation reserve related to the benefits of certain capital loss carryforwards that the Company believes are unlikely to be realized.

The income tax expense (benefit) from continuing operations differs from the amounts computed by applying the federal statutory tax rate to the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)

Computed “expected” tax expense (benefit)	$267	$(523)	$488
Nondeductible items	64	52	24
State taxes including credits (net of federal benefit)	(7)	(225)	(97)
Federal tax credits	(7)	(285)	(213)
Extraterritorial income exclusion	(73)	(139)	(244)
Effect of foreign operations	32	24	52
Change in valuation allowance	—	393	—
Other	118	(11)	14

Total	$394	$(714)	$24

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

Note 10 – Business Segments

The Company is engaged in a single industry: the development, manufacture, marketing and distribution of products used in biomedical research. The Company conducts business globally and is managed geographically. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management systems. Prior to the second quarter of fiscal 2004, the Company’s management analyzed its business based on three strategic business units, Cytokines, Signal Transduction and Custom. In the second quarter of fiscal 2004, the Company’s internal management systems were realigned to be consistent with the Company’s strategy of focusing on assays, biologicals and custom and other product lines. As a result, effective in the second quarter of fiscal 2004, the Company’s management analyzes sales by geographic region and by product grouping and also analyzes operating income within the United States and Europe consistent with the strategy outlined above. Prior period information has been reclassified to conform to the current period’s presentation.  Segment information is summarized as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Sales – by Geography:
Net sales to external customers in:
United States	$21,670	$21,149	$20,775
Europe	15,516	13,547	10,745
Asia-Pacific	5,544	5,050	4,416
Other	1,652	1,513	1,100
Total	$44,382	$41,259	$37,036

Operating income (loss) – as restated:
United States	$(1,879)	$(3,119)	$(1,243)
Europe	2,587	1,656	2,555
Total	$708	$(1,463)	$1,312

Sales – by Product Group:
Assays	$19,701	$17,633	$14,690
Biologicals	11,106	10,582	9,785
Other	13,575	13,044	12,561
Total	$44,382	$41,259	$37,036

	December 31,
	2004	2003
Long-lived assets
United States	$9,319	$10,845
Europe	1,825	1,717
Total	$11,145	$12,562

All assets
United States	$32,597	$34,203
Europe	10,952	10,333
Total	$43,549	$44,536

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

Note 12 – Restatement of Previously Issued Consolidated Financial Statements

The Company restated its consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004.  The restatement reflects adjustments due to changes to the accounting treatment of (1) manufactured antibody inventory reserves and (2) the modification of terms in the warrant agreements. Subsequent to the filing of the 2004 Form 10-K, the Company conducted additional analysis with respect to its manufactured antibody inventory loss experience and determined that the previous loss reserves were not appropriate.  The Company’s revised reserve methodology is based on analysis of sales levels by product, projections of future demand and age of inventory. In addition, the Company also conducted an analysis of the accounting treatment for its warrant agreements issued in connection with a private placement in 2000 and determined that the impact of the modification of terms should be reflected as a dividend. Refer to note 7 for additional details regarding the accounting treatment for the warrants. The effects of the restatement on previously reported consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 are summarized below (in thousands, except for per share data).

	December 31,
	2004		2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Balance Sheet:
Inventories, net	$7,535	$7,857	$9,074	$9,411
Deferred income taxes, net	1,947	1,822	2,363	2,229
Total current assets	22,342	22,539	21,694	21,897
Total assets	43,352	43,549	44,333	44,536
Accumulated deficit	(4,867)	(4,670)	(4,452)	(4,249)
Total stockholders’ equity	36,231	36,428	38,302	38,505
Total liabilities and stockholders’ equity	43,352	43,549	44,333	44,536

The effect of the restatement adjustments to the Company’s consolidated balance sheet as of December 31, 2001 was to reduce accumulated deficit by $0.3 million.

	Years Ended December 31,
	2004		2003		2002
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
Statement of Operations:
Cost of goods sold	20,315	20,330	19,058	19,177	15,325	15,306
Gross profit	24,067	24,052	22,201	22,082	21,711	21,730
Income from continuing operations	723	708	(1,344)	(1,463)	1,293	1,312
Provision (benefit) for income taxes	404	394	(670)	(714)	15	24
Income from continuing operations before other items	396	391	(750)	(825)	1,401	1,412
Net loss	(415)	(420)	(1,070)	(1,145)	(1,052)	(1,041)
Dividend on warrants	—	(1,061)	—	—	—	—
Net loss available to common stockholders	(415)	(1,481)	(1,070)	(1,145)	(1,052)	(1,041)

Basic earnings (loss) per share:
Income (loss) from continuing operations including dividend	$0.04	$(0.07)	$(0.08)	(0.09)	$0.14	$0.14
Discontinued operations, net	(0.08)	(0.09)	(0.03)	(0.03)	—	—
Cumulative effect of accounting change	—	—	—	—	(0.25)	(0.25)
Basic earnings (loss) per share	$(0.04)	$(0.16)	$(0.11)	$(0.12)	$(0.11)	$(0.11)

Diluted earnings (loss) per share:
Income (loss) from continuing operations including dividend	$0.04	$(0.07)	$(0.08)	$(0.09)	$0.14	$0.14
Discontinued operations, net	(0.08)	(0.09)	(0.03)	(0.03)	—	—
Cumulative effect of accounting change	—	—	—	—	(0.24)	(0.24)
Diluted earnings (loss) per share	$(0.04)	$(0.16)	$(0.11)	$(0.12)	$(0.10)	$(0.10)

Statement of Cash Flows:
Net income (loss) from continuing operations	$396	$391	$(750)	$(825)	$(1,046)	$(1,035)
Deferred income taxes	244	235	(1,548)	(1,592)	(1,774)	(1,765)
Inventories, net	1,732	1,747	532	651	(1,024)	(1,043)

Note 13 – Selected Quarterly Financial Data (unaudited)

The Selected Quarterly Financial data set forth in this Note 13 has been revised to reflect the restatement.  For a discussion of the restatement, see “Note 12 Restatement of Previously Reported Consolidated Statements” above.

	(As previously reported)
	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands)

Net sales	$10,177	$10,999	$10,043	$10,039	$11,532	$11,241	$10,660	$10,947
Gross profit	6,136	6,306	5,710	4,049	6,730	6,296	5,663	5,377
Income (loss) from continuing operations	154	381	25	(1,310)	746	489	107	(946)
Discontinued operations, net	(51)	(56)	(106)	(107)	(38)	(44)	(69)	(660)
Net income (loss)	103	325	(81)	(1,417)	708	445	38	(1,606)
Net income (loss) available to common stockholders	$103	$325	$(81)	$(1,417)	$708	$445	$38	$(1,606)

Basic earnings (loss) per share from continuing operations	$.02	$.04	$.00	$(.14)	$.08	$.05	$.01	$(.10)
Basic earnings (loss) per share	$.01	$.03	$(.01)	$(.15)	$.08	$.05	$.00	$(.18)

Diluted earnings (loss) per share from continuing operations	$.02	$.04	$.00	$(.14)	$.08	$.05	$.01	$(.10)
Diluted earnings (loss) per share	$.01	$.03	$(.01)	$(.15)	$.07	$.05	$.00	$(.18)

	(As restated)
	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands)

Net sales	$10,177	$10,999	$10,043	$10,039	$11,532	$11,241	$10,660	$10,947
Gross profit	5,946	6,407	5,548	4,181	6,644	6,480	5,540	5,388
Income (loss) from continuing operations	33	444	(75)	(1,227)	693	659	33	(937)
Discontinued operations, net	(51)	(56)	(106)	(107)	(38)	603	(69)	(660)
Net income (loss)	(18)	388	(181)	(1,334)	655	558	(36)	(1,597)
Net income (loss) available to common stockholders	$(18)	$388	$(181)	$(1,334)	$655	$(503)	$(36)	$(1,597)

Basic earnings (loss) per share from continuing operations	$.00	$.05	$(.01)	$(.13)	$.07	$(.05)	$.00	$(.10)
Basic earnings (loss) per share	$.00	$.04	$(.02)	$(.14)	$.07	$(.05)	$.00	$(.17)

Diluted earnings (loss) per share from continuing operations	$.00	$.04	$(.01)	$(.13)	$.07	$(.05)	$.00	$(.10)
Diluted earnings (loss) per share	$.00	$.04	$(.02)	$(.14)	$.07	$(.05)	$.00	$(.17)

Diluted earnings (loss) per share for the quarters may not add to the amounts for the year, as each period is computed on a discrete basis.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year

Year ended December 31, 2004
Allowance for doubtful accounts	$258	146	148	255

Year ended December 31, 2003
Allowance for doubtful accounts	$261	164	167	258

Year ended December 31, 2002
Allowance for doubtful accounts	$261	140	140	261

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSOURCE INTERNATIONAL, INC.

Date: June 24, 2005	By:	/s/ Terrance J. Bieker
Terrance J. Bieker President and Chief Executive Officer

Date: June 24, 2005	By:	/s/ Alan I. Edrick
Alan I. Edrick Executive Vice President and Chief Financial Officer