Form 10-Q
period 2005-03-31
BIOSOURCE INTERNATIONAL INC
filed 2005-06-28
CIK 860451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 0-26670

BioSource International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0340829
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

542 Flynn Road, Camarillo, CA 93012

(Address of principal executive offices)

(805) 987-0086

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of June 23, 2005 was 9,844,913 shares.

BIOSOURCE INTERNATIONAL, INC.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)
(amounts in thousands, except par value)

	March 31, 2005	December 31, 2004

Assets

Current assets
Cash and cash equivalents	$5,176	$4,210
Accounts receivable, net	8,064	7,165
Inventories, net	7,891	7,857
Notes receivable	—	544
Deferred income taxes	1,828	1,822
Prepaid expenses and other current assets	1,220	941

Total current assets	24,179	22,539

Property and equipment, net	4,942	5,241
Acquired intangible assets, net	4,808	4,946
Goodwill, net	307	307
Deferred income taxes, net	9,616	9,865
Other assets	700	651

Total assets	$44,552	$43,549

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$3,400	$2,358
Accrued expenses	3,563	3,891
Deferred revenue	253	410
Income taxes payable	462	462

Total current liabilities	7,678	7,121

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 20,000,000 shares authorized; 9,744,879 and 9,708,860 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	10	10
Additional paid-in capital	44,541	44,361
Treasury stock, at cost; 642,970 and 634,770 shares at March 31, 2005 and December 31, 2004, respectively	(4,101)	(4,046)
Accumulated deficit	(3,990)	(4,670)
Accumulated other comprehensive income	414	773

Total stockholders’ equity	36,874	36,428

Total liabilities and stockholders’ equity	$44,552	$43,549

See condensed notes to the consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(amounts in thousands except per share data)

	Three Months Ended March 31,
	2005	2004
		(as restated)

Net sales	$12,733	$11,532

Cost of goods sold	5,345	4,888

Gross profit	7,388	6,644

Operating expenses:
Sales and marketing	2,528	2,339
General and administrative	2,028	1,891
Research and development	1,558	1,385
Amortization of intangible assets	139	139
Total operating expenses	6,253	5,754

Income from continuing operations	1,135	890

Interest and other income (expense), net	(76)	(17)

Income from continuing operations before income taxes and other items	1,059	873

Provision for income taxes	379	180

Income from continuing operations before other items	680	693

Discontinued operations, net	—	(38)

Net income	$680	$655

Basic earnings per share:
Income from continuing operations	$0.07	$0.07
Discontinued operations, net	—	—

Basic earnings per share	$0.07	$0.07

Diluted earnings per share:
Income from continuing operations	$0.07	$0.07
Discontinued operations, net	—	—

Diluted earnings per share	$0.07	$0.07

Shares used in per share calculations:
Basic	9,087	9,395

Diluted	9,226	9,752

See condensed notes to the consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2005	2004
		(as restated)
Cash flows from operating activities:
Net income from continuing operations	$680	$693
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	741	548
Deferred income taxes	242	(33)
Income tax benefit from the exercise of stock options	49	—
Changes in operating assets and liabilities:
Accounts receivable	(1,077)	(950)
Notes receivable	544	—
Inventories, net	(193)	(223)
Prepaid expenses and other assets	(423)	(309)
Accounts payable	1,106	647
Accrued expenses	(239)	(46)
Deferred revenue	(157)	(41)
Income taxes payable	128	446

Net cash provided by operating activities	1,401	732

Cash flows from investing activities:
Capital expenditures	(328)	(502)

Net cash provided by investing activities	(328)	(502)

Cash flows from financing activities:
Purchases of common stock as treasury stock	(55)	—
Proceeds from exercise of stock options	131	65

Net cash provided by financing activities	76	65

Net cash provided by discontinued operations	—	162

Effect of exchange rate changes on cash and cash equivalents	(183)	40

Net increase in cash and cash equivalents	966	497

Cash and cash equivalents at beginning of period	4,210	3,297

Cash and cash equivalents at end of period	$5,176	$3,794

Supplementary disclosure of cash flows information:
Cash paid for interest	$—	$2
Cash paid for income taxes	$118	$132

See condensed notes to the consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Consolidated Financial Statements

Basis of Presentation

The accompanying consolidated financial statements of BioSource International, Inc. (together with its subsidiaries, the “Company”) are unaudited and reflect all material adjustments, consisting of normal recurring adjustments which management considers necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods.  The results of operations for the current interim period are not necessarily indicative of the results to be expected for the entire fiscal year.

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2004, as amended by the Company’s Annual Report on Form 10-K/A filed on June 28, 2005.

Description of Business

The Company develops, manufactures, markets and distributes products used worldwide in disease related biomedical research and clinical diagnostics, principally in the fields of immunology and molecular biology.  Our products include assay test kits, clinical diagnostic kits, bioactive proteins, antibodies, bioactive peptides, oligonucleotides, serum, media and related products. These products enable biomedical researchers to better understand the biochemistry, immunology and cell biology of the human body.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring the use of management estimates relate to the valuation of inventories, accounts receivable allowances, long-lived asset impairments, loss contingencies and income taxes.  In addition, the Company uses assumptions when employing the Black-Scholes valuation model to estimate the fair value of stock options granted for pro forma disclosures.

Recent Accounting Pronouncements

SFAS 123(R), “Share-Based Payment”

In December 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees.”  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS 123(R) must be adopted no later than January 1, 2006, with earlier adoption permitted. The Company expects to adopt this new standard on January 1, 2006. The Company has not yet determined which fair-value method and transitional provision it will follow.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, no compensation cost is recognized for employee stock options. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on the balance sheet or net cash flows, it is expected to have a significant adverse impact on net income and earnings per share. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note 7 under “Stock Incentive Plans.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model used to value future share-based payments to employees, estimated forfeiture rates and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

SFAS 151, “Inventory Costs”

In November 2004, FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB 43, Chapter 4,”(SFAS 151) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” The provisions of this Statement will be effective for inventory costs incurred during the Company’s 2006 fiscal year. The Company is currently analyzing this statement and has not yet determined its expected impact on the consolidated financial statements.

Note 2 – Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of common and dilutive potential common shares outstanding. Potential common shares consist of the shares issuable upon the exercise of stock options or warrants under the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
		(as restated)

Net income	$680	$655

Weighted average shares outstanding - Basic	9,087	9,395
Dilutive effect of stock options and warrants	139	357

Weighted average shares outstanding - Diluted	9,226	9,752

Basic earnings per share	$0.07	$0.07
Diluted earnings per share	$0.07	$0.07

Stock options to purchase 1,240,000 and 761,000 common shares for the three months ended March 31, 2005, and 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock during the respective periods.  In addition, warrants to purchase 1,287,000 shares were excluded from each period as the warrant exercise prices were also greater than the average market price of the Company’s common stock.

Note 3 – Notes Receivable

In December 2004, the Company sold all of the outstanding stock of its wholly owned subsidiaries, Quality Controlled Biochemicals, Inc. and Javelle, Inc (together “QCB”), which operated the Company’s custom antibodies and peptides business for approximately $0.8 million consisting of $0.2 million in cash consideration, and loans for $0.6 million.  In addition, the Company agreed to provide a short-term working capital loan for up to an additional $150,000. As of December 31, 2004 the notes receivable totaled $544,000.  The Company advanced an additional $150,000 on the working capital loan in the first two months of 2005.  During the three months ended March 31, 2005, the loans including accrued interest were paid off.

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company accounted for the sale as discontinued operations. QCB’s operating results and cash flows have therefore been segregated from continuing operations on the statements of operations and statements of cash flows for all periods prior to the sale. Discontinued operations are summarized as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Loss before income taxes	$—	$(64)
Income taxes benefit	—	26
Discontinued operations, net	$—	$(38)

Net sales from discontinued operations	$—	$753

Note 4 – Inventories

Inventories are summarized as follows (in thousands):

	March 31, 2005	December 31, 2004
		(as restated)

Raw materials	$2,889	$2,424
Work in process	677	563
Finished goods	4,325	4,870

	$7,891	$7,857

Note 5 – Property and Equipment

Property and equipment, at cost, is summarized as follows (in thousands):

	March 31, 2005	December 31, 2004

Machinery and equipment	$8,899	$8,781
Office furniture and equipment	4,586	4,555
Leasehold improvements	1,892	1,921
	15,377	15,257
Less accumulated depreciation and amortization	(10,435)	(10,016)
	$4,942	$5,241

Note 6 – Stockholders’ Equity

Treasury Stock

In July 2004, the Company adopted a new stock repurchase program under which it can repurchase up to $10 million of common stock in open market purchases.  During the three months ended March 31, 2005, the Company repurchased 8,200 shares of common stock for an aggregate purchase price of $55,000.  The amount the Company spends and the number of shares repurchased varies based upon a variety of factors, including the stock price and blackout periods during which the Company is restricted from repurchasing shares.

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
		(as restated)

Net income	$680	$655

Foreign currency translation adjustments, net of tax	(359)	(164)

Comprehensive income	$321	$491

Note 7 – Stock Incentive Plans

The following table illustrates the effect on net income and income per share if the Company had applied the fair value methodology of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
		(as restated)

Net income, as reported	$680	$655
Less: Stock-based employee compensation expense determined under fair value method, net of tax	(209)	(240)
Pro forma net income	$471	$415

Net income per share:

Basic – as reported	$0.07	$0.07
Basic – pro forma	$0.05	$0.04

Diluted – as reported	$0.07	$0.07
Diluted – pro forma	$0.05	$0.04

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. Assumptions used for the valuation model are set forth below.

	March 31,
	2005	2004
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.9%	2.9%
Expected volatility	45.1%	45.1%
Expected life (years)	4.0	4.1

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  The Company uses projected volatility rates, based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of the Company’s options. In the future, the Company may elect or be required to use a different valuation model which could result in a significantly different impact on the Company’s pro forma net income.

Note 8 – Business Segments and Geographic Information

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

Segment information is summarized as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
		(as restated)
Sales – by Geography:
Net sales to external customers in:
United States	$6,159	$5,559
Europe	4,415	3,926
Asia-Pacific	1,406	1,645
Other	753	402
Total	$12,733	$11,532

Operating income (loss):
United States	$(227)	$(190)
Europe	1,362	1,080
Total	$1,135	$890

Sales – by Product Group:
Assays	$5,480	$5,158
Biologicals	3,077	2,993
Other	4,176	3,381
Total	$12,733	$11,532

	March 31, 2005	December 31, 2004
Long-lived assets:
United States	$9,028	$9,319
Europe	1,729	1,826
Total	$10,757	$11,145

All assets:
United States	$33,199	$32,597
Europe	11,353	10,952
Total	$44,552	$43,549

Note 9 – Restatement of Previously Issued Financial Statements

The Company restated its consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004.  The restatement reflects adjustments due to changes to the accounting treatment of (1) manufactured antibody inventory reserves and (2) the modification of terms in the warrant agreements. Subsequent to the filing of our 2004 Form 10-K, the Company conducted additional analysis with respect to its manufactured antibody inventory loss experience and determined that the previous loss reserves were not appropriate.  The Company’s revised reserve methodology is based on analysis of sales levels by product, projections of future demand and age of inventory. In addition, the Company also conducted an analysis of the accounting treatment for its warrant agreements issued in connection with a private placement in 2000 and determined that the impact of the modification of terms should be reflected as a dividend.  The effects of the restatement on previously reported consolidated financial statements for the three months ended March 31, 2004 are summarized below (in thousands, except for per share data).

	Three Months Ended March 31, 2004
	As Previously Reported	As Restated

Statement of Operations:
Cost of goods sold	$4,802	$4,888
Gross profit	6,730	6,644
Income from continuing operations	976	890
Provision for income taxes	213	180
Income from continuing operations before other items	746	693
Net income	708	655

Basic earnings per share:
Income from continuing operations	$0.08	$0.07
Discontinued operations, net	—	—
Basic earnings per share	$0.08	$0.07

Diluted earnings per share:
Income from continuing operations	$0.08	$0.07
Discontinued operations, net	—	—
Diluted earnings per share	$0.08	$0.07

Statement of Cash Flows:
Net income from continuing operations	746	693
Deferred income taxes	—	(33)
Inventories, net	(309)	(223)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included herein and other information, including information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and the other filings we made with the Securities and Exchange Commission from time to time in 2005.

This Form 10-Q contains forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Within this Form 10-Q, words such as “believes,” “expects,” “anticipates,” “plans,” “intends,” “strategy,” “estimates,” “continue” and “may,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  These forward-looking statements involve a number of risks, uncertainties and other factors described throughout this Form 10-Q and in our other filings with the Securities and Exchange Commission. The actual results that we achieve may differ from any forward-looking statements due to such risks and uncertainties and other factors.  We do not undertake any obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

We anticipate that our results of operations may fluctuate on a quarterly and annual basis and will be difficult to predict.  The timing and degree of fluctuation will depend upon several factors, including those discussed below under “Risk Factors Related to Our Business.”  In addition, our results of operations could be affected by the timing of orders from distributors and the mix of sales between distributors and our direct sales force.  Although we have experienced revenue growth in recent years, there is no assurance that we will be able to sustain such growth or report profits on a quarterly basis.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The table below and the discussion that follows are based upon the way we analyze our product groups. Prior to the second quarter of 2004, we analyzed our business based on three strategic business units, Cytokines, Signal Transduction and Custom. In the second quarter of 2004, we revised our internal management reporting systems to be consistent with our strategy of focusing on assays, biologicals and other product lines.  See Note 8 to the consolidated financial statements for additional information about business segments.

(Dollars in thousands)	Q1 2005	% of Net Sales	Q1 2004	% of Net Sales	2004-2005 % Change
Assays	$5.5	43.3%	$5.1	44.3%	7.8%
Biologicals	3.1	24.4%	3.0	26.1%	3.3%
Other	4.1	32.3%	3.4	29.6%	20.6%
Total Sales	$12.7		$11.5		10.4%

Net sales.  Net sales increased $1.2 million, or 10%, to $12.7 million for the three months ended March 31, 2005 from $11.5 million for the three months ended March 31, 2004.  Changes in foreign currency exchange rates increased U.S. dollar-denominated net sales by $0.3 million when comparing the three months ended March 31, 2005 with the corresponding period in 2004.  The remainder of the increase was due primarily to volume increases in the sales of our assays, biologicals and other product lines.

Gross profit.  Gross profit increased $0.7 million, or 11%, to $7.4 million for the three months ended March 31, 2005 from $6.6 million for the three months ended March 31, 2004.  Our gross profit as a percent of sales of 58% in the first quarter of 2005 is comparable to the first quarter of the prior year.

Operating expenses

(Dollars in millions)	Q1 2005	% of Net Sales	Q1 2004	% of Net Sales	2004-2005 % Change
Sales and marketing	$2.5	19.9%	$2.3	20.3%	8.1%
General and administrative	2.0	15.9%	1.9	16.4%	7.3%
Research and development	1.6	12.3%	1.4	12.0%	12.4%
Amortization of intangible assets	0.2	1.1%	0.2	1.2%	0.0%
Total operating expenses	$6.3	49.2%	$5.8	49.9%	8.7%

Sales and marketing.  Sales and marketing expenses were $2.5 million, or 19.9% of sales, for the 2005 first quarter compared to $2.3 million or 20.3% of sales, in the first quarter of 2004.  The decrease as a percentage of net sales was due to the continued focus on controlling our sales and marketing costs as sales increase.

General and administrative expenses.  General and administrative (“G&A”) expenses were $2.0 million, or 15.9% of sales, for the three months ended March 31, 2005 compared to $1.9 million, or 16.4% of sales, in the first quarter of 2004.  G&A decreased as a percentage of net sales due to a continued focus on controlling costs as sales increase.

Research and development.  Research and development expenses in 2005 were relatively consistent with that of 2004 increasing $0.2 million, to $1.6 million or 12.3% of sales, for the three months ended March 31, 2005 from $1.4 million, or 12.0% of sales, for the three months ended March 31, 2004.

Amortization of intangible assets.   Amortization of intangible assets was $0.2 million for the three months ended March 31, 2005 which was consistent with the comparable 2004 period.

Non-Operating Income and Expenses

Income taxes.  Our consolidated effective tax rate for the three months ended March 31, 2005 was 36%, compared with 21% in the first quarter of 2004.  Income taxes are determined using an estimated annual effective tax rate.  The increase in the effective rate for 2005 is primarily due to lower anticipated tax credits in 2005 compared to 2004.  In addition, as our taxable income increases, the impact of credits is reduced thus increasing our consolidated effective tax rate.

Discontinued operations.  In December 2004 we sold our wholly owned subsidiaries, Quality Controlled Biochemicals, Inc. and Javelle, Inc., and accounted for the sale as discontinued operations. In accordance with SFAS 144, we have segregated the operating results of this business from continuing operations on our statement of operations for all periods prior to the sale. We recorded a net loss from discontinued operations of $38,000 in the first quarter of fiscal 2004. See Note 3 to the consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, among other things, the accounting for revenue recognition, allowance for doubtful accounts and inventories, long-lived asset impairments, loss contingencies and income taxes. Actual results could differ substantially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

Allowances for Inventory

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value).  At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product, projections of future demand and age of inventory.  If the determination is made that inventory is obsolete, these inventories are reserved for in the period the determination is made. Inventories are shown net of reserves of $6.0 million and $6.6 million at March 31, 2005 and December 31, 2004, respectively.

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

Our net deferred tax asset at March 31, 2005 was $11.5 million, net of the valuation allowance of $0.1 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating loss and credit carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Loss Contingencies

We record liabilities related to pending litigation when an unfavorable outcome is probable and we can reasonably estimate the amount of the loss.  We are subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. We evaluate, among other factors, the degree of probability of an unfavorable outcome and an estimate of the amount of the loss. Significant judgment is required in both the determination of the probability and as to whether an exposure can be reasonably estimated. When we determine that it is probable that a loss has been incurred and the amount can be reasonably estimated, the effect is recorded promptly in our consolidated financial statements. Although the outcome of these claims cannot be predicted with certainty, we do not believe that any of our existing legal matters will have a material adverse effect on our financial condition or results of operations.

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

The following sections discuss the effects of changes in our cash flows.  At March 31, 2005 our cash and cash equivalents totaled $5.2 million, an increase of $1.0 million from December 31, 2004.

Operating Activities.  Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences and other items can significantly impact cash flows.  In the first quarter of 2005, net cash provided by operating activities was $1.4 million, an increase of $0.7 million compared to net cash provided by operating activities during the first quarter of 2004.  This change was primarily due to a $0.2 million net change in operating assets and liabilities as well as to an increase in non-cash operating items of $0.5 million.  The increase in non-cash operating items was principally related to the effect of deferred taxes as well as to increased depreciation and amortization.  The change in operating assets and liabilities was primarily due to the receipt of $0.5 million related to obligations due under notes receivable issued in connection with the sale of our custom antibodies and peptides business in 2004. Changes in our operating assets and liabilities excluding notes receivable used $0.8 million and $0.5 million during the first three months of 2005 and 2004, respectively due primarily to the timing of customer receipts, vendor payments and tax payments.  Accounts receivable increased $0.9 million during the first quarter of 2005.  Accrued expenses decreased primarily due to the payout of 2004 incentive compensation in the first quarter of 2005.  Changes in prepaid expenses and other current assets and liabilities were due to timing of payments versus when the expenses are incurred.

Investing activities.  During the three months ended March 31, 2005 we used $0.3 million for investing activities, compared with $0.5 million for the comparable period in 2004.  The decrease was primarily due to lower capital expenditures in 2005 due primarily to the timing of capital investments.

Financing activities.  Net cash provided by financing activities during the three months ended March 31, 2005 was $0.1 million which was consistent with the comparable period in 2004.  Financing activities in 2005 consisted of cash received from the exercise of stock options of $131,000 which was partially offset by purchases of our common stock under our stock repurchase program of $55,000.  During the three months ended March 31, 2004, we received $65,000 from the exercise of stock options.

We expect that cash flows may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, working capital management, research and development expenses, capital expenditures and stock repurchases. In addition, proceeds from the exercise of stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our stock relative to the exercise price of such options.

Stock Repurchase Program

Our Board of Directors has initiated multiple common stock repurchase programs. During the first three months of fiscal 2005 we repurchased 8,200 shares of our common stock for $0.1 million under our only active stock repurchase program. At March 31, 2005 authorized funds of $5.9 million remained available under this program to repurchase shares in the future.

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

Contractual Obligations

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.  As of March 31, 2005, the payments due by period are as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$4,068,000	$1,238,000	$1,617,000	$1,103,000	$110,000

In December 2004, we sold our Hopkinton custom manufacturing operations.  As part of this transaction, we guaranteed the real estate lease obligations through its expiration in May 2006.

Recent Accounting Pronouncements

In December 2004 the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees.”  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS 123(R) must be adopted no later than January 1, 2006, with earlier adoption permitted. The Company expects to adopt this new standard on January 1, 2006. The Company has not yet determined which fair-value method and transitional provision it will follow.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, no compensation cost is recognized for employee stock options. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on the balance sheet or net cash flows, it is expected to have a significant adverse impact on net income and earnings per share. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note 7 under “Stock Incentive Plans.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model used to value future share-based payments to employees, estimated forfeiture rates and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

In November 2004, FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB 43, Chapter 4,”(SFAS 151) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS151 eliminates the “so abnormal” criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” The provisions of this Statement are effective for inventory costs incurred during our 2006 fiscal year. We are currently analyzing this statement and have not yet determined its expected impact on our consolidated financial statements.

Foreign Currency

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars.  Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results could be different from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods.  This will affect our reported results of operations, and also makes the comparison of our business performance in different periods more difficult.  For example, our sales for the three months ended March 31, 2005, were $12.7 million using applicable foreign currency exchange rates for that period.  However, applying the foreign currency exchange rates in effect during the three months ended March 31, 2004, to our non-U.S. sales for the same period in 2005 would result in $0.3 million less revenue for the 2005 period.  These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our sales, sales growth rates, gross margins and income or losses as well as assets and liabilities.

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

International sales accounted for approximately 52% of our net sales in the first three months of 2005 and 2004.  International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Our operating results may vary significantly from quarter to quarter and from year to year as a result of a variety of factors.  These factors include, among others:

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

Our continued investment in product development and sales and marketing are significant ongoing expenses.  If sales in a particular period fall short of expectations, we may not be able to proportionately reduce our expenses for that period, which could materially and adversely affect our operating results for that period.

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

As of March 31, 2005, 73 of our 242 employees worked for our BioSource Europe subsidiary, which is located in Nivelles, Belgium.  As a result of certain labor laws, we are required to make specified severance payments in the event we terminate a European employee.  Accordingly, we may be limited by the application of the Belgian labor laws in the determination of staffing levels resulting in less flexibility than our competitors whose employees are not subject to similar labor laws.

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

Risks Associated with Our Common Stock

Our stock price has been volatile, which may affect our ability to raise capital in the future and may subject the value of your investment in our common stock to sudden changes.

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

•                  acquisitions, dispositions and other significant transactions that affect us;

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $5.45 to $10.69 per share from January 1, 2004 through June 23, 2005.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our common stock, as well as the stock of many biotechnology companies.  Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has occurred against the certain issuers.  If we were subject to this type of litigation in the future, we could incur substantial costs and a diversion of our management’s attention and resources, each of which could have a material adverse effect on our revenue and earnings.  Any adverse determination in this type of litigation could also subject us to significant liabilities.

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

These provisions, as well as other provisions in our certificate of incorporation and bylaws and under the Delaware General Corporation Law, may make it more difficult for a third party to acquire our company, even if the acquisition attempt was at a premium over the market value of our common stock at that time.

Our principal stockholders and management own a significant percentage of our common stock and have the ability to exercise significant influence over our affairs.

Our principal stockholders [and management] own a significant percentage of our common stock and have the ability to exercise significant influence over our affairs.  Accordingly, these stockholders:

•                  have the ability to significantly influence the composition of our board of directors;

•                  can significantly influence matters requiring stockholder approval, including the approval of mergers and other significant corporate transactions, including change of control transactions; and

•                  will continue to have significant influence over our business.

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

We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties include the following: the impact of intense competition in our business; difficulty in developing and introducing new products and services effectively; failure of customers to adopt our new products as expected; difficulties with suppliers and distribution channels;  significant impairment charges due to past acquisitions; taxing authorities may challenge our tax positions; and the effects of our previously announced process to evaluate strategic alternatives, including a possible sale of the Company, and any transaction we may enter into in connection with that process. In addition, the risks and uncertainties that are discussed in this Item 7 under the caption “Risk Factors” may also impact these forward-looking statements. We encourage you to read that section carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2005 does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.           Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures were, as of the end of the period covered by this report, not effective, due solely to the fact that the Company’s internal controls over loss reserves for previous manufactured antibody inventory were not effective.  As reflected in the restatement contained in the Company’s 2004 Annual Report on Form 10-K/A (Amendment No. 2), the Company has made adjustments to its manufactured antibody inventory reserves following additional analysis with respect to its manufactured antibody inventory loss experience.

As of the end of the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended) that materially affects, or that is reasonably likely to materially affect, this internal control.

PART II – OTHER INFORMATION

We were not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2005 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Aggregate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs

1/1/05 – 1/31/05	—	$—	—	$5,986,128
2/1/05 – 2/28/05	—	$—	—	$5,986,128
3/1/05 – 3/31/05	8,200	$6.65	8,200	$5,931,576

Total	8,200	$6.65	8,200

(1)          These repurchases were made pursuant to a repurchase program for up to $10 million of our common stock which we announced on July 27, 2004. There is no expiration date for this program.

Item 6.                                   Exhibits

Exhibits.

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSOURCE INTERNATIONAL, INC.

Date: June 24, 2005	By:	/s/ Terrance J. Bieker
		Name:	Terrance J. Bieker
		Title:	President and Chief Executive Officer

Date: June 24, 2005	By:	/s/ Alan I. Edrick
		Name:	Alan I. Edrick
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)