Form 10-Q
period 2005-06-30
BIOSOURCE INTERNATIONAL INC
filed 2005-08-02
CIK 860451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding as of July 28, 2005 was 9,860,658 shares.

BIOSOURCE INTERNATIONAL, INC.

Index

Part I – Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004

Condensed Notes to the Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

Exhibits

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2005	2004

Assets

Current assets
Cash and cash equivalents	$7,094	$4,210
Accounts receivable, net	7,559	7,165
Inventories, net	7,982	7,857
Notes receivable	—	544
Deferred income taxes	1,868	1,822
Prepaid expenses and other current assets	1,380	941

Total current assets	25,883	22,539

Property and equipment, net	4,466	5,241
Acquired intangible assets, net	4,669	4,946
Goodwill, net	307	307
Deferred income taxes, net	9,293	9,865
Other assets	612	651

Total assets	$45,230	$43,549

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,800	$2,358
Accrued expenses	3,784	3,891
Deferred revenue	224	410
Income taxes payable	581	462

Total current liabilities	7,389	7,121

Commitments and contingencies

Stockholders’ equity
Common stock, $.001 par value, 20,000,000 shares authorized; 9,848,413 and 9,708,860 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	10	10
Additional paid-in capital	45,349	44,361
Treasury stock, at cost; 652,729 and 634,770 shares at June 30, 2005 and December 31, 2004, respectively	(4,170)	(4,046)
Accumulated deficit	(3,239)	(4,670)
Accumulated other comprehensive income	(109)	773

Total stockholders’ equity	37,841	36,428

Total liabilities and stockholders’ equity	$45,230	$43,549

See condensed notes to the consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
Net sales	$12,958	$11,241	$25,691	$22,773

Cost of goods sold	5,242	4,761	10,587	9,649

Gross profit	7,716	6,480	15,104	13,124

Operating expenses:
Sales and marketing	2,433	2,255	4,961	4,594
General and administrative	2,344	2,015	4,372	3,906
Research and development	1,586	1,412	3,144	2,798
Amortization of intangible assets	140	139	279	277
Total operating expenses	6,503	5,821	12,756	11,575

Income from continuing operations	1,213	659	2,348	1,549
Interest and other income (expense), net	(11)	3	(87)	(14)

Income from continuing operations before income taxes and other items	1,202	662	2,261	1,535
Provision for income taxes	451	59	831	239

Income from continuing operations before other items	751	603	1,430	1,296

Discontinued operations, net	—	(44)	—	(82)

Net income	751	559	1,430	1,214

Dividend	—	(1,061)	—	(1,061)

Net income (loss) available to common stockholders	$751	$(502)	$1,430	$153

Basic earnings (loss) per share:
Income (loss) from continuing operations including dividend	$0.08	$(0.05)	$0.16	$0.03
Discontinued operations, net	—	—	—	(0.01)

Basic earnings (loss) per share	$0.08	$(0.05)	$0.16	$0.02

Diluted earnings (loss) per share:
Income (loss) from continuing operations including dividend	$0.08	$(0.05)	$0.15	$0.03
Discontinued operations, net	—	—	—	(0.01)

Diluted earnings (loss) per share	$0.08	$(0.05)	$0.15	$0.02

Shares used in per share calculations:
Basic	9,147	9,435	9,115	9,415
Diluted	9,812	9,435	9,472	9,745

See condensed notes to the consolidated financial statements.

BIOSOURCE INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2005	2004
		(as restated)
Cash flows from operating activities:
Net income from continuing operations	$1,430	$1,296
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,405	1,118
Income tax benefit from the exercise of stock options	172	—
Deferred income taxes	530	8
Changes in operating assets and liabilities:
Accounts receivable	(1,204)	(891)
Notes receivable	544	—
Inventories, net	(508)	(14)
Prepaid expenses and other assets	(156)	(538)
Accounts payable	590	(38)
Accrued expenses	81	591
Deferred revenue	(185)	(46)
Income taxes payable	149	567

Net cash provided by operating activities	2,848	2,053

Cash flows from investing activities:
Capital expenditures	(486)	(850)

Net cash used in investing activities	(486)	(850)

Cash flows from financing activities:
Purchases of common stock as treasury stock	(73)	—
Proceeds from exercise of stock options and stock purchase plan	816	340

Net cash provided by financing activities	743	340

Net cash provided by discontinued operations	—	184

Effect of exchange rate changes on cash and cash equivalents	(221)	(69)

Net increase in cash and cash equivalents	2,884	1,658

Cash and cash equivalents at beginning of period	4,210	3,297

Cash and cash equivalents at end of period	$7,094	$4,955

Non-cash activities:
Dividends	$—	$1,061

Supplementary disclosure of cash flows information:
Cash paid for interest	$24	$7
Cash paid for income taxes	$162	$10

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

These consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to these rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2004, as amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K/A (Amendment No.1), filed on April 28, 2005, and Amendment No. 2 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2), filed on June 28, 2005.

Description of Business

The Company develops, manufactures, markets and distributes products used worldwide in disease-related biomedical research and clinical diagnostics, principally in the fields of immunology and molecular biology.  Our products include assay test kits, clinical diagnostic kits, bioactive proteins, antibodies, bioactive peptides, oligonucleotides, serum, media and related products. These products enable biomedical researchers to better understand the biochemistry, immunology and cell biology of the human body.

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

Recent Accounting Pronouncements

SFAS 123(R), “Share-Based Payment”

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees.”  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS 123(R) must be adopted no later than January 1, 2006, with earlier adoption permitted. The Company expects to adopt this new standard on January 1, 2006. The Company has not yet determined which fair-value method and transitional provision it will follow.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. As a consequence, no compensation cost is recognized for employee stock options. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or net cash flows, it is expected to have a significant adverse impact on net income and earnings per share. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based payments to employees in prior periods are disclosed in Note 7 under “Stock Incentive Plans.” Although the pro forma effects of applying SFAS 123 may be indicative of the effects of applying SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the valuation model used to value future share-based payments to employees, estimated forfeiture rates and the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

SFAS 151, “Inventory Costs”

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4”(SFAS 151) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS151 eliminates the “so abnormal” criterion in ARB No. 43 and prohibits companies from capitalizing inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” The provisions of this Statement will be effective for inventory costs incurred during the Company’s 2006 fiscal year. The Company is currently analyzing this Statement and has not yet determined its expected impact on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
Net income (loss) available to common stockholders	$751	$(502)	$1,430	$153

Weighted average shares outstanding - Basic	9,147	9,435	9,115	9,415
Dilutive effect of stock options and warrants	665	—	357	330

Weighted average shares outstanding - Diluted	9,812	9,435	9,472	9,745

Basic earnings (loss) per share	$.08	$(.05)	$.16	$.02
Diluted earnings (loss) per share	$.08	$(.05)	$.15	$.02

Stock options to purchase 110,000 and 560,000 common shares for the three months ended June 30, 2005 and 2004, respectively, and 243,000 and 668,000 common shares for the six months ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the Company’s common stock during the respective periods.

Note 3 – Notes Receivable

In December 2004, the Company sold all of the outstanding stock of its wholly owned subsidiaries, Quality Controlled Biochemicals, Inc. and Javelle Pharmaceuticals, Inc. (together “QCB”), which operated the Company’s custom antibodies and peptides business for approximately $0.8 million consisting of $0.2 million in cash consideration and loans for $0.6 million.  In addition, the Company agreed to provide QCB with a short-term working capital loan for up to an additional $150,000. As of December 31, 2004 the notes receivable under the loans relating to such transaction totaled $544,000.  The Company advanced an additional $150,000 on the working capital loan to QCB in the first two months of 2005.  During the three months ended March 31, 2005, the loans relating to the QCB transaction, including accrued interest, were paid off.

In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company accounted for the sale of QCB as discontinued operations. QCB’s operating results and cash flows have therefore been segregated from continuing operations on the statements of operations and statements of cash flows for all periods prior to the sale. Discontinued operations are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Loss before income taxes	$—	$(73)	$—	$(137)
Income taxes benefit	—	29	—	55
Discontinued operations, net	$—	$(44)	$—	$(82)

Net sales from discontinued operations	$—	$713	$—	$1,466

Note 4 – Inventories

Inventories are summarized as follows (in thousands):

	June 30,	December 31,
	2005	2004
		(as restated)

Raw materials	$2,865	$2,424
Work in process	763	563
Finished goods	4,354	4,870

	$7,982	$7,857

Note 5 – Property and Equipment

Property and equipment, at cost, is summarized as follows (in thousands):

	June 30,	December 31,
	2005	2004

Machinery and equipment	$8,739	$8,781
Office furniture and equipment	4,442	4,555
Leasehold improvements	1,990	1,921
	15,171	15,257
Less accumulated depreciation and amortization	(10,705)	(10,016)
	$4,466	$5,241

Note 6 – Stockholders’ Equity

Treasury Stock

In July 2004, the Company adopted a new stock repurchase program under which it can repurchase up to $10 million of common stock in open market purchases.  During the six months ended June 30, 2005, the Company repurchased 12,059 shares of common stock for an aggregate purchase price of $73,000.  As of June 30, 2005, the Company had repurchased 646,829 shares of its common stock at an average price of $6.33 for an aggregate purchase price of $4.1 million since the inception of this program.  The amount the Company spends and the number of shares repurchased under the stock repurchase program varies based upon a variety of factors, including the stock price and blackout periods during which the Company is restricted from repurchasing shares.

Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(as restated)		(as restated)

Net income	$751	$559	$1,430	$1,214

Foreign currency translation adjustments, net of tax	(523)	(49)	(882)	(213)

Comprehensive income	$228	$510	$548	$1,001

Note 7 – Stock Incentive Plans and Warrants

The following table illustrates the effect on net income and income per share had the Company applied the fair value methodology of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(as restated)		(as restated)

Net income (loss) available to common stockholders, as reported	$751	$(502)	$1,430	$153
Less: Stock-based employee compensation expense determined under fair value method, net of tax	(167)	(286)	(363)	(554)
Pro forma net income (loss) available to common stockholders	$584	$(788)	$1,067	$(401)

Net income (loss) per share available to common stockholders:

Basic – as reported	$.08	$(.05)	$.16	$.02
Basic – pro forma	$.06	$(.08)	$.12	$(.04)
Diluted – as reported	$.08	$(.05)	$.15	$.02
Diluted – pro forma	$.06	$(.08)	$.11	$(.04)

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. Assumptions used for the valuation model are set forth below.

	2005	2004

Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.2%	2.9%
Expected volatility	45%	45%
Expected life (years)	4.0	4.1

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Option valuation models require the input of highly subjective assumptions, including expected stock price volatility.  The Company uses projected volatility rates, based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. In the future, the Company may elect or be required to use a different valuation model which could result in a significantly different impact on the Company’s pro forma net income.

Warrants

The Company issued warrants to purchase 1,287,000 shares in connection with a private placement in 2000.  In June 2004, the warrant agreements were amended to extend the expiration date from February 15, 2005 to February 15, 2007.  In connection with this amendment, the exercise price per share underlying the warrants was increased from $7.77 per share to $9.00 per share. The modification of warrant terms has been reflected as a dividend in the statement of operations of $1,061,000 in 2004, which is similar to a dividend on a preferred equity security.  This amount was determined by comparing the value of the warrants using the Black-Scholes model immediately before the modification of terms with the value immediately after the modification of terms. The warrants are classified as equity instruments in the Company’s consolidated balance sheets.  The dividend had no impact on the Company’s consolidated balance sheet as of December 31, 2004 or its statement of stockholders’ equity as of and for the year ended December 31, 2004.

Note 8 – Business Segments and Geographic Information

The Company is engaged in a single industry: the development, manufacture, marketing and distribution of products used in biomedical research.  The Company conducts business globally and is managed geographically. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management systems. Prior to the second quarter of fiscal 2004, the Company’s management analyzed its business based on three strategic business units, Cytokines, Signal Transduction and Custom. Beginning in the second quarter of fiscal 2004, the Company realigned its internal management systems to be consistent with the Company’s strategy of focusing on assays, biologicals and other product lines.  As a result, effective in the second quarter of fiscal 2004, the Company’s management analyzes sales by geographic region and by product grouping and also analyzes operating income within the United States and Europe consistent with the strategy outlined above. Prior period information has been reclassified to conform to the current period’s presentation.

Segment information is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(as restated)		(as restated)
Sales – by Geography:
Net sales to external customers in:
United States	$6,111	$5,745	$12,270	$11,317
Europe	4,684	3,934	9,099	7,851
Asia-Pacific	1,611	1,170	3,017	2,811
Other	552	392	1,305	794
Total	$12,958	$11,241	$25,691	$22,773

Operating income (loss):
United States	$(398)	$(196)	$(624)	$(386)
Europe	1,611	855	2,972	1,935
Total	$1,213	$659	$2,348	$1,549

Sales – by Product Group:
Assays	$5,885	$5,013	$11,365	$10,171
Biologicals	3,241	2,816	6,318	5,809
Other	3,832	3,412	8,008	6,793
Total	$12,958	$11,241	$25,691	$22,773

	June 30,	December 31,
	2005	2004
Long-lived assets:
United States	$8,529	$9,319
Europe	1,525	1,826
Total	$10,054	$11,145

All assets:
United States	$34,280	$32,597
Europe	10,950	10,952
Total	$45,230	$43,549

Note 9 – Restatement of Previously Issued Financial Statements

The Company restated its consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004.  The restatement reflects adjustments due to changes to the accounting treatment of (1) manufactured antibody inventory reserves and (2) the June 2004 modification of terms in the warrant agreements. Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company conducted additional analysis with respect to its manufactured antibody inventory loss experience and determined that the previous loss reserves were not appropriate.  The Company’s revised reserve methodology is based on analysis of sales levels by product, projections of future demand and age of inventory. In addition, the Company also conducted an analysis of the accounting treatment for its warrant agreements issued in connection with a private placement in 2000 and determined that the impact of the modification in June 2004 of terms of such warrant agreements should be reflected as a dividend.  The effects of the restatement on previously reported consolidated financial statements for the three-and six-month periods ended June 30, 2004 are summarized below (in thousands, except for per share data).

	June 30, 2004
	As Previously
	Reported	As Restated
Balance Sheet:
Inventories, net	$8,769	$9,204
Deferred income taxes, net	2,363	2,191
Total current assets	24,268	24,531
Total assets	46,501	46,764
Accumulated deficit	(3,298)	(3,035)
Total stockholders’ equity	39,585	39,848
Total liabilities and stockholders’ equity	46,501	46,764

	Three Months Ended		Six Months Ended
	June 30, 2004		June 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Statement of Operations:
Cost of goods sold	$4,945	$4,761	$9,747	$9,649
Gross profit	6,296	6,480	13,026	13,124
Income from continuing operations	475	659	1,451	1,549
Provision (benefit) for income taxes	(11)	59	201	239
Income from continuing operations before other items	489	603	1,236	1,296
Net income	445	559	1,154	1,214
Dividend on warrants	—	(1,061)	—	(1,061)
Net income (loss) available to common stockholders	445	(502)	1,154	153

Basic earnings (loss) per share:
Income (loss) from continuing operations including dividend	$0.05	$(0.05)	$0.12	$0.03
Discontinued operations, net	—	—	(0.01)	(0.01)
Basic earnings (loss) per share	$0.05	$(0.05)	$0.11	$0.02

Diluted earnings (loss) per share:
Income (loss) from continuing operations including dividend	$0.05	$(0.05)	$0.12	$0.03
Discontinued operations, net	—	—	(0.01)	(0.01)
Diluted earnings (loss) per share	$0.05	$(0.05)	$0.11	$0.02

Statement of Cash Flows:
Net income from continuing operations			$1,236	$1,296
Deferred income taxes			(29)	8
Inventories, net			84	(14)

Note 10 – Subsequent Events

On July 25, 2005, the Company and Invitrogen Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the terms of the Merger Agreement, Invitrogen Corporation would acquire the Company through the merger of a wholly-owned subsidiary of Invitrogen Corporation with and into the Company and each outstanding share of our common stock would be converted into the right to receive $12.50 in cash. Total consideration payable to all equity-holders in the merger, including payments to be made to holders of in-the-money stock options and warrants, will be approximately $130 million.  The transaction is expected to close by the end of 2005 and is subject to stockholder and regulatory approvals, as well as other customary closing conditions.  The Company’s largest stockholder has agreed to vote its shares in favor of the merger; however, there can be no assurances that the merger will be completed on schedule or at all.

Statements contained in this Quarterly Report on Form 10-Q relating to our business strategies, operating plans, planned expenditures, expected capital requirements and other forward–looking statements regarding our business do not take into account potential future impacts of our proposed merger with Invitrogen Corporation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included herein and other information, including information set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, and the other filings we have made with the Securities and Exchange Commission from time to time in 2005.

This Form 10-Q contains forward-looking statements, which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Within this Form 10-Q, words such as “believes,” “expects,” “anticipates,” “plans,” “intends,” “strategy,” “estimates,” “continue,” and “may,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  These forward-looking statements involve a number of risks, uncertainties and other factors described throughout this Form 10-Q and in our other filings with the Securities and Exchange Commission. The actual results that we achieve may differ from any forward-looking statements due to such risks and uncertainties and other factors.  We do not undertake any obligation to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

The principal markets for our products include the life sciences research market and the biopharmaceutical production market.  The life sciences research market consists of laboratories generally associated with universities, medical research centers and government institutions, as well as biotechnology and pharmaceutical companies.  Life sciences researchers use our products to perform a broad range of experiments in the laboratory.

Our strategy focuses on our core strengths of producing assay products.  These assay products generally are higher margin products and are focused on assisting researchers to gain scientific understanding of both intra and extra-cellular pathways and the impact on those pathways on drugs or disease.  We believe the strong market position of our assay products allows us to more effectively market our complimentary product lines to our existing customers.

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

On July 26, 2005, the Company and Invitrogen Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the terms of the Merger Agreement, Invitrogen Corporation would acquire the Company through the merger of a wholly-owned subsidiary of Invitrogen Corporation with and into the Company and each outstanding share of our common stock would be converted into the right to receive $12.50 in cash. Total consideration payable to all equity-holders in the merger, including payments to be made to holders of in-the-money stock options and warrants, will be approximately $130 million.  The transaction is expected to close by the end of 2005 and is subject to stockholder and regulatory approvals, as well as other customary closing conditions.  The Company’s largest stockholder has agreed to vote its shares in favor of the merger; however, there can be no assurances that the merger will be completed on schedule or at all.

The Merger Agreement is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 25, 2005,and is incorporated herein by reference.  The foregoing description is qualified in its entirety by reference to the full text of the Merger Agreement.

Statements contained in this Quarterly Report on Form 10-Q relating to our business strategies, operating plans, planned expenditures, expected capital requirements and other forward–looking statements regarding our business do not take into account potential future impacts of our proposed merger with Invitrogen Corporation.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The table below and the discussion that follows are based upon the way we analyze our product groups. See Note 8 to the consolidated financial statements for additional information about business segments.

(Dollars in millions)	Q2 2005	% of Net Sales	Q2 2004	% of Net Sales	2004-2005 % Change
Assays	$5.9	45.4%	$5.0	44.6%	17.4%
Biologicals	3.3	25.0%	2.8	25.1%	15.1%
Other	3.8	29.6%	3.4	30.4%	12.3%
Total Sales	$13.0		$11.2		15.3%

Net sales.  Net sales increased $1.8 million, or 15.3%, to $13.0 million for the three months ended June 30, 2005 from $11.2 million for the three months ended June 30, 2004.  Changes in foreign currency exchange rates increased U.S. dollar-denominated net sales by $0.2 million when comparing the three months ended June 30, 2005 with the corresponding period in 2004.  The remainder of the increase was due primarily to volume increases in the sales of our assays, biologicals and other product lines.

Gross profit.  Gross profit increased $1.2 million, or 19.1%, to $7.7 million for the three months ended June 30, 2005 from $6.5 million for the three months ended June 30, 2004.  Our gross profit margin increased to 59.5% in the second quarter of 2005 from 57.6% in the second quarter of the prior year primarily as a result of economies of scale and a more favorable product sales mix.

Operating expenses

(Dollars in millions)	Q2 2005	% of Net Sales	Q2 2004	% of Net Sales	2004-2005 % Change
Sales and marketing	$2.4	18.8%	$2.3	20.1%	7.9%
General and administrative	2.3	18.1%	2.0	17.9%	16.3%
Research and development	1.6	12.2%	1.4	12.6%	12.3%
Amortization of intangible assets	0.2	1.1%	0.1	1.2%	1.4%
Total operating expenses	$6.5	50.2%	$5.8	51.8%	11.7%

Sales and marketing.  Sales and marketing expenses were $2.4 million, or 18.8% of sales, for the 2005 second quarter, compared to $2.3 million or 20.1% of sales, in the second quarter of 2004.  The decrease as a percentage of net sales was due to the continued focus on controlling our sales and marketing costs as sales increase.

General and administrative expenses.  General and administrative (“G&A”) expenses were $2.3 million, or 18.1% of sales, for the three months ended June 30, 2005 compared to $2.0 million, or 17.9% of sales, in the second quarter of 2004.  The increase in G&A as a percentage of net sales was primarily due to approximately $0.4 million of professional fees associated with our evaluation of strategic alternatives and the restatement of our 2004 Form 10-K.

Research and development.  Research and development expenses in 2005 were relatively consistent with that of 2004 increasing $0.2 million, to $1.6 million or 12.2% of sales, for the three months ended June 30, 2005 from $1.4 million, or 12.6% of sales, for the three months ended June 30, 2004.

Amortization of intangible assets.   Amortization of intangible assets was $0.2 million for the three months ended June 30, 2005 which was consistent with the corresponding period in 2004.

Non-Operating Income and Expenses

Income taxes.  Our effective tax rate for the three months ended June 30, 2005 was 37.5%, compared with 8.9% in the second quarter of 2004.  Income taxes are determined using an estimated annual effective tax rate.  The increase in the effective rate for 2005 is primarily due to lower anticipated tax credits in 2005 compared to 2004.  In addition, as our taxable income increases, the impact of credits is reduced thus increasing our effective tax rate.  During the second quarter of 2004, the IRS concluded an audit of certain of our tax returns.  As a result of the audit, we reversed approximately $0.1 million in reserves which benefited our income tax provision.  Excluding the impact of the reserves reversal, our effective tax rate for the three months ended June 30, 2004 would have been approximately 28%.

Discontinued operations.  In December 2004, we sold our wholly owned subsidiaries, Quality Controlled Biochemicals, Inc. and Javelle Pharmaceuticals, Inc., and accounted for the sale as discontinued operations. In accordance with SFAS 144, we segregated the operating results of this business from continuing operations on our statement of operations for all periods prior to the sale. We recorded a net loss from discontinued operations of $44,000 in the second quarter of 2004. See Note 3 to the consolidated financial statements.

Dividend. In June 2004, we amended the terms of the warrant agreements originally issued in connection with a private placement in 2000. The amendment extended the expiration date of the warrants from February 15, 2005 to February 15, 2007 and increased the exercise price per share underlying the warrants from $7.77 per share to $9.00 per share. The modification of the warrant terms was reflected as a dividend in 2004, which is similar to a dividend on a preferred equity security.  The amount of the dividend was determined by comparing the value of the warrants using the Black-Scholes model immediately before and after the modification of terms.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The table below and the discussion that follows are based upon the way we analyze our product groups.   See Note 8 to the consolidated financial statements for additional information about business segments.

(Dollars in millions)	Q2 2005	% of Net Sales	Q2 2004	% of Net Sales	2004-2005 % Change
Assays	$11.4	44.2%	$10.2	44.7%	11.7%
Biologicals	6.3	24.6%	5.8	25.5%	8.8%
Other	8.0	31.2%	6.8	29.8%	17.9%
Total Sales	$25.7		$22.8		12.8%

Net sales.  Net sales increased $2.9 million, or 12.8%, to $25.7 million for the six  months ended June 30, 2005 from $22.8 million for the six months ended June 30, 2004.  Changes in foreign currency exchange rates increased U.S. dollar-denominated net sales by $0.5 million when comparing the six months ended June 30, 2005 with the corresponding period in 2004.  The remainder of the increase was due primarily to volume increases in the sales of our assays, biologicals and other product lines.

Gross profit.  Gross profit increased $2.0 million, or 15.1%, to $15.1 million for the six months ended June 30, 2005 from $13.1 million for the six months ended June 30, 2004.  Our gross profit margin increased to 58.8% in the first six months of 2005 from 57.6% in the first six months of the prior year primarily as a result of economies of scale and a more favorable product sales mix.

Operating expenses

(Dollars in millions)	2005	% of Net Sales	2004	% of Net Sales	2004-2005 % Change
Sales and marketing	$5.0	19.3%	$4.6	20.2%	8.0%
General and administrative	4.4	17.0%	3.9	17.2%	11.9%
Research and development	3.1	12.2%	2.8	12.3%	12.4%
Amortization of intangible assets	0.3	1.1%	0.3	1.2%	0.7%
Total operating expenses	$12.8	49.7%	$11.6	50.8%	10.2%

Sales and marketing.  Sales and marketing expenses were $5.0 million, or 19.3% of sales, for the first six months 2005 compared to $4.6 million or 20.2% of sales, in the comparable period of 2004.  The decrease of sales and marketing expenses as a percentage of net sales was due to the continued focus on controlling our sales and marketing costs as sales increase.

General and administrative expenses.  General and administrative expenses were $4.4 million, or 17.0% of sales, for the six months ended June 30, 2005 compared to $3.9 million, or 17.2% of sales, in the first six months of 2004.  G&A decreased as a percentage of net sales due to a continued focus on controlling costs as sales increase.  These effects were partially offset by additional professional fees of approximately $0.4 million associated with our evaluation of strategic alternatives and the restatement of our 2004 Form 10-K.

Research and development.  Research and development expenses in 2005 were relatively consistent with that of 2004 increasing $0.3 million to $3.1 million, or 12.2% of sales, for the six months ended June 30, 2005 from $2.8 million, or 12.3% of sales, for the six months ended June 30, 2004.

Amortization of intangible assets.   Amortization of intangible assets was $0.2 million for the six months ended June 30, 2005 which was consistent with the comparable 2004 period.

Non-Operating Income and Expenses

Income taxes.  Our consolidated effective tax rate for the six months ended June 30, 2005 was 36.7%, compared with 15.6% in the first six months of 2004.  Income taxes are determined using an estimated annual effective tax rate.  The increase in the effective rate for 2005 is primarily due to lower anticipated tax credits in 2005 compared to 2004.  In addition, as our taxable income increases, the impact of credits is reduced thus increasing our consolidated effective tax rate.  During the second quarter of 2004, the IRS concluded an audit of certain of our tax returns.  As a result of the audit, we reversed approximately $0.1 million in reserves which benefited our income tax provision. Excluding the impact of the reserves reversal, our effective tax rate for the six months ended June 30, 2004 would have been approximately 24%.

Discontinued operations.  In December 2004 we sold our wholly owned subsidiaries, Quality Controlled Biochemicals, Inc. and Javelle Pharmaceuticals, Inc., and accounted for the sale as discontinued operations. In accordance with SFAS 144, we segregated the operating results of this business from continuing operations on our statement of operations for all periods prior to the sale. We recorded a net loss from discontinued operations of $82,000 in the first six months of fiscal 2004. See Note 3 to the consolidated financial statements.

Dividend. In June 2004, we amended the terms of the warrant agreements originally issued in connection with a private placement in 2000. The amendment extended the expiration date of the warrants from February 15, 2005 to February 15, 2007 and increased the exercise price per share underlying the warrants from $7.77 per share to $9.00 per share. The modification of the warrant terms was reflected as a dividend in 2004, which is similar to a dividend on a preferred equity security.  The amount of the dividend was determined by comparing the value of the warrants using the Black-Scholes model immediately before and after the modification of terms.

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

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable. The accounts receivable amount on our balance sheet includes a reserve for accounts that might not be paid. In determining the amount of the reserve, we consider our historical level of credit losses and the aging of the accounts receivable. We also make judgments about the collectibility of customer accounts based on ongoing evaluations. Our reserves have generally been adequate to cover our actual credit losses. However, since we cannot reliably predict future changes in the financial stability of our customers, we cannot guarantee that our reserves will continue to be adequate. If actual credit losses are significantly greater than the reserve we have established, our general and administrative expenses would increase and our reported net income would decrease. Conversely, if actual credit losses are significantly less than our reserve, our general and administrative expenses would decrease and our reported net income would increase.

Allowances for Inventory

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market (net realizable value).  At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product, projections of future demand and age of inventory.  If the determination is made that certain inventory is obsolete, these inventories are reserved for in the period in which the determination is made. Inventories are shown net of reserves of $5.8 million and $6.6 million at June 30, 2005 and December 31, 2004, respectively.

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

Accounting for Stock-Based Incentive Programs

We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted.  In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs.

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

Our net deferred tax asset at June 30, 2005 was $11.2 million, net of the valuation allowance of $0.1 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of certain net operating loss and credit carryforwards) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. While we have considered future taxable income in assessing the need for the valuation allowance, we could be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

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

The following sections discuss the effects of changes in our cash flows.  At June 30, 2005, our cash and cash equivalents totaled $7.1 million, an increase of $2.9 million from December 31, 2004.

Operating Activities.  Cash flows from operating activities can fluctuate significantly from period to period, as net income, tax timing differences and other items can significantly impact cash flows.  During the first six months of 2005, net cash provided by operating activities was $2.8 million, an increase of $0.8 million compared to net cash provided by operating activities during the comparable period of 2004.  This change was primarily due to the increase in income from continuing operations of $0.1 million as well as an increase in non-cash operating items of $1.0 million which was partially offset by a $0.3 million net decrease in operating assets and liabilities.  The increase in non-cash operating items was principally related to the effect of deferred taxes as well as to increased depreciation and amortization.  The change in operating assets and liabilities was primarily due to increases in accounts receivable and inventories of approximately $0.8 million partially offset by the receipt of $0.5 million related to obligations due under notes receivable issued in connection with the sale of our custom antibodies and peptides business in 2004. Changes in our operating assets and liabilities excluding notes receivable used $1.2 million and $0.4 million during the first six months of 2005 and 2004, respectively due primarily to the timing of customer receipts, higher sales, vendor payments and tax payments.  Accrued expenses decreased primarily due to the payout of 2004 incentive compensation in the first quarter of 2005.

Changes in prepaid expenses and other current assets and liabilities were due to timing of payments versus when the expenses are incurred.

Investing activities.  During the six months ended June 30, 2005 we used $0.5 million for investing activities, compared with $0.9 million for the comparable period in 2004.  The decrease was due to lower capital expenditures in 2005 due primarily to the timing of capital investments.

Financing activities.  Net cash provided by financing activities during the six months ended June 30, 2005 was $0.7 million compared with $0.3 million for the comparable period in 2004.  Financing activities in 2005 consisted of cash received from the exercise of stock options and the employee stock purchase plan of $0.8 million which was partially offset by purchases of our common stock under our stock repurchase program of $0.1 million.  During the six months ended June 30, 2004, we received $0.3 million from the exercise of stock options and the employee stock purchase plan.

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

Stock Repurchase Program

Our Board of Directors has initiated multiple common stock repurchase programs. During the first six months of fiscal 2005 we repurchased 12,059 shares of our common stock for $0.1 million under our only active stock repurchase program. As of June 30, 2005, authorized funds of $5.9 million remained available under this program to repurchase shares in the future.

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

Contractual Obligations

We have operating lease obligations for facilities and equipment under non-cancelable operating lease agreements. Future minimum lease payments are subject to annual adjustment for increases in the Consumer Price Index.  As of June 30, 2005, the payments due by period are as follows:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$3,840,000	$1,237,000	$2,161,000	$442,000	$0

In December 2004, we sold our Hopkinton custom manufacturing operations.  As part of this transaction, we guaranteed the real estate lease obligations through its expiration in May 2006.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supercedes APB 25, “Accounting for Stock Issued to Employees.”  Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS 123(R) must be adopted no later than January 1, 2006, with earlier adoption permitted. The Company expects to adopt this new standard on January 1, 2006. The Company has not yet determined which fair-value method and transitional provision it will follow.

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

In November 2004, the FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB 43, Chapter 4,”(SFAS 151) which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS151 eliminates the “so abnormal” criterion in ARB No. 43 and prohibits companies from capitalizing inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on “normal capacity.” The provisions of this Statement are effective for inventory costs incurred during our 2006 fiscal year. We are currently analyzing this Statement and have not yet determined its expected impact on our consolidated financial statements.

Foreign Currency

Changes in foreign currency exchange rates can affect our reported results of operations, which are reported in U.S. dollars.  Based on the foreign currency rate in effect at the time of the translation of our non-U.S. results of operations into U.S. dollars, reported results can differ from prior periods even if the same amount and mix of our products were sold at the same local prices during the two periods.  These changes in currency exchange rates will affect our reported results of operations and make the comparison of our business performance in different periods more difficult.  For example, our sales for the six months ended June 30, 2005, were $25.7 million using applicable foreign currency exchange rates for that period.  Applying the foreign currency exchange rates in effect during the six months ended June 30, 2004 to our non-U.S. sales for the same period in 2005 would result in $0.5 million less revenue for the 2005 period.  These changes in currency exchange rates have affected, and will continue to affect, our reported results, including our sales, sales growth rates, gross margins and income or losses, as well as assets and liabilities.

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

Risks Related to the Proposed Acquisition of BioSource by Invitrogen Corporation

If the proposed merger with Invitrogen Corporation is not completed, our business and stock price may be adversely affected.

On July 25, 2005, we entered into an Agreement and Plan of Merger with Invitrogen Corporation, under which Invitrogen Corporation would acquire us through the merger of a wholly owned subsidiary of Invitrogen Corporation with and into BioSource, and each outstanding share of our common stock would be converted into the right to receive $12.50 in cash. Total consideration payable to equityholders in the merger, including payments to be made to holders of in-the-money stock options and warrants, will be approximately $130 million.  The merger is subject to customary closing conditions, including the approval of our stockholders and the expiration or termination of waiting periods under U.S. and applicable foreign antitrust laws.  Therefore, there is a risk that the merger will not be completed or that it will not be completed in the expected time period.  If the merger is not completed or is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•                the market price of our common stock could decline following an announcement that the merger has been abandoned or substantially delayed;

•                the diversion of management attention and the unavoidable disruption to our relationships with customers and vendors that would likely result from abandonment or delay or the merger could detract from our ability to grow revenues and minimize costs;

•                we have and will continue to incur significant expenses related to the merger prior to its closing that may not be recovered;

•                depending on the circumstances, we may be obligated to pay Invitrogen Corporation a termination fee of approximately $4.5 million; and

•                we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

The uncertainty created by the proposed merger could have an adverse effect on our revenue and results of operations.

Prior to the closing of the proposed merger or the termination of the Agreement and Plan of Merger, the proposed merger creates uncertainty about our future.  As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products pending resolution of the proposed merger.  If these decisions involve a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below expectations.

Risks Related to Our Business

Failure to execute on our long-term strategic plan could impair our business.

Our historical sales growth is primarily attributable to our acquisitions and new product development and, to a lesser extent, to increased sales from our existing products.  In the fourth quarter ended

December 31, 2003, we adopted a fundamental shift in strategy to focus our time, effort and financial resources on producing assay products.  By focusing heavily on the assay products, however, we may lose the benefits of a diversified business including the ability to offset or reduce the effect on the Company of adverse changes specific to the assay products market.

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

•                  establishment of new relationships or expansion of existing relationships with customers and suppliers; and

•                  availability of capital.

Additionally, we expect to review our products on an ongoing basis.  While the impact to our financial results from our continuing evaluation of products is unknown at this time, future product discontinuances would likely adversely affect our operating results.

If we are unable to manage our strategic shift effectively, our operating results could be adversely affected.  Moreover, there can be no assurance that our historic rate of growth will continue through this strategic shift, that we will continue to successfully expand or that growth or expansion will result in profitability.

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

International sales accounted for approximately 52% and 49% of our net sales in the first six months of 2005 and 2004, respectively.  International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

As of June 30, 2005, 74 of our 243 employees worked for our BioSource Europe subsidiary, which is headquartered in Nivelles, Belgium.  As a result of certain labor laws, we are required to make specified severance payments in the event we terminate a European employee.  Accordingly, we may be limited by the application of the Belgian labor laws in the determination of staffing levels resulting in less flexibility than our competitors whose employees are not subject to similar labor laws.

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

As a result of these factors, and potentially others, the sales price of our common stock has ranged from $5.45 to $12.49 per share from January 1, 2004 through July 28, 2005.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price of our common stock, as well as the stock of many biotechnology companies.  Often, price fluctuations are unrelated to operating performance of the specific companies whose stock is affected.

In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation against that company often resulted.  If we were subject to this type of litigation in the future, we could incur substantial costs and a diversion of our management’s attention and resources, each of which could have a material adverse effect on our revenue and earnings.  Any adverse determination in this type of litigation could also subject us to significant liabilities.

Anti-takeover provisions in our governing documents and under applicable law could impair the ability of a third party to take over our company.

We are subject to various legal and contractual provisions that may impede a change in our control, including the following:

•                  our stockholders’ rights plan which could result in the significant dilution of the ownership of any entity that engages in an unsolicited attempt to take over the Company; and

•                  the authority of our board of directors to issue additional shares of our preferred stock, which shares may be given superior voting, liquidation, distribution and other rights as compared to our common stock.

These provisions, as well as other provisions in our certificate of incorporation and bylaws and under the Delaware General Corporation Law, may make it more difficult for a third party to acquire our company, even if the acquisition attempt was at a premium over the market value of our common stock at that time.

Our principal stockholders own a significant percentage of our common stock and have the ability to exercise significant influence over our affairs.

Our principal stockholders own a significant percentage of our common stock and have the ability to exercise significant influence over our affairs.  Accordingly, these stockholders:

•                  have the ability to significantly influence the composition of our board of directors;

•                  can significantly influence matters requiring stockholder approval, including the approval of mergers and other changes of control or other significant corporate transactions; and

•                  will continue to have significant influence over our business.

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

Some investors favor companies that pay dividends, particularly in general downturns in the stock market.  We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any future earnings for funding growth and stock repurchases.  We do not currently anticipate paying cash dividends on our common stock in the foreseeable future.  Because we may not pay dividends, the return on an investment in our common stock may depend on selling this stock at a profit.

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

We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties include the following: the impact of intense competition in our business; difficulty in developing and introducing new products and services effectively; failure of customers to adopt our new products as expected; difficulties with suppliers and distribution channels; significant impairment charges due to past acquisitions; the possibility that taxing authorities may challenge our tax positions; and the effects of our proposed merger with Invitrogen Corporation, and any transaction we may enter into in connection with that process. In addition, the risks and uncertainties that are discussed in this Item 7 under the caption “Risk Factors” may also impact these forward-looking statements. We encourage you to read that section carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our common stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended June 30, 2005 does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended.

Item 4.    Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective, as of the end of the period covered by this report.

As reflected in the restatement contained in the Company’s 2004 Annual Report on Form 10-K/A (Amendment No. 2), as of the end of the period covered by this report, the Company made adjustments to its manufactured antibody inventory reserves following additional analysis with respect to its manufactured antibody inventory loss experience.  There were no other changes in our internal controls over financial reporting that occurred during the three months ending June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

We were not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q except as follows:

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2005 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Aggregate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs

4/1/05 – 4/30/05	495	$10.06	646,829	$5,904,226
5/1/05 – 5/31/05	—	$—	—	$5,904,226
6/1/05 – 6/30/05	—	$—	—	$5,904,226

Total	495	$10.06	646,829

(1)                                  These repurchases were made pursuant to a repurchase program for up to $10 million of our common stock which we announced on July 27, 2004. There is no expiration date for this program.

Item 6.           Exhibits

Exhibits.

Exhibit No.	Title

2.1	Agreement and Plan of Merger, dated as of July 25, 2005, by and between the Company and Invitrogen Corporation (1).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(1) Incorporated by reference from the Company’s Current Report on Form 8-K, dated July 25, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSOURCE INTERNATIONAL, INC.

Date: July 29, 2005	By:	/s/ Terrance J. Bieker
		Name:	Terrance J. Bieker
		Title:	President and
Chief Executive Officer

Date: July 29, 2005	By:	/s/ Alan I. Edrick
		Name:	Alan I. Edrick
		Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)